Form 10-Q
period 2012-08-31
Flux Technologies, Corp.
filed 2012-10-10
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 10, 2012
Common Stock, $0.001	3,880,000

2 | Page

FLUX TECHNOLOGIES, CORP.

Form 10-Q

3 | Page

FLUX TECHNOLOGIES, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (unaudited)
	AUGUST 31, 2012	FEBRUARY 29, 2012
ASSETS
Current Assets
Cash	$ 2,240	$ 21,488
Prepaid expenses	5,500	-
Total current assets	7,740	21,488

Total assets	$ 7,740	$ 21,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accrued expenses	$ 1,250	$ 4,000
Loans from Shareholders	6,225	-
Total liabilities	7,475	4,000

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Deficit accumulated during the development stage	(21,935)	(4,712)
Total stockholders’ equity	265	17,488
Total liabilities and stockholders’ equity	$ 7,740	$ 21,488

The accompanying notes are an integral part of these financial statements.

4 | Page

FLUX TECHNOLOGIES, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED AUGUST 31, 2012	SIX MONTHS ENDED AUGUST 31, 2012	FOR THE PERIOD FROM INCEPTION (DECEMBER 15, 2011) to AUGUST 31, 2012
Revenues	$ 2,450	4,900	$ 4,900

Operating Expenses
Professional fees	1,250	5,000	9,000
General and administrative expenses	17,083	17,123	17,835
Total operating expenses	18,333	22,123	26,835

Net loss from operations	(15,883)	(17,223)	(21,935)

Provision for corporate income taxes		-	-

Net loss	$ (15,883)	$ (17,223)	$ (21,935)
Loss per common share – Basic	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	3,880,000	3,880,000

The accompanying notes are an integral part of these financial statements.

5 | Page

FLUX TECHNOLOGIES, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED AUGUST 31, 2012	FOR THE PERIOD FROM INCEPTION (DECEMBER 15, 2011) to AUGUST 31, 2012
Operating Activities
Net loss	$ (17,223)	$ (21,935)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase (decrease) in accrued professional fees	(2,750)	1,250
Prepaid Expenses	(5,500)	(5,500)
Net cash used in operating activities	(25,473)	(26,185)
Financing Activities
Sale of common stock	-	22,200
Loans from Shareholders	6,225	6,225
Net cash provided by financing activities	6,225	28,425
Net increase (decrease) in cash and equivalents	(19,248)	2,240
Cash and equivalents at beginning of the period	21,488	-
Cash and equivalents at end of the period	$ 2,240	$ 2,240
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

FLUX TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Flux Technologies, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through August 31, 2012 the Company has accumulated losses of $20,685.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $20,685 as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2012 the Company's bank deposits did not exceed the insured amounts.

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

7 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three months period ended August 31, 2012.

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

Stock-Based Compensation

As of August 31, 2012 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On January 18, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. For the period from January 24, 2012 to February 14, 2012, the Company issued 720,000 shares of its common stock at $0.02 per share for total proceeds of $14,400.  For the period from February 21, 2012 to February 29, 2012, the Company issued 160,000 shares of its common stock at $0.03 per share for total proceeds of $4,800.

During the period December 15, 2011 (inception) to February 29, 2012, the Company sold a total of 3,880,000 shares of common stock for total cash proceeds of $22,200.

8 | Page

NOTE 3 – INCOME TAXES

As of August 31, 2012 the Company had net operating loss carry forwards of $21,935 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 18, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

On August 6, 2012, the Director loaned $4,975 to the Company to pay for business expenses. This loan is non-interest bearing, due upon demand and unsecured. The director also paid an $1,250 accounting invoice with a personal credit card.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2012 to the date the financial statements were issued and has determined that there are no items to disclose.

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

9 | Page

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

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of 3D animation services with potential customers, and the signing of the service agreement with Paliwa Spólka z o. o., a private Polish company. The value of an executed agreement is $4,900.  As of August 31, 2012 the revenue of $4,900 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on December 15, 2011 to August 31, 2012.  As of August 31, 2012, we had total assets of $7,740 and total liabilities of $7,475.  Since our inception to August 31, 2012, we have accumulated a deficit of $21,935.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended August 31, 2012 Compared to the period from Inception (December 15, 2011) to August 31, 2012

Our net loss for the six month period ended August 31, 2012 was $17,223 compared to a net loss of $21,935 during the period from inception (December 15, 2011) to August 31, 2012. During the six month period ended August 31, 2012, we  generated  revenues of $4,900.

During the six month period ended August 31, 2012, we incurred  general and administrative expenses and professional fees of $17,123 compared to $17,835 incurred during the period from inception (December 15, 2011) to August 31, 2012. General and administrative and professional fee expenses incurred during the six month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,880,000 for the six month period ended August 31, 2012.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2012

As at August 31, 2012 our current assets were $7,740 compared to $21,488 in current assets at February 29, 2012. As at August 31, 2012, our current liabilities were $7,475.

Stockholders’ equity decreased from $17,488 as of February 29, 2012 to $265 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2012, net cash flows used in operating activities was $25,473. Net cash flows used in operating activities was $26,185 for the period from inception (December 15, 2011) to August 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2012, we did not generate net cash flows from financing activities. For the period from inception (December 15, 2011) to August 31, 2012, net cash provided by financing activities was $28,425 received from proceeds from issuance of common stock and advance from director.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

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

Flux Technologies, Corp.
Dated: October 10, 2012	By: /s/ Iryna Antaniuk
Iryna Antaniuk, President and Chief Executive Officer and Chief Financial Officer

14 | Page