Form 10-Q
period 2012-11-30
Flux Technologies, Corp.
filed 2012-12-20
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 18, 2012
Common Stock, $0.001	3,880,000

2 | Page

FLUX TECHNOLOGIES, CORP.

Form 10-Q

3 | Page

FLUX TECHNOLOGIES, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (unaudited)
	NOVEMBER 30, 2012	FEBRUARY 29, 2012
ASSETS
Current Assets
Cash	$ 99	$ 21,488
Prepaid expenses	3,000	-
Total current assets	3,099	21,488

Total assets	$ 3,099	$ 21,488
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$ 1,250	$ 4,000
Loans from Shareholders	6,169	-
Total liabilities	7,419	4,000

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Deficit accumulated during the development stage	(26,520)	(4,712)
Total stockholders’ equity (Deficit)	(4,320)	17,488
Total liabilities and stockholders’ equity (Deficit)	$ 3,099	$ 21,488

The accompanying notes are an integral part of these financial statements.

4 | Page

FLUX TECHNOLOGIES, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED NOVEMBER 30, 2012	NINE MONTHS ENDED NOVEMBER 30, 2012	FOR THE PERIOD FROM INCEPTION (DECEMBER 15, 2011) to NOVEMBER 30, 2012
Revenues	$ -	4,900	$ 4,900

Operating Expenses
Professional fees	1,250	6,250	10,250
General and administrative expenses	3,335	20,458	21,170
Total operating expenses	4,585	26,708	31,420

Net loss from operations	(4,585)	(21,808)	(26,520)

Provision for corporate income taxes		-	-

Net loss	$ (4,585)	$ (21,808)	$ (26,520)
Loss per common share – Basic	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	3,880,000	3,880,000

The accompanying notes are an integral part of these financial statements.

5 | Page

FLUX TECHNOLOGIES, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED NOVEMBER 30, 2012	FOR THE PERIOD FROM INCEPTION (DECEMBER 15, 2011) to NOVEMBER 30, 2012
Operating Activities
Net loss	$ (21,808)	$ (26,520)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase (decrease) in accrued professional fees	(2,750)	1,250
Prepaid expenses	(3,000)	(3,000)
Net cash used in operating activities	(27,558)	(28,270)
Financing Activities
Sale of common stock	-	22,200
Loans from shareholder	6,169	6,169
Net cash provided by financing activities	6,169	28,369
Net increase (decrease) in cash and equivalents	(21,389)	99
Cash and equivalents at beginning of the period	21,488	-
Cash and equivalents at end of the period	$ 99	$ 99
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

FLUX TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Flux Technologies, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through November 30, 2012 the Company has accumulated losses of $26,520.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $26,520 as of November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2012 the Company's bank deposits did not exceed the insured amounts.

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

7 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three months period ended November 30, 2012.

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

Stock-Based Compensation

As of November 30, 2012 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

8 | Page

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at November 30, 2012 of $3,000 represent advances paid to the Company’s stock transfer agent for future services.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of $1,250 and $4,000 at November 30, 2012 and February 29, 2012, respectively, represent amounts owed to our independent auditor for review services related to the November 30, 2012 financial statements and audit services related to the year-end February 29, 2012, which were paid to them after the applicable period-end.

NOTE 5 – INCOME TAXES

As of November 30, 2012 the Company had net operating loss carry forwards of $26,520 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 18, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

As of November 30, the Director loaned $6,169 to the Company to pay for business expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2012 to the date the financial statements were issued and has determined that there are no items to disclose.

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

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of 3D animation services with potential customers, and the signing of the service agreement with Paliwa Spólka z o. o., a private Polish company. The value of an executed agreement is $4,900.  As of November 30, 2012 the revenue of $4,900 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATIONS

We are a development stage company with limited operations since our inception on December 15, 2011 to November 30, 2012.  As of November 30, 2012, we had total assets of $3,099 and total liabilities of $7,419.  Since our inception to November 30, 2012, we have accumulated a deficit of $26,520.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Month Periods Ended November 30, 2012 Compared to the period from Inception (December 15, 2011) to November 30, 2012

Our net loss for the three month period ended November 30, 2012 was $4,585. During the nine month period ended November 30, 2012, we  generated  revenues of $4,900.

During the three month period ended November 30, 2012, we incurred  general and administrative expenses and professional fees of $4,585. General and administrative and professional fee expenses incurred during the three month period ended November 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss for the nine month period ended November 30, 2012 was $21,808 compared to a net loss of $26,520 during the period from inception (December 15, 2011) to November 30, 2012. During the nine month period ended November 30, 2012, we  generated  revenues of $4,900.

During the nine month period ended November 30, 2012, we incurred  general and administrative expenses and professional fees of $20,458 compared to $21,170 incurred during the period from inception (December 15, 2011) to November 30, 2012. General and administrative and professional fee expenses incurred during the nine month period ended November 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,880,000 for the nine month period ended November 30, 2012.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012

As at November 30, 2012 our current assets were $3,099 compared to $21,488 in current assets at February 29, 2012. As at November 30, 2012, our current liabilities were $7,419.

Stockholders’ equity decreased from $17,488 as of February 29, 2012 to deficit of ($4,320) as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2012, net cash flows used in operating activities was $27,558. Net cash flows used in operating activities was $28,270 for the period from inception (December 15, 2011) to November 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended November 30, 2012, we did not generate net cash flows from financing activities. For the period from inception (December 15, 2011) to November 30, 2012, net cash provided by financing activities was $28,369 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flux Technologies, Corp.
Dated: December 18, 2012	By: /s/ Iryna Antaniuk
Iryna Antaniuk, President and Chief Executive Officer and Chief Financial Officer

14 | Page