Form 10-K
period 2012-12-31
Brazil Minerals, Inc.
filed 2013-04-08
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended __________________

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2012 to  December 31, 2012

Commission File Number 333-180624

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

324 South Beverly Drive, Suite 118

Beverly Hills, California 90212

(Address of principal executive offices)

Issuer’s telephone number, including area code: (213) 590-2500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of March 25, 2013, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing stock price of $.69 on such date as reported on otcmarkets.com) was approximately $23,505,759. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. No market value for the registrant’s common stock as of the last day of the registrant’s second fiscal quarter has been computed because no active trading market had been established as of such date.

As of March 28, 2013, there were outstanding 69,963,463 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

            This Annual Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

PART I

Item 1. Description of Business.

            Brazil Minerals, Inc. (formerly called Flux Technologies, Corp. and hereafter referred to as the “Company”) was incorporated under the laws of the State of Nevada on December 15, 2011. From inception until December 2012, the Company’s operations were limited to the development of a business plan, the completion of sales of our common stock, discussing offers by the Company of 3D animation services with potential customers, and the signing and  performance of a service agreement with one company.

            Immediately after the transactions discussed below, the Company discontinued its 3D animation services business and entered the business of producing raw diamonds in one property and exploring for gold in another, with both properties located in the Federative Republic of Brazil (“Brazil”), the largest country in Latin America. The Company’s local execution is led by an experienced team of Brazilians and the Company’s management team has expertise in mining operations, regulations, commercialization, business development, and financing.

Recent Transactions

On December 18, 2012, the Company, Iryna Antaniuk, the then sole director and sole officer of the Company (“Antaniuk”), and Brazil Mining, Inc., a Delaware corporation (“Brazil Mining”) entered into, and on December 19, 2012 they consummated, an Acquisition Agreement (the “Acquisition Agreement”). Pursuant to the Acquisition Agreement, (a) 3,000,000 shares of Common Stock held by Antaniuk were cancelled and retired, (b) Brazil Mining paid to the Company $25,000, (c) the Company used the $25,000 payment from Brazil Mining to pay and satisfy all of the Company’s liabilities and (d) the Company’s sole officer and director prior to the signing of the Agreement resigned and Marc Fogassa was elected as a director of the Company.

On December 19, 2012, the Company consummated Subscription Agreements with 37 investors pursuant to which the Company issued and sold to the investors for $33.333 per share an aggregate of 60,002 shares of the Company’s Common Stock for an aggregate purchase price of $2,000,006.66. Such Common Stock was issued in accordance with an exemption from the registration requirements of the Securities Act of 1933 as amended (the “Securities Act”), under Section 4(2) of the Securities Act by virtue of compliance with the provisions of Regulation D under the Securities Act.

As contemplated by the Subscription Agreements, on December 18, 2012, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a class of “blank check” preferred stock and filed a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. One share of Series A Convertible Preferred Stock (“Series A Stock”) was designated and issued for $1.00 to Marc Fogassa, who was elected on such date as a director and as the Chief Executive Officer of the Company. The Certificate of Designations of the Series A Stock, among other things, provides that, for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

In connection with the Acquisition Agreement, the Company entered into and consummated a Contribution Agreement with Brazil Mining (the “Contribution Agreement”) pursuant to which Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, certain mineral exploration rights on an approximately 10,000 hectare property located in the municipality of Borba, State of Amazonas, Brazil. Brazil Mining also entered into an Option Agreement with the Company pursuant to which Brazil Mining granted to the Company an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining actually receives in respect of Brazil Mining’s anticipated acquisition of a 55% equity interest in a Brazilian entity (the “Option Agreement”). Pursuant to the Contribution Agreement, the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company’s Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012.

.

On January 2, 2013, the Company exercised the option granted to the Company pursuant to the Option Agreement. Brazil Mining has the right to redeem the Company’s 20% share for a consideration and upon the occurrence of certain events specified in the Option Agreement.

On January 24, 2013, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of its Common Stock from 75 million to 150 million shares.

            The Company declared a 33.333-1 stock dividend payable to holders of record of the Company’s Common Stock as of January 22, 2013. The payment date for the dividend was January 25, 2013.

            On March 23, 2013, the Company and Brazil Mining entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Brazil Mining has agreed to sell to a 99.99% owned Brazilian subsidiary of the Company (“BMIX Subsidiary”), the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in Brazil Mining’s 55% equity interest in Mineração Duas Barras Ltda., a Brazilian company (“Duas Barras”) in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock. Brazil Mining also agreed that if the Exchange Agreement is consummated, Brazil Mining will in accordance with the applicable laws and regulations of Brazil and state and municipal codes, perform all that is necessary to transfer to BMIX Subsidiary the record title ownership of the 55% interest in Duas Barras upon the Company’s request.

Mineral Rights

            As of March 29, 2013 the Company had the following described interests in mineral properties:

Duas Barras

On January 2, 2013, the Company exercised an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining actually receives in respect of Brazil Mining’s 55% equity interest in Duas Barras. Duas Barras owns the mining right called “Portaria de Lavra” (mining concession) number 265, published in Brazil’s Official Federal Gazette on August 25th, 2006, and awarded by DNPM (“Departamento Nacional de Produção Mineral”, the National Mining Department, a Brazilian federal government entity) with respect to DNPM Process number 806.569/1977. The mining concession area is 170.89 hectares or approximately 422 acres. “Portaria de Lavra” is the highest level of mining right achievable; this mining concession permits mining of diamond and gold in the property. In addition to the “Portaria de Lavra”, Duas Barras has current operating and environmental licenses issued by state authorities to operate its plant. The main office of Duas Barras is located at Fazenda Duas Barras, in the municipality of Olhos D’Agua, state of Minas Gerais, CEP 39398-000, Brazil. The CNPJ (Brazilian corporate tax identification) number of Duas Barras is 07.950.123/0001-32.

The Duas Barras mining concession with its diamond and gold processing plant is located on the left bank of the Jequitinhonha River in the state of Minas Gerais, Brazil, approximately 250 kilometers north of Belo Horizonte, the state capital. The diamond processing plant at Duas Barras is accessible by dirt road which connects to asphalt highways. A major city, Montes Claros, the regional hub for northern Minas Gerais, with a population of over 400,000 people and a busy regional airport, is located within an hour and a half drive of Duas Barras. The Jequitinhonha River is a well-known area for diamond and gold production; it has hosted alluvial mining operations on all scales since the 18th century.

The Duas Barras diamond and gold processing plant was built by the previous owner of the mining concession, a Canadian listed company called Vaaldiam Resources Ltd. (“Vaaldiam”). Kenneth Johnson, the past president of Vaaldiam do Brasil Ltda., the Brazilian arm of Vaaldiam, is a member of the Board of Advisors of Brazil Mining, a shareholder of the Company. To the best of the Company’s knowledge, the diamond and gold processing plant at Duas Barras is the largest such type of alluvial recovery plant in Latin America. To the best of the Company’s knowledge, the cost of construction was approximately $2.5 million.

The Company has not performed any geological studies in Duas Barras. The Company has relied on the report entitled “Technical Report Duas Barras Diamond Project, Brazil, Presenting Details of Diamond Resources Compliant with Canadian National Instrument 43-101” (henceforth simply “Duas Barras NI 43-101”), issued by Qualified Person and Professional Geologist Paul J. Daigle, Senior Project Geologist at Vaaldiam, on March 30th, 2007. The Duas Barras NI 43-101 contains in its page 9 the following table of resources:

Mineral Resource	Volume (m3)	Diamond Grade (cts/m3)	Diamond Content (carats)	Fine Gold Grade (mg/m3)	Fine Gold Content (kg)
Indicated	1,843,000	0.16	295,000	182	335
Inferred	856,000	0.16	137,000	182	156

TOTAL	2,699,000	0.16	432,000	182	491

            The Company does not anticipate performing any geological work to confirm or deny the data above. The complete report is on file with Canada’s securities commission at www.sedar.com by searching under “Vaaldiam” and thereafter navigating to the entry entitled “Technical Report (NI 43-101)-English dated April 12, 2007.”

During the first quarter of 2013, one of the three main generators of the Duas Barras plant needed repairs and the plant stopped production for approximately one month. The generator has been fully repaired by Cummins, its manufacturer, and is working as of the date of this Annual Report. Additionally, being that December to March is the season of high rains, alluvial mining operations in the State of Minas Gerais (where Duas Barras is located) normally stop production during which period equipment is refurbished and gravel fronts are prepared for processing during the dry season. That was the focus of our efforts this quarter as well. During the first quarter, Duas Barras purchased a large used dredge, transported and has started to reassemble it. The dredge shall be deployed in one of the most promising locations within the mining concession. We expect Duas Barras to start using this dredge in the later part of the second quarter of 2013.

On March 23, 2013, the Company and Brazil Mining entered into the Exchange Agreement pursuant to which Brazil Mining has agreed to sell to BMIX subsidiary of the Company, the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in Brazil Mining’s 55% equity interest in Duas Barras in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock.

Exploration Rights on Borba Property

            On December 19, 2012, pursuant to an Assignment of Mineral Rights, the Company acquired mineral exploration rights on a property located in the municipality of Borba, State of Amazonas, Brazil.

The Borba Project is based on the process DNPM 880.239/2009; the mineral rights cover an area of 9,999.11 hectares (approximately 24,708 acres). The geographical coordinates of the Borba Project are latitude of -06°30'00''657 and longitude of -59°27'52''267. Company management believes that Borba has promising indications for gold, but no formal geological studies have been conducted.

Map from DNPM delineating the Borba Project mineral rights area.

Superficial or near superficial gold pebbles have been found in the Borba Project area. The Company intends to enter into a focused research phase program in the higher likelihood target areas.

            Employees and Independent Contractors

            As of March 18, 2013, the Company had 1 full-time employee and a service agreement with Brazil Mining pursuant to which Brazil Mining performs administrative services for the Company. Brazil Mining has 5 employees engaged in different capacities.

            Raw Materials

            The Company primarily has invested in a company which is in the  business of producing raw minerals, including diamonds. The Company does not directly utilize any significant amount of raw materials. All of the raw materials needed for the Company’s business model are readily available from numerous different suppliers and at market driven prices.

            Seasonality

            The business of the Company is seasonal. The period of high rains in the northern Minas Gerais region, from December to March, makes operations of the alluvial plant at Duas Barras inefficient. Therefore, it is customary to stop operating the plant or operating it at a much lower rate during such season.

            Intellectual Property

            The Company does not own any trademarks, service marks or patents.

            Competition

            The Company’s existing business – diamond production – is relatively hard to penetrate due not only to regulatory and cost issues but also to lack of diamond resource areas. There are a limited number of mining locations in the world that produce diamonds or that may hold viable economic potential to do so. In Brazil, the procedures to license, explore, and eventually build a diamond processing operation could take many years and millions of dollars. The Company is aware of only two other companies in Brazil that produce alluvial diamonds in quality and quantity similar to what the Company expects to produce from Duas Barras. Therefore, the Company believes that its position as a diamond producer is quite significant. The Company believes that it has a competitive product – raw diamonds – to offer and it will be able to sell its entire production of diamonds to either domestic or foreign buyers.

            Diamond Sales

            The Company plans to focus on qualifying a few strong buyers for its production and essentially pre-selling its output, provided some parameters of size and clarity of gems are observed. The Company has set up a portal window on its website (www.brazil-minerals.com) called “Diamond Sales” that allows its qualified buyers to begin to access information about the Company’s production and special gems. Special gems would normally be diamonds that are greater than a certain size or that are colored. Additionally, the Company has secured commitments from other smaller local diamond producers in Brazil that would like to offer their gems, including colored diamonds, online through the Diamond Sales portal. The Company will initiate such intermediation in the future and will charge a commission on such sales.

Item 1A. Risk Factors.

              The information to be reported under this Item is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

            The information to be reported under this Item is not required of smaller reporting companies.

Item 2. Properties.

            The Company receives shareholder and other official correspondence at its headquarters location in Beverly Hills, California, which is covered by the service agreement between the Company and Brazil Mining and is on a month-to-month basis. The Company’s main operational office in Brazil is at a modern office building in the city of Belo Horizonte, the capital of the state of Minas Gerais with a population of approximately 2.5 million people. The Company sub-leases its office for $1,100 Brazilian reais (or approximately USD$550) from an affiliate on a month-to-month basis; the lessor is BM Participações Ltda., which is a 99.99% owned subsidiary of Brazil Mining. The Company utilizes an office in São Paulo, the financial center of Brazil with a population of approximately 12 million people, where consultants and secretarial staff work from, which it also sub-leases from an affiliate on a monthly basis for a cost of approximately US$150.

Item 3. Legal Proceedings.

            We know of no material, active, pending or threatened proceeding against the Company nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

            Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            We have two classes of equity securities:  (i) Common Stock, par value $.001 per share (“Common Stock”), 69,963,463 shares of which are outstanding as of March 29, 2013, held by approximately 55 shareholders of record and (ii) Series A Convertible Preferred Stock, par value $.001 per share, (“Series A Stock”), 1 share of which is outstanding as of March 29, 2013, held by one person. Our Common Stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "BMIX". There is a limited public market for our common shares.   Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our Common Stock.

            OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

            Prior to March 7, 2013 there were no quotations for the Common Stock. During the period from March 7, 2013 to March 28, 2013 the Common Stock has traded at prices ranging from $.60 to $1.10 per share. The last trade of the Common Stock on March 28, 2013 was at $.62 per share.

            The Company has not paid any cash dividends since its inception and we do not foresee declaring any cash dividends on our Common Stock in the foreseeable future.

            As of December 31, 2012, the Company had no equity compensation plans under which equity securities of the Company were authorized for issuance.

Penny Stock Regulations

            The Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share.  Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

            For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Sales of Unregistered Securities

On December 19, 2012, the Company consummated Subscription Agreements with 37 investors pursuant to which the Company issued and sold to the investors for $33.333 per share an aggregate of 60,002 shares of the Company’s Common Stock for an aggregate purchase price of $2,000,006. Such Common Stock was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act by virtue of compliance with the provisions of Regulation D under the Securities Act. In connection with such sales, the Company issued to the placement agent and its designees as partial compensation to the placement agent for its services in the transaction described in this paragraph 85,411 shares of Common Stock and five year warrants to purchase for $33.333 per share an aggregate of 6,000 shares of Common Stock. The warrants were also issued under an exemption provided by Section 4(2) of the Securities Act. (The number of shares of Common Stock and the purchase prices and exercise prices set forth in this paragraph have not been adjusted to give effect to the 33.333-1 stock dividend paid to holders of record of the Company’s Common Stock as of January 22, 2013.)

On December 19, 2012, the Company issued and sold to Marc Fogassa, the Company’s Chief Executive Officer, for $1.00 one share of the Company’s Series A Stock. The Series A was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act by virtue of compliance with the provisions of Regulation D under the Securities Act.

Item 6. Selected Financial Data.

            The information to be reported under this Item is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

            The Company was incorporated on December 15, 2011 and changed its business plan in December 2012. No meaningful comparison of the Company’s financial condition as of December 31, 2012 and loss for the period ended December 31, 2012 can be made to any other date or period.

Liquidity and Capital Resources

            In 2012 the Company’s principal source of liquidity was from the $2,000,000 gross proceeds of a private placement of common stock in December 2012. As of December 31, 2012, the working capital of the Company was $795,727. As of December 31, 2012, the Company had accrued expenses of $67,362 and $100 indebtedness for money advanced by an officer.

            The Company believes that it has sufficient capital to fund its operations for at least the next twelve months. However, the Company may need additional capital to fund some or all of the purchase price for future acquisitions or investments may seek equity or debt financing for such purpose.

Off-Balance Sheet Arrangements

            The Company currently has no off-balance sheet arrangements.

Critical accounting policies and estimates

            The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in the Company’s financial statements. If our estimate of the fair value is incorrect at December 31, 2012, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

Recent Accounting Pronouncements

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  Our significant accounting policies are described in Note 1 of the financial statements. We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

Plan of Operation

            Over the long term, in a number of years, the Company intends to control and operate a number of productive mines. The Company also intends to participate in a larger number of other mines as a significant partner, bringing its expertise in capital raising and global contacts to bear. In yet a larger number of other opportunities, the Company intends to be a passive participant, collecting payment, rent, royalties, dividends or other distributions from the sale or exploration of mineral areas that it acquires or licenses. We believe that this business model will significantly diversify revenues across minerals, regions, and operations, and provide an attractive means for investors to participate in the investment in the natural resources sector of Brazil. The Company believes that based on the example of other companies in  the industry it may be able to achieve a significant capitalization without the necessity of a large employee base.

            In order to achieve the strategic goals set about above, the Company will need to improve its capital structure over time by means of equity or debt financings. Management believes that through its contacts in the industry, the Company will be able to review a significant number of potential acquisitions of mineral properties in Brazil.

            The Company’s goal for 2013 with respect to its Duas Barras's stake is to ensure that Duas Barras provides to the Company a source of quality diamonds from which the Company can expand its beginning network of buyers. The Company has set up a page on its website called "Diamond Sales" in which registered buyers will access relevant information and photographs of production and specific gems from the Company and other affiliated sellers, from which the Company would receive a sales commission.

            The Company’s goal for 2013 with respect to its Borba Project is to complete an initial assessment of the viability of the area for a drilling program and, if warranted, to embark upon such drilling program in the future. The results of this drilling program would dictate the next phase of business development for this project, as to whether the Company would raise capital to study it further and take it all the way to a producing mine on its own, or to partner along the way.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            The information to be reported under this Item is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

            Our financial statements, including the notes thereto, together with the report from our independent registered public accounting firm are presented beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2012. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

            Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

            This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Since the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management’s report on internal controls.

(c)  Changes in Internal Control over Financial Reporting

            There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2012 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)  Limitations of the Effectiveness of Internal Controls

The effectiveness of the Company’s system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, the Company’s control systems have been designed to provide reasonable assurance of achieving their objectives, and the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

Item 9B. Other Information.

            None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of March 28, 2013 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	46	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	53	Director

Ambassador Paul Durand	71	Director

            Marc Fogassa, age 46, was elected a director and officer of the Company on December 18, 2012. He has been the Chairman and Chief Executive Officer of Brazil Mining, Inc., a privately held Delaware corporation which owns 51% of the Company’s Common Stock, since March 2012. Dr. Fogassa has 14 years of investment experience in private and public equity. He was a venture capitalist initially at Atlas Venture and later at Axiom Ventures, and involved in originating, structuring, and monitoring multiple transactions. He has been on the board of directors of six private companies. Among various transactions, Dr. Fogassa co-led an early stage round and at that time joined the board of directors of Achillion Pharmaceuticals, a company that later underwent a public offering and is now listed on Nasdaq. Dr. Fogassa has invested in multiple Brazilian public companies while at Hedgefort, a registered investment adviser. He is frequently invited as speaker on Brazilian issues. Previously, Dr. Fogassa was at Goldman Sachs & Co. and Deloitte Consulting. Dr. Fogassa is a registered representative of Hunter Wise Financial Group, LLC, a broker-dealer and the private placement agent for the private placement of the Company’s Common Stock reported in this Current Report. Dr. Fogassa has Series 63, 65, and 79 FINRA certifications. Dr. Fogassa double-majored from the Massachusetts Institute of Technology and graduated with two Bachelor of Science degrees in 1990, and also graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and from the Harvard Business School with a Master in Business Administration degree in 1999. Dr. Fogassa was born in Brazil and is fluent in Portuguese and English.

Ambassador Roger F. Noriega, age 53, was elected a director of the Company on December 31, 2012. He has more than two decades of public policy experience focusing on U.S. interests in the Western Hemisphere. Ambassador Noriega's breadth of experience and contacts offers strategic vision and practical insight on U.S. foreign policy and aid programs. As U.S. Assistant Secretary of State from July 2003 to October 2005, Mr. Noriega managed a 3,000-person team of professionals in Washington and 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. He was a leader in an inter-agency team that actively expanded trade and investment opportunities to spur economic growth and to create opportunities for U.S. companies and consumers. He also helped design and execute an annual plan for the effective use of USD$1.7 billion in U.S. economic assistance in two dozen countries.

As U.S. Ambassador to the Organization of American States (“OAS”) from August 2001 to July 2003, Ambassador Noriega coordinated complex and sensitive multilateral diplomacy in a 34-member international organization to bolster OAS efforts to promote trade, fight illicit drugs, and defend democracy. Ambassador Noriega counseled powerful Congressional leaders on all aspects of U.S. interests in the Americas, drafted historic legislation, and oversaw U.S. aid programs, the Peace Corps, and international narcotics affairs. From July 1997 to August 2001, he was a member of the Senate Foreign Relations Committee staff of Chairman Jesse A. Helms (R-NC), and from July 1994 to July 1997, he served on the House International Relations Committee staff of Chairman Benjamin A. Gilman (R-NY). Mr. Noriega’s other experiences include: senior advisor, OAS (July 1993 to July 1994); senior policy advisor, U.S. Mission to the OAS (August 1990 to January 1993); various program management and public affairs positions, U.S. Agency for International Development and U.S. Department of State (November 1986 to July 1990); press secretary and foreign policy advisor, U.S. Representative Robert Whittaker (R-KS) (May 1983 to October 1986); and research assistant, Kansas Secretary of State (December 1981 to April 1983). Ambassador Noriega is the Founder and CEO of VisonAmericas, a Latin America-focused consulting group. Since April 2012, Ambassador Noriega has been a director of Brazil Mining. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas.

Ambassador Paul Durand, age 71, was elected a director of the Company on December 31, 2012. He has had extensive international experience in both the private and public sectors. From 1992 to 1995, Ambassador Durand was Canada’s Ambassador in Costa Rica, with concurrent accreditation to Honduras, Nicaragua and Panama. From 1995 to August 2000, he was Director General responsible for Canada’s relations with Latin America and the Caribbean in the Department of Foreign Affairs and International Trade. In August 2000, he was appointed Ambassador to Chile. A year later in August 2001, he was appointed Ambassador to the OAS and Canada’s National Coordinator for the Summits of the Americas process, positions that he held until 2006. From 2007 until 2009 he was the resident representative of the OAS in the Dominican Republic.

Ambassador Durand has participated in numerous electoral observer missions in Central and South America, and was appointed to lead the OAS observer mission to the 2006 elections in Costa Rica, as well as the OAS Mission to observe the referendum on free trade in Costa Rica in 2007. In Canada’s diplomatic service, Ambassador Durand specialized in Latin America, but also served in East Africa and South Asia (India and Nepal). He worked for the Canadian International Development Agency and also as a foreign policy advisor in the office of the Canadian Prime Minister (Privy Council Office), before joining the Department of Foreign Affairs and International Trade. Ambassador Durand is on the Board of Advisors of VisionAmericas, a Latin America-focused consulting group. Since April 2012, Ambassador Durand has been a director of Brazil Mining. He was educated in Canada, obtaining a B.A. (Political Economy) from the University of Toronto, and pursued further studies in International Relations and Economics at Northwestern University in Chicago and Carleton University in Ottawa. He joined the Canadian government after working in international banking in Latin America (Colombia, El Salvador), the Caribbean (Bahamas) and the US (Chicago).

            All of our directors hold their positions on the board until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

            There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

            Our directors and executive officers have not, during the past ten years:

•	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•

been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•

been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacate

Board Composition

            The Company’s Board of Directors is currently composed of three members – Marc Fogassa, Ambassador Roger Noriega and Ambassador Paul Durand.

            The Company currently does not have standing audit, nominating or compensation committees. Currently, its entire board of directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors as soon as practicable.  We envision that nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Code of Ethics

            Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Audit Committee Financial Expert

            Our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We currently do not have a member who qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-K  and is “independent” as the term is used in Item 407(a)(1)) of Regulation S-K under the Exchange Act.  Our board of directors is in the process of searching for a suitable candidate for this position.

Item 11. Executive Compensation.

               The following table sets forth information concerning cash and non-cash compensation paid by the Company to its Chief Executive Officer for each of the year ended February 29, 2012 and the transition period from March 1, 2012 to December 31, 2012. No executive officer of the Company received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa C.E.O	2/29/2012	-	-	-	-	-	-	-	-
	12/31/2012	-	-	-	-	-	-	-	_
Iryna Antaniuk C.E.O	2/29/2012	-	-	-	-	-	-	-	-
	12/31/2012	-	-	-	-	-	-	-	_

Employment Agreement with Marc Fogassa

            On December 31, 2012, the Company and Marc Fogassa entered into an Employment Agreement which had been approved by the Company’s independent directors with Mr. Fogassa recusing himself on such vote. Under the agreement, Mr. Fogassa is employed as Chief Executive Officer, Chairman, Chief Financial Officer, Treasurer and Secretary of the Company for an indefinite term.

            Under the agreement, Mr. Fogassa received a sign up bonus of $50,000 which was paid in January 2013 and is being paid a salary of $150,000 per year. His salary is subject to increase to $175,000 per year and $200,000 per year upon the consummation of sales of Company securities for aggregate amounts of at least $2,500,000 and $5,000,000 in the aggregate, respectively. Mr. Fogassa also receives other standard benefits.

            The agreement is terminable immediately by either party, provided that if Mr. Fogassa’s employment is terminated for any reason by the Company, the Company shall be required to make a $500,000 lump sum cash payment to Mr. Fogassa, and after a change of control or other corporate event Mr. Fogassa is not the Chief Executive Officer of the Company or a controlling person of the Company, then the Company shall be required to make a $2,000,000 lump sum cash payment to Mr. Fogassa.

 Outstanding Equity Awards at Fiscal Year End

            None.

Director Compensation

            For the year ended December 31, 2012, none of the members of our Board of Directors received compensation for his service as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The following table sets forth information regarding beneficial ownership of our common stock as of April 8, 2013 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name and Address (1)	Office	Shares Beneficially Owned (2)	Percent of Class (3)
Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	37,002,144 (4)	52.8%
Brazil Mining, Inc.	-	35,783,343	51.1%
Iron Grid Ltd. 120 Vantis, Suite 300 Aliso Viejo, California 92656	-	5,199,948	7.4%
Roger F. Noriega	Director	-	*
Paul Durand	Director	-	*

* Less than 1%

(1)  Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 324 South Beverly Drive, Suite 118, Beverly Hills, California 90212.

(2) Beneficial ownership is determined in accordance with rules promulgated by the Commission.

(3)  Based on 69,963,463 shares of Common Stock outstanding and computed in accordance with rules promulgated by the Commission

(4) Includes (a) 35,783,343 shares of Common Stock owned by Brazil Mining, Inc., a Delaware corporation of which Mr. Fogassa owns approximately 65% of the voting stock and is a director and Chief Executive Officer and (b) 79,999 shares of Common Stock which may be purchased by Mr. Fogassa at any time or from time to time during the period from January 25, 2013 to December 18, 2017 upon exercise of warrants held by Mr. Fogassa to purchase for $1.00 per share 79,999 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 19, 2012 Marc Fogassa, the Chief Executive Officer and a director of the Company, purchased from the Company for $1.00 one share of Series A Stock. Such share is the only share of Series A Stock issued and outstanding. The Certificate of Designations of the Series A Stock, among other things, provides that, for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

On December 19, 2012 the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company’s Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012. Marc Fogassa, the Chief Executive Officer and a director of the Company is the Chief Executive Officer, a director and shareholder of Brazil Mining.

Hunter Wise Securities, LLC ("Hunter Wise"), was the placement agent for the sale of 60,002 shares of Common Stock of the Company to 31 investors in December 2012. The Company paid to Hunter Wise compensation, including cash, Common Stock and warrants to purchase Common Stock, in connection with Hunter Wise's services in such transaction. Marc Fogassa, the Chief Executive Officer of the Company, is a registered representative and a Managing Director of Hunter Wise, and received a portion of the compensation paid to Hunter Wise for such transaction.

On December 31, 2012, the Company and Marc Fogassa entered into an employment agreement. A description of such employment agreement is set forth in Item 11 hereof under the subheading “Employment Agreement with Marc Fogassa.”

On January 1, 2013 the Company and Brazil Mining entered into an Administrative Services & Personnel Reimbursement Agreement under which Brazil Mining provides to the Company personnel to carry out the Company’s business activities and day to day administration. As compensation for such services the Company agreed to pay to Brazil Mining an amount equal to Brazil Mining’s direct cost in providing such services. The agreement is for a five year term, but may be terminated upon written notice by the Company.

Other than the above transactions or as otherwise set forth in this Annual Report or in any reports filed by the Company with the Commission, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

            The Company believes that both Ambassador Roger Noriega and Ambassador Paul Durand are “independent” as such term is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

Audit Fees

            The aggregate fees that have been, or are expected to be, billed by Silberstein Ungar, PLLC ("Silberstein"), the Company’s principal accountant, to the Company for the audit of the Company's financial statements for as of February 29, 2012 and as of December 31, 2012 and for the periods then ended an aggregate of $16,000. In addition, Silberstein was paid an aggregate of $3,750 for its reviews of the Company’s quarterly financial statements during 2012.

Audit-Related Fees

            During 2012 and 2011 there were no fees paid to Silberstein in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

            No other fees were billed by Silberstein for the last two years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

            There were no fees billed by Silberstein during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

            There were no other non-audit-related fees billed to the Company by Silberstein in 2012 or 2011.

Pre-Approval Policies and Procedures

            Engagement of accounting services by the Company is not made pursuant to any pre-approval policies and procedures. Rather, the Company believes that its accounting firm is independent because all of its engagements by the Company are approved by the Company's Board of Directors prior to any such engagement.

            The Company's Board of Directors will meet periodically to review and approve the scope of the services to be provided to the Company by its independent registered public accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Board is responsible for the prior approval of every engagement of the Company's independent registered public accounting firm to perform audit and permissible non-audit services for the Company, such as quarterly financial reviews, tax matters, consultation on new accounting and disclosure standards.

            Before the auditors are engaged to provide those services, the Chief Financial Officer and Controller will make a recommendation to the Board of Directors regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Board of Directors, the Independent Registered Public Accounting Firm and/or management shall periodically report to the Board of Directors regarding the extent of services being provided by the Independent Registered Public Accounting Firm, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of December 31, 2012 and February 29, 2012	F - 2

Statements of Operations for the periods ended
December 31, 2012 and February 29, 2012 and the period from
December 15, 2011 (Date of Inception) to December 31, 2012	F - 3

Statement of Stockholders’ Equity as of December 31, 2012	F - 4

Statements of Cash Flows for the periods ended
December 31, 2012 and February 29, 2012 and the period from
December 15, 2011 (Date of Inception) to December 31, 2012	F - 5

Notes to Financial Statements	F - 6 – F - 12

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Brazil Minerals, Inc. (formerly, Flux Technologies, Corp.)

Beverly Hills, California

We have audited the accompanying balance sheets of Brazil Minerals, Inc. (formerly, Flux Technologies, Corp.)  (the “Company”) as of December 31, 2012 and February 29, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the periods from March 1, 2012 through December 31, 2012, December 15, 2011 (Date of Inception) through February 29, 2012 and December 15, 2011 (Date of Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Minerals, Inc. (formerly, Flux Technologies, Corp.) as of December 31, 2012 and February 29, 2012 and the results of its operations and its cash flows for the periods from March 1, 2012 through December 31, 2012, December 15, 2011 (Date of Inception) through February 29, 2012 and December 15, 2011 (Date of Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 4, 2013

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND FEBRUARY 29, 2012

	December 31, 2102	February 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 863,189	$ 21,488
Total Current Assets	863,189	21,488

Other Assets
Loan receivable-related party	800,000	-

Total Assets	$1,663,189	$21,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 67,362	$ 4,000
Loan from Director	100	-
Total Liabilities	67,462	4,000

Stockholders’ Equity
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 69,963,434 shares issued and outstanding on a post stock dividend basis ( February 29, 2012- 129,332,040)	69,963	3,880
Additional paid-in-capital	37,370,516	18,320
Stock Warrants	117,765	-
Deficit accumulated during the development stage	(35,962,517)	(4,712)
Total Stockholders’ Equity	1,595,727	17,488

Total Liabilities and Stockholders’ Equity	$1,663,189	$21,488

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

FOR THE PERIOD FROM DECEMBER 15, 2011 (INCEPTION) TO FEBRUARY 29, 2012

FOR THE PERIOD FROM DECEMBER 15, 2011 (INCEPTION) TO DECEMBER 31, 2012

	For the period from March 1, 2012 to December 31, 2012	For the period from December 15, 2011 (Inception) to February 29, 2012	For the period from December 15, 2011 (Inception) to December 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	94,658	-	94,658
General and administrative expenses	3,885	-	3,885
Compensation and related costs	54,112	-	54,112
TOTAL OPERATING EXPENSES	152,655	-	152,655

LOSS FROM CONTINUING OPERATIONS	(152,655)	-	(152,655)
LOSS FROM DISCONTINUED OPERATIONS	(21,808)	(4,712)	(26,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(174,463)	(4,712)	(179,175)

PROVISION FOR CORPORATE INCOME TAXES	-	-	-

NET LOSS	$(174,463)	$(4,712)	$(179,175)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	122,907,180	63,694,290

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 15, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Warrants	Deficit Accumulated During the Exploration Stage
	Shares	Amount	Shares	Amount				Total
Inception, December 15, 2011	-	$-	-	$-	$-	$-	$-	$-

Common shares issued for cash	-	-	99,999,000	3,000	-	-	-	3,000

Common shares issued for cash	-	-	23,999,760	720	13,680	-	-	14,400

Common shares issued for cash	-	-	5,333,280	160	4,640	-	-	4,800

Net loss for the period	-	-	-	-	-	-	(4,712)	(4,712)

Balance, February 29, 2012	0	0	129,332,040	3,880	18,320	0	(4,712)	17,488

Common shares voluntarily surrendered	-	-	(99,999,000)	(3,000)	3,000	-		-

Forgiveness of debt from prior director	-	-	-	-	6,169	-	-	6,169

Common shares issued for mining option and exploration rights	-	-	35,783,342	1,073	35,782,269	-	-	35,783,342

Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-		-	(35,783,342)	(35,783,342)

Preferred share issued	1	-	-	-	1	-	-	1

Common shares issued as share offering costs	-	-	2,847,005	85	2,846,920	-	-	2,847,005

Warrants issued as share offering costs	-	-	-	-		117,765	-	117,765

Common shares issued for cash	-	-	2,000,047	61	1,999,972	-	-	2,000,033

Share offering costs including cash, stock and warrants	-	-	-	-	(3,218,271)	-	-	(3,218,271)

Par value adjustment for stock split (33.333:1)	-	-	-	67,864	(67,864)	-	-	0

Net loss for the period	-	-	-	-	-	-	(174,463)	(174,463)

Balance, December 31, 2012	1	$0	69,963,434	$69,963	$37,370,516	$117,765	$(35,962,517)	$1,595,727

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

FOR THE PERIOD FROM DECEMBER 15, 2011 (INCEPTION) TO FEBRUARY 29, 2012

FOR THE PERIOD FROM DECEMBER 15, 2011 (INCEPTION) TO DECEMBER 31, 2012

	For the period from March 1, 2012 to December 31, 2012	For the period from December 15, 2011 (Inception) to February 29, 2012	For the period from December 15, 2011 (Inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(174,463)	$(4,712)	$(179,175)
Loss from discontinued operations	21,808	4,712	26,520
Loss from continuing operations	(152,655)	0	(152,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase in accrued expenses	66,112	0	66,112
Net Cash Used in Continuing Operating Activities	(86,543)	0	(86,543)
Net Cash Used in Discontinued Operations	(24,558)	(712)	(25,270)
Net Cash Used in Operating Activities	(111,101)	(712)	(111,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to a related party	(800,000)	-	(800,000)
Net Cash Used in Investing Activities	(800,000)	-	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers	100	-	100
Net proceeds from the sale of common stock	2,000,033	-	2,000,033
Cash paid for share offering costs	(253,500)		(253,500)
Net Cash Provided by Continuing Financing Activities	1,746,633	0	1,746,633
Net Cash Provided by Discontinued Financing Activities	6,169	22,200	28,369
Net Cash Provided by Financing Activities	1,752,802	22,200	1,775,002

Net Increase in Cash and Cash Equivalents	841,701	21,488	863,189

Cash and equivalents, beginning of period	21,488	-	-

Cash and equivalents, end of period	$863,189	$21,488	$863,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Shares issued for exploration rights and mineral property option	$35,783,342	$0	$35,783,342
Shares and warrants issued as stock offering costs	$2,923,245	$0	$2,923,245
Forgiveness of shareholder debt recorded as contributed capital	$6,169	$0	$6,169

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. was incorporated as Flux Technologies, Corp. (“BMIX” and the “Company”) under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company is in the exploration stage. From inception through December 31, 2012 the Company has accumulated losses of $179,175.

On December 18, 2012, the Company entered into and consummated an acquisition agreement with Brazil Mining, Inc. (“Brazil Mining”) whereby Brazil Mining agreed to transfer to the Company certain mining and exploration rights, in exchange for 35,783,342 shares of the Company. At the same time, the previous sole director surrendered for voluntary cancellation, 99,999,000 common shares of stock of the Company such that upon the transaction and a simultaneous private placement by the Company of its common stock Brazil Mining owned 51% of the outstanding common stock of the Company. The Company changed its name to Brazil Minerals, Inc. on December 24, 2012.

The Company elected to change its year end date from February 28 or 29 to December 31.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company had initially adopted February 28/29 as its fiscal year end, but after the change in control changed the fiscal year end date to December 31, in order to align its year-end with that of its majority shareholder.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies.  An exploration-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues therefrom.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2012 the Company's bank deposits exceeded the insured amounts.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.  Mineral property acquisition costs are capitalized including licenses and lease payments.  Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's rights. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended December 31, 2012 and February 29, 2012.

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

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

As of December 31, 2012, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718.  As of December 31, 2012, the Company had not adopted a stock option plan and had not granted any stock options as employee compensation.

Recent accounting pronouncements

We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY

The Company issued a loan receivable to its majority shareholder for $800,000. The loan is non-interest bearing and has no specified terms of repayment and is an advance related to the exercise of an option agreement held by Brazil Mining for a 20% share of a monthly diamond production at a property in the State of Minas Gerais, Brazil.  The option pursuant to the option agreement was exercised on January 2, 2013.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2012 and February 29, 2012:

	December 31, 2012	February 29, 2012
Audit and accounting fees	$13,250	$4,000
Officer compensation	50,000	0
Payroll taxes	4,112	0
Total Accrued Expenses	$67,362	$4,000

NOTE 4 – LOANS FROM OFFICERS

During the period ended December 31, 2012, the former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital.

On December 19, 2012, a director loaned $100 to the Company to facilitate the bank account opening.  This loan is non-interest bearing, due upon demand and unsecured. The balance due to the director was $100 as of December 31, 2012.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 5 – COMMON STOCK

As of December 31, 2012 the Company had 150,000,000 common shares authorized with a par value of $0.001 per share.

On January 18, 2012, the Company issued 99,999,000 shares of its common stock for total proceeds of $3,000. For the period from January 24, 2012 to February 14, 2012, the Company issued 23,999,760 shares of its common stock for total proceeds of $14,400.  For the period from February 21, 2012 to February 29, 2012, the Company issued 5,333,280 shares of its common stock for total proceeds of $4,800.

On December 18, 2012, a shareholder and former director of the Company surrendered for voluntary cancellation 99,999,000 shares of common stock of the Company.

On December 18, 2012, the Company issued 35,783,342 shares of its common stock in exchange for an assignment of certain exploration rights and a mining property option held by Brazil Mining.

On December 19, 2012, the Company consummated a private placement with 37 investors in the company issued 2,000,047 shares of the Company’s common stock for total consideration of $2,000,033.

As part of the private placement, 2,847,005 shares of common stock were issued as part of share offering costs.

As part of the private placement, 200,000 warrants to purchase shares of common stock valued at $117,765 were issued as part of share offering costs.  These warrants expire on December 18, 2017 and have an exercise price of $ 1.00.  Any change in the value of the share price to the actual exercise date will be recorded as beneficial conversion at the date of the conversion.

The estimated grant date fair value of the warrants granted during the period to December 31, 2012 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 72.24%, risk-free interest rate of 0.78%, and expected term of 5 years.

Pursuant to the issuance of shares in the private placement, the Company incurred costs related to the share issuance of $3,218,171.  Of this $253,500 was paid in cash and the balance of $2,964,771 was paid through the issuance of shares and warrants with a deemed value of $2,847,005 and $117,765, respectively.

On December 18, 2012, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Series A Convertible Preferred Stock. On December 18, 2012, the Company issued and sold for $1.00, one share of Series A Convertible Preferred Stock.

The Company amended its articles of incorporation to increase the authorized common stock to 150,000,000 shares. On January 22, 2013, the Company declared a 33.333:1 stock dividend (treated as a stock split) payable to shareholders of record as of  January 25, 2013. All share and per share data has been retrospectively adjusted for the stock split.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The Company entered into an employment agreement on December 31, 2102 with their CEO, Chairman, CFO, Treasurer and Secretary.  The agreement included a $50,000 signing bonus, which has been accrued as of December 31, 2012. The agreement also requires annual salary for the officer of $150,000. In the event of an equity raise of $2,500,000, the salary increases to $175,000 annually and $200,000 annually if $5,000,000 is raised. In the event that the officer is terminated, the agreement requires an immediate severance payment of $500,000.  If there is a change in control and the officer is no longer the CEO, the agreement requires an immediate severance payment of $2,000,000. There is no set term for the employment agreement.

NOTE 7– INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $179,175 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended December 31, 2012 and February 29, 2012:

	December 31, 2012	February 29, 2012
Federal income tax benefit attributable to:
Current Operations	$59,317	$1,602
Less: valuation allowance	(59,317)	(1,602)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and February 29, 2012:

	December 31, 2012	February 29, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$60,919	$1,602
Less: valuation allowance	(60,919)	(1,602)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $179,175 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 18, 2012, the Company issued 99,999,000 shares of its common stock for total proceeds of $3,000. On December 18, 2012, these shares were returned for voluntary cancellation.

During the period ended December 31, 2012, the former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital.

On December 19, 2012, a Director loaned $100 to the Company to facilitate the bank account opening.  Th3 loan is non-interest bearing, due upon demand and unsecured. The balance due to the director was $100 as of December 31, 2012.

Pursuant to the issuance of shares in the private placement, the Company incurred costs related to the share issuance of $3,218,171.  Of this $253,500 was paid in cash and the balance of $2,964,771 was paid through the issuance of shares and warrants with a deemed value of $2,847,005 and $117,765, respectively.

Accrued compensation owing to a director of the Company in the amount of $50,000 is included in accrued expenses.

The Company issued a loan receivable to Brazil Mining, Inc., the Company’s parent company for $800,000. The loan is non-interest bearing and has no specified terms of repayment and is an advance related to the exercise of an option agreement held by Brazil Mining for a 20% share of a monthly diamond production at a property in the State of Minas Gerais, Brazil.  The option pursuant to the option agreement was exercised on January 2, 2013.

NOTE 9 – DISCONTINUED OPERATIONS

As a result of the change in control transaction on December 18, 2012, the Company has abandoned its technology related business.  A summary of operations related to the discontinued operation is presented in the table below:

	For the period from March 1, 2012 to December 31, 2012	For the period from December 15, 2011 (Inception) to February 29, 2012	For the period from December 15, 2011 (Inception) to December 31, 2012
Revenue from discontinued operations	$4,900	$0	$0
Net loss from discontinued operations	(21,808)	(4,712)	(26,520)
Net loss per share attributable to discontinued operations	$(0.00)	$(0.00)	$(0.00)

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

The Company had issued a loan receivable to its majority shareholder for $800,000 during 2012. The loan was an advance related to the exercise of an option agreement held by Brazil Mining for a 20% share of a monthly diamond production at a property in the State of Minas Gerais, Brazil.  The option was exercised on January 2, 2013.

The Company amended its articles of incorporation to increase the authorized comon stock to 150,000,000 shares. On January 22, 2013, the Company declared a 33.333:1 stock dividend payable to shareholders of record as of  January 25, 2013. All share and per share data has been retrospectively adjusted for the stock split.

On March 23, 2013 the Company and Brazil Mining entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Brazil Mining has agreed to sell to a 99.99% owned Brazilian subsidiary of the Company (“BMIX Subsidiary”)  the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in a 55% equity interest (“Equity Interest”) in Mineração Duas Barras Ltda., a Brazilian company (“Duas Barras”) in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock. Brazil Mining also agreed that if the Exchange Agreement is consummated, Brazil Mining will, in accordance with the applicable laws and regulations of Brazil and state and municipal codes, perform all that is necessary to enable the transfer to the BMIX Subsidiary of record title ownership of the entire Equity Interest upon the Company’s request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.
Date: April 8, 2013	By:	/s/ Marc Fogassa Marc Fogassa Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Marc Fogassa Marc Fogassa	Chief Executive Officer	April 8, 2013
and Director; Chief Financial Officer and Chief Accounting Officer

By: /s/ Roger Noriega	Director	April 8, 2013
Roger Noriega

By: /s/ Paul Durand	Director	April 8, 2013
Paul Durand

EXHIBIT INDEX

Exhibit Number	Description
2.1

Exchange Agreement dated as of March 23, 2013 between the Company and Brazil Mining. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2013.

3.1

Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012 (the “S-1”).

3.2

Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012 (the “December 2012 8-K”).

3.3

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.2 to the December 2012 8-K.

3.4

Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013 (the “January 2013 8-K”).

3.5

Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 24, 2013. Incorporated by reference to Exhibit 3.2 to the January 2013 8-K.

3.6	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc. Incorporated by reference to Exhibit 10.4 to the December 2012 8-K.
10.5	Administrative Services and Personnel Reimbursement Agreement between Brazil Mining and the Company dated as of January 1, 2013.*
10.6	Employment Agreement between the Company and Marc Fogassa.*
10.7	2013 Stock Incentive Plan.*
21.1	Subsidiaries of the Company.*
31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*
*Filed herewith