Form 10-Q
period 2013-03-31
Brazil Minerals, Inc.
filed 2013-05-13
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 333-180624

Brazil Minerals, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)1

13324 South Beverly Drive, Suite 118

Beverly Hills, California 90212

 (Address of principal executive offices)

(213) 590-2500

(Registrant's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2012 the registrant had 70,963,463 shares of common stock, par value $.001 per share, issued and outstanding.

Item 1. FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$637,160	$863,189
Accounts receivable- Brazil Mining, Inc.	5,763
Total Current Assets	642,923	863,189

Capital Assets
Computer equipment, net of accumulated amortization of $ 108	1,192	-

Other Assets
Interest in mineral production rights	800,000	-
Loan receivable-related party	-	800,000

Total Assets	$1,444,115	$1,663,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses	$18 ,850	$67,362
Due to Brazil Mining, Inc.	6,263
Loan from Director	100	100
Total Liabilities	25,213	67,462

Stockholders’ Equity
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 69,963,434 shares issued and outstanding (December 31, 2012- 69,963,434)	69,963	69,963
Additional paid-in-capital	37,370,516	37,370,516
Stock Warrants	117,765	117,765
Deficit accumulated during the development stage	(36,139,342)	(35,962,517)
Total Stockholders’ Equity	1,418,902	1,595,727

Total Liabilities and Stockholders’ Equity	$1,444,115	$1,663,189

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

FOR THE PERIOD FROM DECEMBER 15, 2011 (DATE OF INCEPTION) TO MARCH 31, 2013

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from December 15, 2011 (Date of Inception) to March 31, 2013

REVENUES	$5,763	$-	$5,763

OPERATING EXPENSES
Professional fees	22,000	-	116,658
Management fee	92,063	-	92,063
General and administrative expenses	20,600	-	24,485
Compensation and related costs	47,817	-	101,929
Depreciation	108	-	108
TOTAL OPERATING EXPENSES	182,588	-	335,243

LOSS FROM CONTINUING OPERATIONS	(176,825)	-	(329,480)
LOSS FROM DISCONTINUED OPERATIONS	-	(4,712)	(26,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(176,825)	(4,712)	(356,000)

PROVISION FOR CORPORATE INCOME TAXES	-	-	-

NET LOSS	$(176,825)	$(4,712)	$(356,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	69,963,434	1,930,130

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIOD FROM DECEMBER 15, 2011 (DATE OF INCEPTION) TO MARCH 31, 2013

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Deficit Accumulated During the Exploration
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Total
Inception, December 15, 2011	-	$-	-	$-	$-	$-	$-	$-

Common shares issued for cash	-	-	99,999,000	3,000	-	-	-	3,000

Common shares issued for cash	-	-	23,999,760	720	13,680	-	-	14,400

Common shares issued for cash	-	-	5,333,280	160	4,640	-	-	4,800

Net loss for the period	-	-	-	-	-	-	(4,712)	(4,712)

Balance, February 29, 2012	0	0	129,332,040	3,880	18,320	0	(4,712)	17,488

Common shares voluntarily surrendered	-	-	(99,999,000)	(3,000)	3,000	-		-

Forgiveness of debt from prior director	-	-	-	-	6,169	-	-	6,169

Common shares issued for mining option and exploration rights	-	-	35,783,342	1,073	35,782,269	-	-	35,783,342

Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-		-	(35,783,342)	(35,783,342)

Preferred share issued	1	-	-	-	1	-	-	1

Common shares issued as share offering costs	-	-	2,847,005	85	2,846,920	-	-	2,847,005

Warrants issued as share offering costs	-	-	-	-		117,765	-	117,765

Common shares issued for cash	-	-	2,000,047	61	1,999,972	-	-	2,000,033

Share offering costs including cash, stock and warrants	-	-	-	-	(3,218,271)	-	-	(3,218,271)

Par value adjustment for stock split (33.333:1)	-	-	-	67,864	(67,864)	-	-	0

Net loss for the period	-	-	-	-	-	-	(174,463)	(174,463)

Balance, December 31, 2012	1	0	69,963,434	69,963	37,370,516	117,765	(35,962,517)	1,595,727
Net loss for the period	-	-	-	-	-	-	(176,825)	(176,825)

Balance, March 31, 2013	1	$0	69,963,434	$69,963	$37,370,516	$117,765	$(36,139,342)	$1,418,902

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM DECEMBER 15, 2011 (DATE OF INCEPTION) TO MARCH 31, 2013

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from December 15, 2011 (Date of Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(176,825)	$(4,712)	$(356,000)
Loss from discontinued operations	-	4,712	26,520
Loss from continuing operations	(176,825)	-	(329,480)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	108	-	108
Change in assets and liabilities:
Increase in accounts payable to Brazil Mining, Inc	6,263	-	6,263
Increase in accounts receivable from Brazil Mining, Inc.	(5,763)	-	(5,763)
Increase (decrease) in accrued expenses	(48,512)	-	17,600
Net Cash Used in Continuing Operating Activities	(224,729)	0	(311,272)
Net Cash Used in Discontinued Operations	-	(712)	(25,270)
Net Cash Used in Operating Activities	(224,729)	-	(336,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(1,300)	-	(1,300)_
Advances to a related party	-	-	(800,000)
Net Cash Used in Investing Activities	(1,300)	-	(801,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers	-	-	100
Net proceeds from the sale of common stock	-	-	2,000,033
Cash paid for share offering costs	-		(253,500)
Net Cash Provided by Continuing Financing Activities	-	0	1,746,633
Net Cash Provided by Discontinued Financing Activities	-	22,200	28,369
Net Cash Provided by Financing Activities	-	22,200	1,775,002

Net Increase in Cash and Cash Equivalents	(226,029)	21,488	637,160

Cash and equivalents, beginning of period	863,189	-	-

Cash and equivalents, end of period	$637,160	$21,488	$637,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$800,000		$800,000
Shares issued for exploration rights and mineral property option	$0	$0	$35,783,342
Shares and warrants issued as stock offering costs	$0	$0	$2,923,245
Forgiveness of shareholder debt recorded as contributed capital	$0	$0	$6,169

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. was incorporated as Flux Technologies, Corp. (“BMIX” and the “Company”) under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company is in the exploration stage. From inception through March 31, 2013 the Company has accumulated losses of $313,967.

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

Principles of Consolidation

These financial statements include the accounts of the company and its 99.99% subsidiary, BMIX Participacoes Ltda.  All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim financial statements of Brazil Minerals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

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

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2013 the Company's bank deposits exceeded the insured amounts.

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

Capital Assets

Capital assets, consisting of computer equipment are recorded at cost and depreciated over their estimated useful life of 3 years, on a straight-line basis.

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

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and 0 during the periods ended March 31, 2013 and March 31, 2012.

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

Stock-Based Compensation

As of March 31, 2013, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718.  The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors.

Recent accounting pronouncements

We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY

On December 18, 2012 the Company advanced funds in the amount of $800,000 to Brazil Mining, Inc., (“Brazl Mining”) its parent company, in order to provide the funds necessary for Brazil Mining to exercise an option on a 55% equity interest (“Equity Interest”) in Mineração Duas Barras Ltda., a Brazilian company (“Duas Barras”). The loan was non-interest bearing and had no specified terms of repayment.  The Company was given an option to acquire a 20% share of the diamond production revenue received by Brazil Mining in respect of the Equity Interest.     The option agreement was exercised on January 2, 2013 and as a result, the balance of the loan was applied to satisfy the purchase price.

NOTE 3 –INTEREST IN MINERAL PRODUCTION RIGHTS

On January 2, 2013, the Company exercised an option under an agreement with its parent company, Brazil Mining, to acquire a 20% share of Brazil Mining’s receipt of diamond production revenue in respect of the Equity Interest held by Brazil Mining.

On March 23, 2013 the Company and Brazil Mining entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Brazil Mining  agreed to sell to a 99.99% owned Brazilian subsidiary of the Company (“BMIX Subsidiary”)  the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the Equity Interest in Duas Barras in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock. Brazil Mining also agreed that if the Exchange Agreement is consummated, Brazil Mining will, in accordance with the applicable laws and regulations of Brazil and state and municipal codes, perform all that is necessary to enable the transfer to the BMIX Subsidiary of record title ownership of the entire Equity Interest upon the Company’s request.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Audit and accounting fees	$3,850	$13,250
Accrued legal fees	15,000	0
Officer compensation	-	50,000
Payroll taxes	-	4,112
Total Accrued Expenses	$18,850	$67,362

NOTE 5 – LOANS FROM OFFICERS

During the period ended March 31, 2013, the former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital.

On December 19, 2012, a director loaned $100 to the Company to facilitate the bank account opening.  This loan is non-interest bearing, due upon demand and unsecured. The balance due to the director was $100 as of March 31, 2013.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 6 – COMMON STOCK

As of March 31, 2013 the Company had 150,000,000 common shares authorized with a par value of $0.001 per share.

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

On December 19, 2012, the Company consummated a private placement with 37 investors in which the Company issued 2,000,047 shares of the Company’s common stock for total consideration of $2,000,033.

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

The estimated grant date fair value of the warrants granted during the period to March 31, 2013 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 72.24%, risk-free interest rate of 0.78%, and expected term of 5 years.

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

MARCH 31, 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company entered into an employment agreement on December 31, 2102 with their CEO, Chairman, CFO, Treasurer and Secretary.  The agreement included a $50,000 signing bonus, which has been paid as of March 31, 2013. The agreement also requires an annual salary for the officer of $150,000. In the event of an equity raise of $2,500,000, the salary increases to $175,000 annually and $200,000 annually if $5,000,000 is raised. In the event that the officer is terminated, the agreement requires an immediate severance payment of $500,000.  If there is a change in control and the officer is no longer the CEO, the agreement requires an immediate severance payment of $2,000,000. There is no set term for the employment agreement.

NOTE 8– INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $356,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current Operations	$60,121	$1,602
Less: valuation allowance	(60,121)	(1,602)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$121,040	$1,602
Less: valuation allowance	(121,040)	(1,602)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $308,234 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

BRAZIL MINERALS, INC.

(Formerly FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 18, 2012, the Company issued 99,999,000 shares of its common stock for total proceeds of $3,000. On December 18, 2012, these shares were returned for voluntary cancellation.

During the period ended December 31, 2012, the former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital. On December 19, 2012, a Director loaned $100 to the Company to facilitate the bank account opening.  The loan is non-interest bearing, due upon demand and unsecured. The balance due to the director was $100 as of March 31, 2013.

Pursuant to the issuance of shares in the private placement, the Company incurred costs related to the share issuance of $3,218,171.  Of this $253,500 was paid in cash and the balance of $2,964,771 was paid through the issuance of shares and warrants with a deemed value of $2,847,005 and $117,765, respectively.

Accrued compensation owing to a director of the Company in the amount of $50,000 is included in accrued expenses as at December 31, 2012.

Included in accounts receivable is $5,763 due from Brazil Mining, Inc. for the company’s share of diamond production revenues for the period ended March 31, 2013.

The Company issued a loan receivable to Brazil Mining, Inc., the Company’s parent company for $800,000. The loan is non-interest bearing and has no specified terms of repayment and is an advance related to the exercise of an option agreement held by Brazil Mining for a 20% share its 55% interest of a monthly diamond production at a property in the State of Minas Gerais, Brazil.  The option pursuant to the option agreement was exercised on January 2, 2013.

During the period ended March 31, 2013, the Company recorded management fees for services and expenses paid in the amount of $92,063 to Brazil Mining, the parent company, of which $6,263 has not been paid.

NOTE 9 – DISCONTINUED OPERATIONS

As a result of the change in control transaction on December 18, 2012, the Company has abandoned its technology related business.  A summary of operations related to the discontinued operation is presented in the table below:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from December 15, 2011 (Inception) to March 31, 2013
Revenue from discontinued operations	$0	$0	$0
Net loss from discontinued operations	0	(4,712)	(26,520)
Net loss per share attributable to discontinued operations	$(0.00)	$(0.00)	$(0.00)

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 10 – SUBSEQUENT EVENTS

On April 30, 2013, the Company acquired the entire 55% economic interest in Duas Barras from Brazil Mining, and therefore on a going-forward basis, the Company will consolidate the operations of Duas Barras in the Company’s financial statements.

Item  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

            This Quarterly Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Quarterly Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

Results of Operations

            The Company was incorporated on December 15, 2011 and changed its business plan in December 2012. No meaningful comparison of the Company’s financial condition as of March 31, 2013 and loss for the period ended March 31, 2013 can be made to any other date or period.

General

            As of March 31, 2013, the Company owned two assets. The first asset was a right to receive 20% of the monthly diamond production, in cash or in kind, due to Brazil Mining, Inc. (“BMI”), a privately-held Delaware corporation, and currently the largest shareholder of the Company, with respect to BMI’s 55% ownership of Mineração Duas Barras Ltda. (“MDB”), a Brazilian company located in the state of Minas Gerais, Brazil. The second asset was the entire mining exploration rights to a 38.6 square mile area, in the state of Amazonas, Brazil; this area is referred to by the Company as the Borba Project. While there is no formal geology on the Borba Project, the area in which it is located has had prospectors actively mining gold from within its limits.

            During the first quarter of 2013, one of the three main generators of the MDB processing plant needed repairs and the plant stopped for approximately one month. This generator has since been fully repaired by Cummins, its manufacturer. Additionally, being that December to March is the local season of high rains, alluvial mining operations in the state of Minas Gerais (where MDB is located) normally severely curtail or altogether stop production during which period equipment is refurbished and gravel fronts are prepared for processing during the dry season. That was the focus of the MDB efforts during the first quarter of 2013 as well. During the first quarter of 2013, MDB had revenues of $160,971 from sale of gold and raw diamonds to Brazilian buyers.

            During the first quarter of 2013, MDB purchased a large used dredge, transported and started to reassemble it. This dredge will be deployed in one of the most promising locations within its mining concession. During the first quarter of 2013, MDB contacted CEMIG, the electric utility that serves the region near its plant to apply for access to the electric power grid. The closest high power grid is located approximately 27 km from the MDB plant. MDB received an initial proposal from CEMIG and is continuing the necessary process to allow it to have access to such power grid. The cost of diesel to operate the plant in its current format is the plant’s highest operational cost and is more than the cost of MDB’s entire labor force of ten employees. The Company anticipates that bringing electric power to the plant will decrease such cost very significantly.

            On April 30, 2013, the Company acquired the entire 55% economic interest in MDB from BMI, and therefore on a going-forward basis, the Company will consolidate the operations of MDB in the Company’s financial statements.

            During the first quarter of 2013, the Company entered into negotiations with, and after the end of the quarter hired, Paulo Roberto Amorim Dos Santos Lima as its Vice President of Geology; this announcement was made on a Form 8-K filed with the Commission on April 18, 2013. Mr. Lima is one of the foremost gold geologists in Brazil and will be in charge of the geological evaluation of the Borba Project, and future other projects.  He  has over 40 years of mining experience, having worked for Vale (NYSE: VALE), a Brazilian mining company with $87 billion in market capitalization, for over 22 years where he led the Exploration and Acquisitions of Precious Metals Division, heading precious metal projects and evaluations of mineral deposits in Brazil and foreign countries. Mr. Lima has solid experience and knowledge in the management and development of mineral projects, negotiations and evaluation of mineral opportunities in Brazil and other Latin America countries. His experience is particularly strong in gold, uranium, rare earths, titanium, phosphate, niobium, tantalum, and fluorite. The area of the Borba Project is believed to have primary gold veins and gold is found in conglomerate form. Subsequent to the end of the first quarter of 2013, the Company had a geological team in the area for assessment and retrieved multiple gold samples for geochemical analysis.

            During the first quarter of 2013, the Company met with Ambassador John Bell. On April 23, 2013, the Board of Directors of the Company approved an increase in the size of the Board of Directors from three to four members and elected John Bell to fill the vacancy thereby created; Mr. Bell, age 73, is currently a director on the Board of Directors of Goldcorp (NYSE: GG), which is one of the largest gold companies in the world in market value at approximately $24 billion. Mr. Bell is the Chair of the Sustainability, Environment, Health and Safety Committee at Goldcorp's Board, and has been a director at Goldcorp since February 2005. Mr. Bell is also a director on the Board of Directors of Tahoe Resources (NYSE: TAHO), a silver producer, which has a market capitalization of approximately $2.4 billion. Mr. Bell has been a director at Tahoe Resources since June 2010. From 1987 to 1990, Mr. Bell was the Canadian Ambassador to Brazil, and from 1975 to 1979 was Consul General of Canada in São Paulo; as such he lived in Brazil for several years. The Company believes that Mr. Bell’s extensive Board experience at the public company level, as well as his understanding of environmental and regulatory issues throughout the world, will help him to provide unparalleled insights to the Company.

Liquidity and Capital Resources

            In 2012, the Company’s principal source of liquidity was from the $2,000,033 in gross proceeds of a private placement of common stock in December 2012. As of March 31, 2013, the working capital of the Company was $617,710.  As of March 31, 2013, the Company had accrued expenses of $18,850, and $6,263 due to its parent company, Brazil Mining, Inc.

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

Critical accounting policies and estimates

            The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in the Company’s financial statements. If our estimate of the fair value is incorrect at March 31, 2013, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

            The Company and its 99.99%-owned Brazilian subsidiary, BMIX Participações Ltda., have available to them an active pipeline of opportunities to evaluate in various other properties, at different stages, known or believed to possess gold, diamonds, phosphate, zinc, lead, and iron.

            In order to achieve the strategic goals set about above, the Company will need to improve its capital structure over time by means of equity or debt financings. Management believes that through its contacts in the industry, the Company will be able to review a significant number of potential acquisitions of mineral properties in Brazil.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of March 31, 2013 the Company’s disclosure controls and procedures were effective, at that reasonable assurance level to satisfy the objectives for which they are intended.

Changes in Internal Controls

            There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 6.    EXHIBITS

(a) Exhibits

10.1	Investor Relations Consulting and Representation Agreement dated April 26, 2013 between the Company and MZ-HCI, LLC.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 –	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS –	XBRL Instance Document
101.SCH –	XBRL Taxonomy Extension Schema Document
101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB –	XBRL Taxonomy Extension Label Linkbase Document
101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: May 13, 2013	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer