Form 10-Q
period 2013-06-30
Brazil Minerals, Inc.
filed 2013-08-12
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2013 the registrant had 70,983,463 shares of common stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures.	7

PART II OTHER INFORMATION

Item 6.	Exhibits	8

Signatures		9

Exhibits/Certifications

2

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$360,733	$863,189
Accounts receivable	68,697	-
Inventory	512,358	-
Accounts receivable - Brazil Mining, Inc.	5,763	-
Total Current Assets	947,551	863,189

Capital Assets
Equipment	489,466	-

Other Assets
Interest in mineral production rights	800,000	-
Advances	148,017	-
Intangible assets	148,984	-
Loan receivable-related party	-	800,000

Total Assets	$2,534,018	$1,663,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$86,878	$67,362
Accounts payable - Brazil Mining, Inc.	747	-
Loan from Director	180	100
Total Liabilities	87,805	67,462

Stockholders’ Equity
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 70,963,434 shares issued and outstanding (December 31, 2012- 69,963,434)	70,963	69,963
Additional paid-in-capital	39,031,443	37,370,516
Stock Warrants	117,765	117,765
Unrealized foreign exchange	41,338	-
Non-controlling interest	515,624	-
Deficit accumulated during the development stage	(37,330,920)	(35,962,517)
Total Stockholders’ Equity	2,446,213	1,595,727

Total Liabilities and Stockholders’ Equity	$2,534,018	$1,663,189

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012

REVENUES	$145,619	$-	$151,382	$-

COST OF GOODS SOLD	82,921	-	82,921	-
GROSS PROFIT	62,698	-	68,461	-

OPERATING EXPENSES
Professional fees	36,732	-	58,732	-
Management fee	99,200	-	191,263	-
General and administrative expenses	39,560	-	60,160	-
Compensation and related costs	40,559	-	88,376	-
Depreciation	108	-	216	-
TOTAL OPERATING EXPENSES	216,159	-	1,408,147	-

OPERATING LOSS FROM CONTINUING OPERATIONS	(153,461)	-	(398,747)	-

OTHER EXPENSE
Stock based compensation	1,009,400	-	1,009,400	-

LOSS FROM CONTINUING OPERATIONS	(1,162,861)	-	(1,339,686)	-
LOSS FROM DISCONTINUED OPERATIONS	-	(1,340)	-	(6,052)

LOSS BEFORE NON-CONTROLLING INTEREST	(1,162,861)	(1.340)	(1,339,686)	(6,052)

NON-CONTROLLING INTEREST	(25,396)	-	(25,396)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,188,257)	(1,340)	(1,365,082)	(6,052)

PROVISION FOR CORPORATE INCOME TAXES	(3,321)	-	(3,321)	-

NET LOSS	$(1,191,578)	$(1,340)	$(1,368,403)	$(6,052)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	70,963,434	3,880,000	70,463,434	3,880,000

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the six months ended June 30, 2013	For the six months ended June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,368,403)	$-
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest in income of subsidiary	25,396
Stock based compensation	1,009,400
Depreciation	216	-
Change in assets and liabilities:
Increase in accounts payable to Brazil Mining, Inc.	747
Increase in accounts receivable from Brazil Mining, Inc.	(5,763)	-
Increase in other accounts receivable	(68,697)
Increase in inventory	(44,728)
Increase (decrease) in accrued expenses and accounts payable	(9,914)	1,250
Net Cash Provided (Used) by Continuing Operating Activities	(461,746)	1,250

Net Cash Used in Discontinued Operations	-	(6,052)
Net Cash Provided (Used) in Operating Activities	(461,746)	(4,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(46,903)	-
Advances to a related party	-	-
Advances	(148,017)
Net Cash Used in Investing Activities	(194,920)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers	80	-
Cash acquired on acquisition of subsidiary	59,433
Unrealized foreign exchange	41,338
Capital contributions received	53,359
Net proceeds from the sale of common stock	-	22,200
Cash paid for share offering costs	-
Net Cash Provided by Continuing Financing Activities	154,210	0
Net Cash Provided by Discontinued Financing Activities	-	22,200
Net Cash Provided by Financing Activities	154,210	22,200

Net Increase in Cash and Cash Equivalents	(502,456)	17,398

Cash and equivalents, beginning of period	863,189	-

Cash and equivalents, end of period	$360,733	$17,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$800,000	$0
Shares issued for exploration rights and mineral property option	$580,000	$0
Stock options issued as compensation	$1,009,400	$0

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. (“BMIX” and the “Company”) was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. From inception through June 30, 2013 the Company had accumulated losses of $538,178.

On December 18, 2012, the Company entered into and consummated an acquisition agreement with Brazil Mining, Inc. (“Brazil Mining”) whereby Brazil Mining agreed to transfer to the Company certain mining and exploration rights, in exchange for 35,783,343 shares of the Company. At the same time, the previous sole director surrendered for voluntary cancellation, 99,999,000 common shares of stock of the Company such that, upon the transaction and a simultaneous private placement by the Company of its common stock, Brazil Mining owned 51% of the outstanding common stock of the Company. The Company changed its name to Brazil Minerals, Inc. on December 24, 2012.

In 2012 the Company changed its fiscal year end date from February 28 or 29 to December 31.

Principles of Consolidation

These financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. (“BMIX Subsidiary”), which owns the economic interest in 55% of Mineração Duas Barras Ltda. (“Duas Barras”). All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim financial statements of BMIX have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company had initially adopted February 28/29 as its fiscal year end, but after the change in control changed the fiscal year end date to December 31, in order to align its year-end with that of its majority shareholder.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2013 the Company's bank deposits exceeded the insured amounts.

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

Capital Assets

Capital assets consisting of the diamond and gold processing plant and other machinery are recorded at cost and depreciated over their estimated useful life of 10 years, on a straight-line basis. Capital assets consisting of computer and other office equipment are recorded at cost and depreciated over their estimated useful life of 3 years, on a straight-line basis.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260 Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended June 30, 2013 and June 30, 2012.

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

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY

On December 19, 2012, the Company advanced funds in the amount of $800,000 to Brazil Mining, its parent company, in order for Brazil Mining to acquire a 55% equity interest (“Equity Interest”) in Duas Barras. The loan was non-interest bearing and had no specified terms of repayment. The Company was given an option to acquire a 20% share of the diamond production revenue received by Brazil Mining in respect of the Equity Interest. The option agreement was exercised on January 2, 2013 and as a result, the balance of the loan was applied to satisfy the purchase price.

NOTE 3 –INTEREST IN MINERAL PRODUCTION RIGHTS

On January 2, 2013, the Company exercised an option under an agreement with its parent company, Brazil Mining, to acquire a 20% share of Brazil Mining’s receipt of diamond production revenue in respect of the Equity Interest held by Brazil Mining.

On April 30, 2013, the Company and Brazil Mining consummated an Exchange Agreement (the “Exchange Agreement”) pursuant to which Brazil Mining sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the Equity Interest in Duas Barras in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock.

NOTE 4 – ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and accounts payable consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Audit and accounting fees	$5,850	$13,250
Accrued legal fees	15,000	0
Officer compensation	-	50,000
Wages and payroll taxes	32,684	4,112
Trade payables	38,609

Total Accrued Expenses	$86,878	$67,362

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 5 – LOANS FROM OFFICERS

During the period ended June 30, 2013, a former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 18, 2012 and the balance has been recorded as an increase in additional paid-in capital.

On December 19, 2012, a director loaned $100 to the Company to facilitate a bank account opening. During the period ended June 30, 2013, a director loaned $80 to the Company to facilitate a bank account opening. These loans are non-interest bearing, due upon demand and unsecured. The balance due to the director was $180 as of June 30, 2013.

NOTE 6 – OTHER EXPENSE - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

On April 18 and April 23, 2013 the Company granted options to purchase an aggregate of 2,600,000 shares of common stock to directors and officers. The options were valued at $1,009,400 using the Black-Scholes Option Pricing Model with the following assumptions:

Employee Stock Options
Stock Price	$0.57-0.60
Exercise Price	$0.57-0.58
Expected volatility	81.55%
Risk-free rate	0.71%
Expected term	5 years

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 7 – COMMON STOCK

As of June 30, 2013 the Company had 150,000,000 common shares authorized with a par value of $0.001 per share.

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

On December 18, 2012, the Company issued 35,783,343 shares of its common stock in exchange for an assignment of certain exploration rights and a mining property option held by Brazil Mining.

On December 19, 2012, the Company consummated a private placement with 37 investors in which the Company issued 2,000,047 shares of the Company’s common stock for total consideration of $2,000,033.

As part of the private placement, 2,847,005 shares of common stock were issued as part of share offering costs.

As part of the private placement, 200,000 warrants to purchase shares of common stock valued at $117,765 were issued as part of share offering costs. These warrants expire on December 18, 2017 and have an exercise price of $1.00 per share. Any change in the value of the share price to the actual exercise date will be recorded as beneficial conversion at the date of the conversion.

The estimated grant date fair value of the warrants granted during the period to June 30, 2013 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 72.24%, risk-free interest rate of 0.78%, and expected term of 5 years.

Pursuant to the issuance of shares in the private placement, the Company incurred costs related to the share issuance of $3,218,171. Of this, $253,500 was paid in cash and the balance of $2,964,771 was paid through the issuance of shares and warrants with a deemed value of $2,847,005 and $117,765, respectively.

On December 18, 2012, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Series A Convertible Preferred Stock. On December 18, 2012, the Company issued and sold for $1.00, one share of Series A Convertible Preferred Stock.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 7 – COMMON STOCK (continued)

The Company amended its Articles of Incorporation to increase its authorized common stock to 150,000,000 shares. On January 22, 2013, the Company declared a 33.333:1 stock dividend (treated as a stock split) payable to shareholders of record as of January 25, 2013. All share and per share data has been retrospectively adjusted for the stock split.

On April 30, 2013, the Company issued 1,000,000 shares of common stock to Brazil Mining pursuant to an exchange agreement to purchase Brazil Mining’s equity interest in Duas Barras. The shares were valued at $580,000.

NOTE 8 – ACQUISTION OF MINERACAO DUAS BARRAS LTDA.

On April 30, 2013, the Company acquired from Brazil Mining a 55% equity interest in the operations of Duas Barras for 1,000,000 shares of common stock of the Company with a deemed value of $580,000.

The net assets of the Company at the date of acquisition were $1,089,396. The acquisition was accounted for using the purchase method. As a result of the transaction, non-controlling interest of $490,228 was recognized in the financial statements.

The net assets upon the above acquisition consisted of the following:

Cash	$59,433
Inventory	452,696
Equipment	442,778
Intangible	163,918
Liabilities assumed	(29,429)

Net assets	$1,089,396

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases an office in Pasadena, California, and has use of offices in São Paulo, Brazil and Belo Horizonte, Brazil through an agreement with an affiliate. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 10 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $1,547,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current Operations	$462,250	$2,057
Less: valuation allowance	(462,250)	(2,057)
Income tax liability of subsidiary	3,321	0
Net provision for Federal income taxes	$3,321	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$526,000	$1,602
Less: valuation allowance	(526,000)	(1,602)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,547,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 11– RELATED PARTY TRANSACTIONS

On January 18, 2012, the Company issued 99,999,000 shares of its common stock for total proceeds of $3,000. On December 18, 2012, these shares were returned for voluntary cancellation.

During the period ended December 31, 2012, a former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 18, 2012 and the balance has been recorded as an increase in additional paid-in capital. On December 19, 2012, a director loaned $100 to the Company to facilitate a bank account opening. During the period ended June 30, 2012, a director loaned $80 to the Company to facilitate a bank account opening. These loans are non-interest bearing, due upon demand and unsecured. The balance due to the director was $180 as of June 30, 2013.

Pursuant to the issuance of shares in the private placement, the Company incurred costs related to the share issuance of $3,218,171. Of this, $253,500 was paid in cash and the balance of $2,964,771 was paid through the issuance of shares and warrants with a deemed value of $2,847,005 and $117,765, respectively.

Accrued compensation owing to a director of the Company in the amount of $50,000 is included in accrued expenses as at December 31, 2012.

Included in accounts receivable is $5,763 due from Brazil Mining, for the Company’s share of diamond production revenues for the period ended March 31, 2013.

In December 2012 the Company loaned $800,000 to Brazil Mining, the Company’s parent company. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to Brazil Mining’s acquisition of an equity interest in Duas Barras. On January 2, 2013, the Company exercised an option to acquire a 20% share of Brazil Mining’s share of the monthly diamond production by Duas Barras and the loan was satisfied in full in connection with such option exercise. On April 30, 2013, the Company and Brazil Mining consummated an Exchange Agreement pursuant to which Brazil Mining sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the Equity Interest in Duas Barras in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock.

During the three months and six months ended June 30, 2013, the Company recorded management fees for services and expenses paid in the amount of $99,200 and 191,263, respectively, to Brazil Mining. Included in accounts payable is management fees payable of $ 747.

BRAZIL MINERALS, INC.

(FORMERLY, FLUX TECHNOLOGIES, CORP.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 12 – DISCONTINUED OPERATIONS

As a result of the change in control transaction on December 18, 2012, the Company has abandoned its technology related business. A summary of operations related to the discontinued operation is presented in the table below:

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from December 15, 2011 (Inception) to June 30, 2013
Revenue from discontinued operations	$0	$0	$0
Net loss from discontinued operations	0	(6,052)	(26,520)
Net loss per share attributable to discontinued operations	$(0.00)	$(0.00)	$(0.00)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On July 30, 2013, the BMIX Subsidiary signed a definitive and irrevocable contract with a Brazilian company for the exclusive and irrevocable right to develop and own up to 75% of a vanadium, titanium, and iron project in exchange for the performance over time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reals (approximately US$382,000 as of August 3, 2013) and the equivalent of 125,000 Brazilian reals in common stock of the Company (approximately US$55,000 as of August 3, 2013). If, for any reason, the BMIX Subsidiary decides to discontinue participation prior to achieving 75% ownership, the BMIX Subsidiary will be guaranteed a percentage ownership of the project, ranging from 5% to 49%, proportional to the amount of funds disbursed and the amount of geological research done. The reported geochemical results on samples collected in June 2013 at the project site by geologists working for BMIX and analyzed at SGS-Geosol, a premier analytical laboratory, proved iron (Fe2O3) concentrations between 66.2% and 71.7%, titanium (TiO2) concentrations between 18.4% and 19.8%, and vanadium (V2O5) concentrations between 0.68% and 0.80%. The Company considers these results to be indicative of significant economic potential for the property.

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

Results of Operations

  The Company was incorporated on December 15, 2011 and changed its business plan in December 2012. No meaningful comparison of the Company’s financial condition as of June 30, 2013 or losses for the quarter and six months ended June 30, 2013 can be made to the Company’s financial condition as of June 30, 2012 or profits or losses for the quarter and six months ended June 30, 2012.

The Company had revenues of $145,619 in the quarter ended June 30, 2013 as compared to $5,763 in the quarter ended March 31, 2013.

The Company owns a 55% interest in Mineração Duas Barras Ltda. (“Duas Barras”), a Brazilian company with revenues derived from sales of rough diamonds and gold.

In the second quarter of 2013, Duas Barras sold 902.10 carats of rough diamonds versus 354.00 carats of rough diamonds sold in the first quarter of 2013, an increase of 154.8%. The average revenue per carat for rough diamonds sold was US $143 in the second quarter of 2013 versus US$ 149 in the first quarter of 2013. All such sales were to Brazilian buyers.

In the second quarter of 2013, Duas Barras sold 799.10 grams of gold versus 2,473.69 grams of gold sold in the first quarter of 2013. The average revenue per gram for gold was US$ 41 in the second quarter of 2013 versus US$ 44 in the first quarter of 2013. All such sales were to Brazilian buyers. The concentration of gold, a subproduct of diamond processing, commonly varies across areas in the property and types of gravel being processed in the plant, and this is the main reason for the difference seen.

During the second quarter of 2013, Duas Barras started the operation of a small barge in a highly promising water-filled area in the mining concession, with water depths of up to 30 feet. The barge mechanically suctions the diamondiferous and auriferous gravel from the bottom of this water-filled area, and also pumps off the water to a different reservoir, thereby leading over time to a reduction in water level. As of quarter-end, this area had seen its water level decrease substantially. The Company anticipates being able to complete the water removal in at least part of the area during the second half of 2013, at which point an excavator and other earth moving equipment could move in and directly remove the gravel for processing in the Duas Barras plant for extraction of diamonds and gold. At that point, Duas Barras may be able access both more volume as well as better quality gravel (i.e., one with higher concentrations of diamonds and gold) from which higher yields of production could occur.

In the second quarter of 2013, the Company also obtained a gemological assessment of approximately 300 carats of a recent rough diamond production lot from Duas Barras. This analysis was done upon a request made by a high-end fine jewelry retailer based in Milan, Italy. The analysis for shapes and the expected color and clarity after cutting and polishing was carried out by a gemological analytical practice whose principal gemologist has trained and is certified by the Gemological Institute of America ("GIA") and has over 28 years of experience in diamond evaluation and grading, having previously worked in the diamond trade in New York and Los Angeles. In the gemological report issued, the highest color expected from the Duas Barras lot, upon cutting and polishing, is "E", which corresponds to the second highest category in the commonly used GIA grading scale. In that scale, diamonds receiving color grades 'D", "E", and "F" are referred to as "colorless" gems. In the report, the highest expected clarity from the lot is "VVS", which corresponds to the second highest category in the GIA scale. In that scale, the first category is "IF", short for "internally flawless", and such gems are very rare. The term "VVS" (very, very small) indicates gems in which it is "extremely difficult to see inclusion under 10X magnification". The shapes seen in the sample were categorized into sawables, makeables, and flats, and included many well-formed octahedrons and dodecahedrons. Based on the report it is anticipated that the Duas Barras will to appeal to many global buyers. Currently, Duas Barras receives more requests from buyers interested in buying its entire rough production than it can accommodate.

Subsequent to the second quarter end, on July 17, 2013, Duas Barras received the Brazilian federal license allowing it to now be able to export its production. The Company believes that Duas Barras will realize higher average prices per carat in the global markets, and to that extent it has begun to qualify foreign buyers interested in the Duas Barras production.

During the second quarter of 2013, the Company obtained two rough stones from Duas Barras and had them cut and polished by an experienced cutter in Brazil. The original rough diamonds were approximately one carat each, and valued at approximately US$150 per carat, using current sales figures for the Duas Barras rough diamond production revenues. The cost of cutting and polishing each of these two diamonds was USD$50. After cutting and polishing, the end result were two brilliant cut diamonds, which were appraised by an experienced trader for US$1,990 per carat, utilizing the industry-accepted Rappaport pricing scale. This actual example is illustrative of the ability to significantly increase margins by having part of the rough production from Duas Barras cut and polished and sold as such. This Company plans to commence such polishing operations for some of its diamonds during the fourth quarter of 2013.

In the second quarter of 2013, the Company beta-launched its Diamond Sales Portal, accessible through its website www.brazil-minerals.com. This is an online marketplace where pre-qualified institutional buyers can see production lots and special rough gems at the moment, and at a later date, polished gems as well. The Company believes that over time, its ability to have a global reach in both rough and polished diamonds, and utilization of enabling applications such as the Diamond Sales Portal, will allow it to increase the market for the production of Duas Barras as well as achieve better pricing. The Company is currently working on the next version of the online interface of the portal as well as the qualification of the global buyers from which it has received requests. These potential buyers of the Duas Barras production include firms from Belgium, Dubai, Canada, Italy, Russia, the United Kingdom, and the U.S.

Other Company Projects

Vanadium/Titanium/Iron Project

During the second quarter of 2013, the Company’s geological team visited and collected samples from an area in the state of Piauí, Brazil, where mineralized outcroppings were first visible after a recent wildfire lowered the vegetation cover. Samples were sent to SGS-Geosol, a first-tier provider of laboratory analytical reports whose clients include essentially all of the major global mining companies operating in Brazil. The reported geochemical results from SGS-Geosol proved Iron (Fe2O3) concentrations between 66.2% and 71.7%; Titanium (TiO2) concentrations between 18.4% and 19.8%; and Vanadium (V2O5) concentrations between 0.68% and 0.80%.

The Company considers these to be indicative of the very large potential for the property. Subsequent to the end of the second quarter the Company entered into an agreement with the owner of the mineral property, a Brazilian resident, by which BMIXP has the right, but not the obligation, to purchase up to 75% of the project at defined geological research milestones for the payment of an aggregate of $875,000 Brazilian reals (approximately USD$382,000 as of August 1, 2013) and the equivalent of $125,000 Brazilian reals in common stock of the Company (approximately USD$55,000 as of August 1, 2013).

The Company believes that with the continued world demand for titanium and vanadium as strategic minerals, and given the world-class, high concentrations of these minerals seen on the property, that it will be able to attract development partners to this project if it chooses to do so. A Canadian company called Largo Resources, which trades in the Toronto Stock Exchange Venture Board, has a vanadium and titanium property located approximately 25km from our property.

Borba Project

During the second quarter of 2013, the Company’s geological team visited and collected samples of some locations within the project area. Since the Project Borba property is very extensive (approximately 10,000 hectares or 24,700 acres), the samples collected were not representative of all of the different locales within the project. These samples were analyzed by SGS-Geosol and the analysis confirmed the presence of gold in the project. The Company’s geological team is studying SGS-Geosol’s report in connection with other data collected from its visit, and reports from local prospectors, with the goal of recommending to management of the Company the next steps to be taken.

Project Pipeline

Management believes that through its contacts in the industry, the Company will be able to review a significant number of potential acquisitions of other mineral properties in Brazil.

Liquidity and Capital Resources

In 2012 the Company’s principal source of liquidity was from the $2,000,000 gross proceeds of a private placement of common stock in December 2012. As of June 30, 2013, the working capital of the Company was $860,880. As of June 30, 2013, the Company had accrued expenses of $86,878 and $180 indebtedness for money advanced by an officer.

The Company believes that it has sufficient capital to fund its operations for at least the next six months. However, the Company will likely need additional working capital and capital to fund some or all of the purchase price for future acquisitions or investments and will likely seek equity or debt financing for such purposes.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical accounting policies and estimates

The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in the Company’s financial statements. If our estimate of the fair value is incorrect at June 30, 2013, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of June 30, 2013 the Company’s disclosure controls and procedures were effective, at that reasonable assurance level to satisfy the objectives for which they are intended.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

 Item 6.  EXHIBITS

(a) Exhibits

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

BRAZIL MINERALS, INC.

Date: August 12, 2013	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

