Form 10-Q
period 2013-09-30
Brazil Minerals, Inc.
filed 2013-10-23
CIK 1540684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of October 22, 2013 the registrant had 70,983,463 shares of common stock, par value $.001 per share, issued and outstanding.

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December
	2013	31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$321,458	$863,189
Inventory	591,885	-
Accounts receivable - Brazil Mining, Inc.	16,864	-
Total Current Assets	930,207	863,189

Capital Assets
Plant & Equipment	472,105	-

Other Assets
Deferred financing costs	10,000
Advances	182,714	-
Intangible assets	928,814	-
Loan receivable-related party	-	800,000

Total Assets	$2,523,840	$1,663,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$99,973	$67,362
Convertible notes payable, net of debt discount of $15,567	84,433	-
Loan from Director	-	100
Total Liabilities	184,406	67,462

Stockholders’ Equity
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 70,983,463 shares issued and outstanding (December 31, 2012- 69,963,463)	70,983	69,963
Additional paid-in-capital	39,022,954	37,370,516
Stock Warrants	133,332	117,765
Unrealized foreign exchange	28,947	-
Non-controlling interest	545,041	-
Deficit accumulated during the development stage	(37,461,823)	(35,962,517)
Total Stockholders’ Equity	2,339,434	1,595,727

Total Liabilities and Stockholders’ Equity	$2,523,840	$1,663,189

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

				For the nine
	For the three	For the three	For the nine	months
	months ended	months ended	months ended	ended
	September 30,	September 30,	September	September
	2013	2012	30, 2013	30, 2012

GROSS REVENUES	$266,070	$-	$417,986	$-
Less: Mining tax on gross revenues	865	-	1,399	-
NET REVENUES	265,205	-	416,587	-

COST OF GOODS SOLD	139,162	-	222,083	-
GROSS PROFIT	126,043	-	194,504	-

OPERATING EXPENSES
Professional fees	37,968	-	101,647	-
General and administrative expenses	94,484	-	194,177	-
Compensation and related costs	57,212	-	253,249	-
Exploration costs	23,470		62,591
Depreciation	108	-	324	-
TOTAL OPERATING EXPENSES	213,242	-	611,988	-

LOSS FROM CONTINUING OPERATIONS	(87,199)	-	(417,484)	-
OTHER EXPENSE	-		-
Stock based compensation	8,250	-	1,017,650	-
LOSS FROM CONTINUING OPERATIONS	(95,449)		(1,435,134)
LOSS FROM DISCONTINUED OPERATIONS	-	(15,883)	-	(17,223)

LOSS BEFORE NON-CONTROLLING INTEREST	(95,449)	(15,883)	(1,435,134)	(17,223)

NON-CONTROLLING INTEREST	(29,417)	-	(54,813)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(124,866)	(15,883)	(1,489,947)	(17,223)

PROVISION FOR CORPORATE INCOME TAXES	(6,038)	-	(9,359)	-

NET LOSS	$(130,904)	$(15,883)	$(1,499,306)	$(17,223)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	70,983,434	3,880,000	70,971,888	3,880,000

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,499,306)	$-
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest in income of subsidiary	54,813	-
Stock issued for services	2,750
Stock based compensation	1,017,650	-
Depreciation	324	-
Change in assets and liabilities:
Increase in accounts receivable from Brazil Mining, Inc.	(16,864)	-
Increase in inventory	(106,301)	-
Increase (decrease) in accrued expenses and accounts payable	3,181	-
Net Cash Provided (Used) by Continuing Operating Activities	(543,753)	-

Net Cash Used in Discontinued Operations	-	(25,473)
Net Cash Provided (Used) in Operating Activities	(543,753)	(25,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(46,903)	-
Advances	(182,714)
Net Cash Used in Investing Activities	(229,617)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers	(100)	6,225
Cash acquired on acquisition of subsidiary	59,433
Unrealized foreign exchange	28,947
Capital contributions received	53,359
Deferred financing costs	(10,000)
Proceeds from note payable	100,000
Net Cash Provided by Continuing Financing Activities	231,639	6,225
Net Cash Provided by Discontinued Financing Activities	-
Net Cash Provided by Financing Activities	231,639	6,225

Net Increase in Cash and Cash Equivalents	(541,731)	(19,248)

Cash and equivalents, beginning of period	863,189	21,448

Cash and equivalents, end of period	$321,458	$2,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$800,000	$0
Shares issued for exploration rights and mineral property option	$580,000	$0
Shares issued for services	$2,750	$0
Stock options issued as compensation	$1,017,650	$0

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. (“BMIX” and the “Company”) was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. From inception through September 30, 2013 the Company had accumulated losses of $1,678,481.

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
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2013 the Company's bank deposits do not exceed the insured amounts.

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

Capital Assets
Capital assets consisting of the diamond and gold processing plant and other machinery are recorded at cost and depreciated over their estimated useful life of 10 years, on a straight-line basis. Capital assets consisting of computer and other office equipment are recorded at cost and depreciated over their estimated useful life of 3 years, on a straight-line basis. Depreciation of $17, 954 has been capitalized to inventory during the period ended September 30, 2013.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended September 30, 2013 and September 30, 2012.

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
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

NOTE 3 –ACQUISITION OF DUAS BARRAS INTEREST

On January 2, 2013, the Company exercised an option under an agreement with Brazil Mining to acquire a 20% share of Brazil Mining’s receipt of diamond production revenue in respect of the Equity Interest held by Brazil Mining.

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

NOTE 4 – ACCRUED EXPENSES AND ACCOUNTS PAYABLE

Accrued expenses and accounts payable consisted of the following as of September 30, 2013 and December 31, 2012:

	September	December
	30, 2013	31, 2012
Audit and accounting fees	$4,200	$13,250
Accrued legal fees	20,000	0
Officer compensation	-	50,000
Deferred financing costs	10,000
Wages and payroll taxes	-	4,112
Trade payables	65,773	-

Total Accrued Expenses	$99,973	$67,362

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company’s common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014. The note payable can be converted into common shares of the Company at $0.125 per share. The conversion price on the warrants is $0.15 per share.  The estimated grant date fair value of the warrants granted during the period to December 31, 2012 of $15,567 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 116.51%, risk-free interest rate of 1.43%, and expected term of 6.25 years. The Company recorded a debt discount of $15,567 related to the issuance of the convertible note. Pursuant to the issuance of the notes payable, the Company incurred financing costs of $10,000 which have been deferred and will be amortized over the life of the note.

BRAZIL MINERALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – LOANS FROM OFFICERS

During the period ended December 31, 2012, a former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital.

On December 19, 2012, a director loaned $100 to the Company to facilitate a bank account opening. During the period ended September 30, 2013, a director loaned $80 to the Company to facilitate a bank account opening. These loans are non-interest bearing, due upon demand and unsecured. The balance due to the director was repaid in full as of September 30, 2013.

NOTE 7 - STOCK-BASED COMPENSATION

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

BRAZIL MINERALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 8 – COMMON STOCK

As of September 30, 2013 the Company had 150,000,000 common shares authorized with a par value of $0.001 per share.

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

As part of the private placement, warrants to purchase an aggregate of 200,000 shares of common stock valued at $117,765 were issued as part of share offering costs. These warrants expire on December 18, 2017 and have an exercise price of $1.00 per share. Any change in the value of the share price to the actual exercise date will be recorded as beneficial conversion at the date of the conversion.

The estimated grant date fair value of the warrants granted during the period to December 31,2012 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 72.24%, risk-free interest rate of 0.78%, and expected term of 5 years.

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
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 8 – COMMON STOCK (continued)

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

On May 28, 2013, the Company issued 15,000 shares of common stock with a deemed value of $8,250 for compensation to an employee at the vice-president level, and 5,000 shares of common stock with a deemed value of $2,750 for an option on a mineral right.

NOTE 9 - ACQUISITION OF MINERAÇÃO DUAS BARRAS LTDA.

On April 30, 2013, the Company acquired from Brazil Mining a 55% equity interest in the operations of Duas Barras for 1,000,000 shares of common stock of the Company with a deemed value of $580,000 plus cash of $800,000 which was previously paid to acquire the interest in diamond mining revenues of Duas Barras

The net assets of the Company at the date of acquisition were $1,089,396. The acquisition was accounted for using the purchase method. As a result of the transaction, non-controlling interest of $490,228 was recognized in the financial statements.

The net assets upon the above acquisition consisted of the following:

Cash	$59,433
Inventory	452,696
Equipment	442,778
Intangible	163,918
Liabilities assumed	(29,429)

Net assets	$1,089,396

BRAZIL MINERALS, INC.
 NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases an office in Pasadena, California, and has use of offices in São Paulo, Brazil and Belo Horizonte, Brazil through an agreement with an affiliate. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

On July 30, 2013, the BMIX Subsidiary signed a definitive and irrevocable contract with a Brazilian company for the exclusive and irrevocable right to develop and own up to 75% of a vanadium, titanium, and iron project in the state of Piauí  in exchange for the performance over time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais (approximately US$392,000 as of September 30, 2013) and the equivalent of 125,000 Brazilian reals in common stock of the Company (approximately US$56,000 as of September 30, 2013). If, for any reason, the BMIX Subsidiary decides to discontinue participation prior to achieving 75% ownership, the BMIX Subsidiary will be guaranteed a percentage ownership of the project, ranging from 5% to 49%, proportional to the amount of funds disbursed and the amount of geological research done. The reported geochemical results on samples collected in June 2013 at the project site by geologists working for BMIX and analyzed at SGS-Geosol, a premier analytical laboratory, proved iron (Fe2O3) concentrations between 66.2% and 71.7%, titanium (TiO2) concentrations between 18.4% and 19.8%, and vanadium (V2O5) concentrations between 0.68% and 0.80%. The Company considers these results to be indicative of significant economic potential for the property.

NOTE 11 - INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $1,670,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine month periods ended September 30, 2013 and September 30, 2012:

	September	September
	30, 2013	30, 2012
Federal income tax benefit attributable to:
Current Operations	$506,580	$7,460
Less: valuation allowance	(506,580)	(7,460)
Income tax liability of subsidiary	9,359	0
Net provision for Federal income taxes	$9,359	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and December 31, 2012:

	September	December
	30, 2013	31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$567,000	$1,602
Less: valuation allowance	(567,000)	(1,602)
Net deferred tax asset	$0	$0

BRAZIL MINERALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 11 - INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,654,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12– RELATED PARTY TRANSACTIONS

On January 18, 2012, the Company issued 99,999,000 shares of its common stock for total proceeds of $3,000. On December 18, 2012, these shares were returned for voluntary cancellation.

During the period ended December 31, 2012, a former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital. On December 19, 2012, a director loaned $100 to the Company to facilitate a bank account opening. During the period ended September 30, 2012, a director loaned $80 to the Company to facilitate a bank account opening. These loans are non-interest bearing, due upon demand and unsecured. The loan was repaid in full during the period ended September 30, 2013.

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

Included in accounts receivable is $5,763 due from Brazil Mining, for the Company’s share of diamond production revenues for the period ended September 30, 2013. In addition, the Company advanced $11, 401 to Brazil Mining, as overpayment of expenses paid by Brazil Mining on behalf of the Company.

In December 2012 the Company loaned $800,000 to Brazil Mining. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to Brazil Mining’s acquisition of an equity interest in Duas Barras. On January 2, 2013, the Company exercised an option to acquire a 20% share of Brazil Mining’s share of the monthly diamond production at a property owned by Duas Barras in the state of Minas Gerais, Brazil and the loan was satisfied in full in connection with such option exercise. On April 30, 2013, the Company and Brazil Mining consummated an Exchange Agreement pursuant to which Brazil Mining sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the Equity Interest in Duas Barras in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock.

BRAZIL MINERALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 13 – DISCONTINUED OPERATIONS

As a result of the change in control transaction on December 18, 2012, the Company has abandoned its technology related business. A summary of operations related to the discontinued operation is presented in the table below:

			For the
			Period from
	For the nine	For the nine	December
	Months	Months	15, 2011
	ended	ended	(Inception) to
	September	September	September
	30, 2013	30, 2012	30, 2013
Revenue from discontinued operations	$0	$0	$0
Net loss from discontinued operations	0	(6,052)	(26,520)
Net loss per share attributable to discontinued operations	$(0.00)	$(0.00)	$(0.00)

NOTE 14 – RECLASSIFICATIONS

During the period, the Company retroactively reclassified expenses paid by its parent company. These had been previously recorded as management fee to parent company and have now been allocated to the applicable income statement category. There was no change to the net income of the Company for the prior periods.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

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

Results of Operations

                 The Company was incorporated on December 15, 2011 and changed its business plan in December 2012. No meaningful comparison of the Company’s financial condition as of September 30, 2013 or losses for the quarter and nine months ended September 30, 2013 can be made to the Company’s financial condition as of September 30, 2012 or profits or losses for the quarter and nine months ended September 30, 2012.

                The Company had gross revenues of $266,070 in the quarter ended September 30, 2013 as compared to $145,619 in the quarter ended June 30, 2013, an increase of 83%.

                The Company owns a 55% interest in Mineração Duas Barras Ltda. (“Duas Barras”), a Brazilian company with revenues derived from sales of rough diamonds and gold.

  In the third quarter of 2013, Duas Barras had gross revenues of $222,908 from sales of rough diamonds. Duas Barras sold 1,662.65 carats of rough diamonds in the third quarter of 2103 versus 902.10 carats of rough diamonds in the second quarter of 2013, an increase of 84%. The average revenue per carat for rough diamonds sold was US$134 in the third quarter of 2013 versus US$143 in the second quarter of 2013. This decline in average sale price was related to the slightly smaller average size of diamonds from the quarterly production, and to the fact that some of the larger stones were removed by Duas Barras to be cut and polished and therefore not sold as rough diamonds. As the Company has reported in previous press releases, the sales price of a polished diamond can be a multiple of the sales price of a rough diamond. The average size of diamonds from Duas Barras varies across the fronts being mined. After the end of the third quarter, in the sale of rough diamonds which occurred on October 10, 2013, the average size of diamonds retrieved was larger and the revenue per carat of rough diamond sold was $153. All sales in the third quarter of 2013 were to Brazilian buyers.

In the third quarter of 2013, Duas Barras had gross revenues of $43,162 from sales of gold. Duas Barras sold 1,041.26 grams of gold in the third quarter of 2013 versus 799.10 grams of gold sold in the second quarter of 2013, an increase of 30%. The average revenue per gram for gold was US$41 in the third quarter of 2013 which matched the US$41 obtained in the second quarter of 2013.

During the third quarter of 2013, Duas Barras received the mandatory Brazilian federal export registration allowing it the ability to sell its rough or polished diamonds and its gold abroad. The Company has successfully secured the services of a high-quality professional cutter and polisher in Brazil to which it can send the Duas Barras gems that are to be cut and polished. Two initial diamonds that had been cut and polished by this professional have been graded by the Gemological Institute of America (“GIA”) grading laboratory, considered the premier grading standard worldwide. An additional ten high-quality diamonds have been cut and polished and are awaiting grading. One of these polished diamonds originally was a 3.64 carat rough diamond which had received a purchase offer of $5,000 or approximately $1,373 per carat in rough status. Once the additional ten polished gems are graded by GIA, during the fourth quarter of 2013 as expected, the Company intends to use this initial set to meet with potential buyers so that the quality of its polished product can be appreciated. Furthermore, the Company is now setting aside from each production run of Duas Barras a certain number of rough diamonds for cutting and polishing. The Company intends to have a steady revenue component from the sale of polished diamonds beginning in the fourth quarter of 2013, and growing thereafter.

Other Company Projects

Vanadium/Titanium/Iron Project

On July 30, 2013, the Company, through its 99.99%-owned Brazilian subsidiary (“BMIX Subsidiary”), signed a definitive and irrevocable contract with a Brazilian company for the exclusive and irrevocable right to develop and own up to 75% of a vanadium, titanium, and iron project in the state of Piauí  in exchange for the performance over time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais (approximately US$392,000 as of September 30, 2013) and the equivalent of 125,000 Brazilian reais in common stock of the Company (approximately US$56,000 as of September 30, 2013). If, for any reason, the BMIX Subsidiary decides to discontinue participation prior to achieving 75% ownership, the BMIX Subsidiary will be guaranteed a percentage ownership of the project, ranging from 5% to 49%, proportional to the amount of funds disbursed and the amount of geological research done. The reported geochemical results on samples collected in June 2013 at the project site by geologists working for BMIX and analyzed at SGS-Geosol, a premier analytical laboratory, proved iron (Fe2O3) concentrations between 66.2%and 71.7%, titanium (TiO2) concentrations between 18.4% and 19.8%, and vanadium (V2O5) concentrations between 0.68% and 0.80%. The Company considers these results to be indicative of significant economic potential for the property.

Borba Project (Gold)

During the third quarter of 2013, the Company’s geological team analyzed the results obtained from geochemical sampling of the project area. Since the Project Borba property is very extensive (approximately 10,000 hectares or 24,700 acres), the samples collected were not representative of all of the different locales within the project, but clearly demonstrate existence of the mineral in the property. Given the Company’s excellent prospects in its diamond business and excellent pipeline of strategic minerals, and considering the decline of the price of gold in the market, the Company is focusing its resources in those former areas, while continuing to study and to prepare for the active development of the Borba Project when the outlook for gold improves.

Project Pipeline

                Management believes that through its contacts in the industry, the Company will be able to review a significant number of potential acquisitions of other mineral properties in Brazil.

Liquidity and Capital Resources

                In 2012 the Company’s principal source of liquidity was from the $2,000,033 gross proceeds of a private placement of common stock in December 2012.

  On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company’s common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014.  The note payable can be converted into common shares of the Company at $0.125 per share, which was 25% above the Company’s common stock price at the time the transaction was negotiated and approximately 14% more than the closing price of the Company’s common stock on September 30, 2013, the day the transaction closed. The exercise price of the warrants is $0.15 per share, which was 50% above  the Company’s common stock price at the time the transaction was negotiated, and approximately 36% more than the closing price of the Company’s common stock on September 30, 2013, the day the transaction closed.

  As of September 30, 2013, the working capital of the Company was $745,801. As of September 30, 2013, the Company had accrued expenses of $99,973.

                The Company believes that it has sufficient capital to fund its operations for at least the next six months, although it may become profitable during that period. However, the Company will likely need additional working capital and capital to fund some or all of the purchase price for future acquisitions or investments and will likely seek equity or debt financing for such purposes.

Off-Balance Sheet Arrangements

                The Company currently has no off-balance sheet arrangements.

Critical accounting policies and estimates

The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in the Company’s financial statements. If our estimate of the fair value is incorrect at September 30, 2013, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of September 30, 2013 the Company’s disclosure controls and procedures were effective, at that reasonable assurance level to satisfy the objectives for which they are intended.

Changes in Internal Controls

                There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

BRAZIL MINERALS, INC.

Date: October 23, 2013	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer