Form 10-K
period 2013-12-31
Brazil Minerals, Inc.
filed 2014-04-15
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-180624

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of April 10, 2014, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing stock price of $0.10 on such date as reported on otcmarkets.com) was approximately $4,386,407. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2014, there were outstanding 76,409,116 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

PART I

ITEM 1. BUSINESS

Overview

Brazil Minerals, Inc. (“Brazil Minerals”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is in the business of mining and selling diamonds and gold. We also own the exploration rights to a gold and copper property and have an option on a mineral property with titanium, vanadium, and iron. In 2013, our revenues were generated from the sale of rough diamonds and gold. Starting in 2014, our revenues come from sales of polished as well as rough diamonds, and gold.

Brazil Minerals was formerly called Flux Technologies, Corp., and incorporated in the State of Nevada on December 15, 2011.  Our current business focus, as described above, and management team have been in place since December 2012.

As discussed in further detail throughout this report, some significant developments to our business during 2013 were as follows:

(1)	Our revenues increased to $791,780, compared with zero during 2012;

(2)	We acquired 55% of Mineração Duas Barras Ltda. (“Duas Barras”), a Brazilian company with two mineral rights, including a mining concession, and operations in the state of Minas Gerais in Brazil. Duas Barras mines and sells diamonds and gold;

(3)	We obtained the license to export Duas Barras’ production from the Brazilian federal authority;

(4)	We decided to verticalize our business model and enter the business of cutting and polishing a small part of our production;

(5)	We graded and certified at the Gemological Institute of America (GIA) our first lot of polished diamonds exported from Brazil to the U.S.;

(6)	We confirmed the occurrence of gold and copper in our property in the state of Amazonas in Brazil;

(7)	We acquired for zero cost an option on a mineral property with titanium, vanadium, and iron in the state of Piauí in Brazil;

(8)	We raised $100,000 through the private placement of securities to two accredited investors.

Subsequent to the end of our fiscal year 2013, and through March 31, 2014, the following significant developments have occurred:

(1)	We received $1,048,000 in cash without the outright sale of any of our stock; this cash consisted of $525,000 in revenues from sales of polished diamonds for forward delivery and $523,000 in convertible notes;

(2)	We paid off and retired $25,000 in principal from a 2013 note;

(3)	We added a preeminent Brazilian mining lawyer who is also a licensed geologist to our Board of Directors;

(4)	As of March 31, 2014, we had 2,754 stockholders of record of our common stock.

Certain Definitions

As used herein, the following terms have the meanings indicated:

Gemological Institute of America (GIA): The Gemological Institute of America, or GIA, is a nonprofit institute dedicated to research and education in the field of gemology and the jewelry arts. Founded in 1931, GIA's mission is to protect all buyers and sellers of gemstones by setting and maintaining the standards used to evaluate gemstone quality. In 1953 the GIA developed its International Diamond Grading System and the Four Cs (cut, clarity, color, and carat weight) as a standard to compare and evaluate the quality of diamonds. GIA is headquartered in Carlsbad, California and operates out of 14 countries, with 12 campuses, seven laboratories and four research centers worldwide. We have had our polished diamonds graded at their Carlsbad, California laboratory.

SGS-Geosol: SGS-Geosol is considered the premier company in Brazil that performs analysis of mineral samples. Its clients include most of major global mining companies operating in Brazil. SGS Geosol has a central laboratory and 6 other branches and units throughout the country. We have had geochemical studies in samples collected by our geologists in various assignments analyzed at their Belo Horizonte headquarters facility.

2013 Significant Developments

Duas Barras

On March 23, 2013, we entered into an agreement with Brazil Mining, Inc. (“BMI”) pursuant to which we acquired, through a subsidiary, BMI’s 55% interest in Duas Barras for $660,000 in consideration.

Export License

In July 2013, we obtained the necessary license from the Brazilian federal regulator (Siscomex) allowing the export of rough and polished diamonds as well as gold from our Duas Barras production.

Verticalization of Our Business Model

During the third quarter of 2013, we began to cut and polish a small percentage of the rough diamonds from our Duas Barras production. We have utilized a cutting and polishing center in Brazil, managed by a very experienced master diamond cutter and polisher with over 30 years of experience.

Exporting and Grading Our Polished Diamonds

In November 2013, we exported some polished diamonds to the U.S. These diamonds were subsequently taken to the Gemological Institute of America (“GIA”) for grading and certification. Because our Duas Barras diamonds are not subject to post-extraction treatment, 100 percent of them were accepted for grading and certification by the GIA.

Confirming Gold and Copper in Our Property in the State of Amazonas (Borba Project)

In 2013, we confirmed by a visit of a geologist to the site for inspection and geochemical testing that our project in the municipality of Borba, state of Amazonas, in Brazil, contains gold and copper.

Optioning Titanium, Vanadium, and Iron Property in the State of Piauí

On July 30, 2013, we acquired, through a subsidiary and for zero cost, an option to develop and own up to 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash (approximately US$373,500 as of December 31, 2013) and the equivalent of 125,000 Brazilian reais in our common stock (approximately US$53,500 as of December 31, 2013).

The reported geochemical results on samples collected at the project site by our geologists and analyzed at SGS-Geosol, showed titanium (TiO2) concentrations between 18.4% and 19.8%, vanadium (V2O5) concentrations between 0.68% and 0.80%, and iron (Fe2O3) concentrations between 66.2% and 71.7%.

2013 Financings

On September 30, 2013, we received in investment of $100,000 in total from two accredited investors, one a trust for the benefit of two persons (“Trust”), and the other, an individual. We sold such investors a total of four investment units, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019.

The Trust is managed by a sophisticated investor who is a former trustee of Calpers, the largest public pension fund in the U.S. He also manages $12 billion in fixed income assets and is the CEO of a NYSE-listed corporation. The other investor is an investment banker.

The notes bear interest at 10% per annum and may be converted into our common stock at $0.125 per share, a premium of 25% above our stock price at the time the transaction was entered into. The notes are due on May 31, 2014. The exercise price of the warrants is $0.15 per share, a premium of 50% above our stock price at the time.

As of March 31, 2014, 25% of these notes had already been repaid, and the outstanding principal from the unpaid notes was $75,000.

2014 Significant Developments

Polished Diamond Sales

On January 2, 2014, we received proceeds of $25,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with a buyer in which the buyer agreed to receive these diamonds over a period of time.

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above our stock price when the transaction was consummated.

Financings

On January 7, 2014, we received $244,000 in investment from the Trust in exchange for a senior secured convertible promissory note in the principal amount of $244,000 and warrants to purchase an aggregate of 488,000 shares of our common stock through December 26, 2018. The notes bear interest at 12% per annum and may be converted into common stock at $0.125 per share, a premium of 42% above our stock price at the time the transaction was entered into. The exercise price of the warrants is $0.125 per share (subject to adjustment upon the occurrence of certain events), a premium of 79% above our stock price at the time. Interest on the note is payable on September 30, 2014 and on March 31, 2015, the maturity date of the note. The note is secured by certain capital equipment purchased by us with the proceeds received; this equipment is now being used in Duas Barras and is comprised of an excavator, a bulldozer, a truck, a portable motor and generator, among other items. Besides this capital equipment, the note is secured by our pledge of common stock having a value of 200% of the outstanding principal and accrued interest of the note. The note is repaid by depositing $20,000 monthly to a sinking fund. As of April 3, 2014, we had deposited $40,000 into the sinking fund, and our sinking fund obligation was current; this amount deposited has been requested by us to be applied to satisfaction of principal and interest of the note; the holder of the note has 60 days following a deposit into the sinking fund to choose between accepting repayment or converting the amount deposited to our common stock.

On January 24, 2014, we received proceeds of $25,000 from an investment by an accredited investor in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2014. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of our common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note. The note is not secured by any collateral.

On February 21, 2014, we received proceeds of $200,000 from an investment by St. George Investments, LLC (“St. George”) in exchange for an unsecured convertible promissory note in the principal amount of $222,500. The difference between the face amount of the note and the gross proceeds received was comprised of legal costs and origination discount. The note bears interest at 10% per annum and the conversion price is $0.11 per share, a premium of 38% above our stock price when the transaction was consummated. Principal and accrued interest on the note are due in five consecutive monthly installments of $44,500 plus accrued interest commencing on August 21, 2014. The monthly installments are payable in cash or in common stock, at our option, or in diamonds that have been graded by GIA, upon the request of St. George. All principal and accrued interest on the note is payable on December 21, 2014. The note is not secured by any collateral.

On March 31, 2014, we received net proceeds of $54,000, after compensation paid to a broker-dealer, from an investment by an accredited investor in exchange for an unsecured convertible promissory note in the principal amount of $63,000. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by March 31, 2015. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.11 or (b) 60% of the lowest closing price of our common stock during the twenty trading days prior to the maturity date or the date that a notice of conversion is given by the holder. The note is not secured by any collateral.

Our Operational Information

In 2013, 69% of our revenues came from the sale of rough diamonds and 31% from the sale of gold. All of the buyers were Brazilian institutional buyers.

While our financial results are in part tied to the price of diamonds and gold, both commodities that are traded globally, the biggest factor by far in generating revenues and profits is our ability to effectively mine diamonds and gold. Alluvial mines, such as Duas Barras, are not homogeneous: some mining fronts have very rich concentration of diamondiferous and auriferous gravel whereas others do not. Additionally, some areas have easy access, whereas others may be underwater, and thus require water removal prior to excavation. Our ability to choose the mining fronts to pursue and to provide the necessary equipment, fuel, and labor are a significant factor in our results.

Competition

Our main source of revenue is diamond production. Diamond production is a difficult field to penetrate due to regulatory and limited availability of new resource areas.

Seasonality

Our ability to mine diamonds and gold is highly seasonal. The rainy season in the northern area of the state of Minas Gerais, Brazil, lasts from December through April. We expect that during these months our revenues will be substantially lower than during other periods.

Regulation

The Brazilian mining industry is highly regulated. Our operations in Brazil and those of our subsidiaries are in full compliance with federal, state, and municipal regulations.

Available Information

We maintain an internet website at www.brazil-minerals.com. On our website, we provide a link to the Securities and Exchange Commission (“SEC”) webpage that contains all of the public filings of Brazil Minerals. Our SEC filings are also directly available at the SEC’s website at www.sec.gov or from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Personnel

As of March 31, 2014, Brazil Minerals had four full-time employees and also utilized independent contractors for certain legal and accounting services. Duas Barras had eleven full-time employees, with ten in operations at the mine and one in an administrative office, as well as four independent contractors at the mine. We also periodically retain consultants to provide services deemed useful to the operation of our business.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision. Our business, financial condition, results of operations, and cash flows could be materially adversely affected by any of these risks. The market or trading price of our securities could decline due to any of these risks. In addition, please see our note about forward-looking statements included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations and our stock price. The following highlights some of the factors that may affect our operations and our stock price. There may be other unknown risks, or other risks which we did not deem significant at this point, that may substantially affect our operations and our stock price.

Risks Related to Our Operations

We have a limited operating history.

The current business model and management team has been in place only since December 2012. Our limited operating history makes it difficult to evaluate our business or prospective operations. As an early stage company, we are subject to all of the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our ability to execute our business plan depends on the continuation of a favorable mining environment in Brazil.

Mining operations in Brazil are heavily regulated. Any significant change in the mining legislation may slow down or alter our business prospects.

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

Even though we have recently completed several transactions providing financing to us, we will likely require additional sources of funding to execute our business plan. We will need additional equity or debt financing beyond our existing cash to pursue our strategy, including the acquisition of additional mineral properties or to enter into strategic relationships with third parties to further study and/or develop mineral properties to eventual producing mines. Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us. Our failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from pursuing our acquisition strategy or from responding to changing business or economic conditions and could cause us to experience difficulty in withstanding adverse operating results.

If we do obtain alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising sufficient capital, we will have to modify our business plans and reduce operations. In this event, you could lose a substantial part or all of your investment.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, net income, and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, weather phenomena which directly affects the operations of alluvial mining properties, the general global economic condition which affects demand for diamonds, and others.

We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

We have never paid a dividend and we do not have any plans to pay dividends in the foreseeable future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including future earnings, if any, operations, capital requirements, our general financial condition, and other factors. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.

Our success is largely dependent upon the personal efforts of Marc Fogassa. Currently he is our only management team member that is fluent and fully conversant in both Portuguese, the language of Brazil, and English. The loss of the services of Mr. Fogassa would have a material adverse effect on our business and prospects. We maintain key-man life insurance on the life of Mr. Fogassa.

Risks Related to Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to grow and/or maintain revenue;

●	our ability to achieve profitability;

●	our ability to acquire additional mineral properties;

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	legislative, regulatory, and competitive developments; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because our common stock trades on the Over-the-Counter Bulletin Board, you may not be able to buy and sell our common stock at optimum prices and you may face liquidity issues.

The Over-the-Counter Bulletin Board ("OTCBB") is a regulated quotation service that displays quotes, last sales prices, and volume in over-the-counter securities. The trading of our stock on the OTCBB imposes, among others, the following risks:

●           Availability of quotes and order information – Because OTCBB trades and quotations primarily involve a manual process (over the telephone) rather than automated or electronically linked execution systems, the market information for our common stock cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations could result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting, and the delivery of trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

●           Liquidity Risks – Liquidity refers to the ability to freely buy and sell securities at given prices and volumes. In general, the more activity in a given security, and the more market makers participating in a security, the greater the liquidity in the security. Because the OTCBB generally has fewer market makers participating in a Bulletin Board security, the liquidity in our common stock may be significantly less than what might be experienced in the NASDAQ or listed markets. As such, you may only receive a partial execution or your order may not be executed at all. Additionally, the price received on a market order may be significantly different from the price quoted at the time of order entry. Additionally, when fewer shares of our common stock are being traded, larger spreads between bid and ask prices and volatile swings in price may result.

●           Dealer's Spread – The dealer's spread (the difference between the bid and ask prices) of our common stock may be large and may result in substantial losses to the seller of our common stock on the OTCBB if the common stock must be sold immediately. Further, purchasers of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB. Due to the foregoing, there may be decreased demand for our common stock traded through the OTCBB.

The significant number of options and warrants outstanding may adversely affect the market price for our common stock.

To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We may largely finance our operations by issuing equity securities, which would materially reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on ownership interest of existing common stockholders, which could cause the market price of stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares. The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

Future sales of shares of our common stock may cause the prevailing market price of our shares to decline and could harm our ability to raise additional capital.

We have previously issued a substantial number of shares of common stock, which may become eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. We have also registered 15,000,000 shares of our Common Stock that have been or may be issued under our 2013 Stock Incentive Plan. In addition, if holders of options and warrants choose to exercise their purchase rights and sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline. Such decline in the price of our common stock may also adversely affect our ability to raise additional capital or raise capital on terms acceptable to us.

Our common stock is currently defined as "penny stock" and the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our common stock is defined as a “penny stock” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and rules of the SEC.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect a stockholder’s ability to resell any of our shares in the public markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main assets are:

1)	55% ownership interest in Duas Barras, a diamond and gold producing mine located in the state of Minas Gerais, Brazil;

2)	100% ownership interest in mineral exploration rights for a gold and copper area in the state of Amazonas, Brazil; and

3)	An option to acquire up to 75% ownership interest in a titanium, vanadium, and iron project in the state of Piauí, Brazil.

Duas Barras (state of Minas Gerais, Brazil) – Diamonds and Gold

Overview

The Duas Barras mining concession with its diamond and gold processing plant is located on the left margin of the Jequitinhonha River in the state of Minas Gerais, Brazil, approximately 400 kilometers north of Belo Horizonte, the state capital. The diamond processing plant at Duas Barras is accessible by dirt road which connects to asphalt highways. A major city, Montes Claros, the regional hub for northern Minas Gerais, with a population of over 500,000 people and a busy regional airport, is located within an hour and a half drive of Duas Barras. The Jequitinhonha River is a well-known area for diamond and gold production; it has hosted alluvial mining operations on all scales since the 18th century.

Duas Barras was developed in 2006-2007 by a Canadian company called Vaaldiam Resources, Ltd. (“Vaaldiam”), whose stock at that time traded in the Toronto Stock Exchange Venture Board. Vaaldiam has no claims or ownership left in Duas Barras. Duas Barras has no litigation issues threatened or perceived.

Mineral Rights

Duas Barras owns two separate, non-overlapping mineral rights areas totaling approximately 1,404 acres:

a)	Mineral Right #1: “Concessão de Lavra” (mining concession) number 265, published in Brazil’s Official Federal Gazette on August 25, 2006, and awarded by DNPM (“Departamento Nacional de Produção Mineral”, the National Mining Department) with respect to DNPM process number 806.569/1977. It covers an area of 170.89 hectares, or approximately 422 acres. “Concessão de Lavra” is the highest level of mining right achievable in Brazil; in this case, it permits mining and commercialization of diamonds and gold, and it is solely from this mining concession that all of the Duas Barras revenues are currently obtained. Additionally, Duas Barras has the environmental license necessary to operate its mine and processing plant;

b)	Mineral Right #2: “Alvará de Pesquisa” (research permit) initially awarded by DNMP on February 18, 2009, and renewed on November 13, 2013 for another two years. It covers an area of 397.42 hectares, or approximately 982 acres. We intend to perform the necessary research to submit an application for a mining concession to the DNPM for this portion of Duas Barras. If and when approved, the mining concession on this second mineral right of Duas Barras has the potential to permit further mining and commercialization of diamonds and gold.

Mine and Processing Plant

The Duas Barras diamond and gold processing plant was built by Vaaldiam in 2007-2008. To the best of our knowledge, the diamond and gold processing plant at Duas Barras is the largest such type of alluvial recovery plant in Latin America. The mine is an open pit mine.

Borba Project (state of Amazonas, Brazil) – Gold and Copper

In 2012, we acquired the exploration rights on a property located in the municipality of Borba, state of Amazonas, Brazil. These mineral rights cover an area of 9,999.11 hectares (approximately 24,708 acres).

In 2013, we performed a preliminary geological surface assessment of this area and collected samples for geochemical analysis. These samples were analyzed at the SGS-Geosol laboratory in Belo Horizonte, Brazil. The results confirmed the occurrence of gold and copper in the area.

Option on a Property (state of Piauí, Brazil) – Titanium, Vanadium, and Iron

In 2013, we conducted geological surface assessment of this area and collected samples for geochemical analysis. These samples were analyzed at the SGS-Geosol laboratory in Belo Horizonte, Brazil, a well-regarded facility utilized by major mining companies. The results confirmed the occurrence of titanium, vanadium, and iron in the area.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Current Stockholders

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on OTCBB for each quarter since March 7, 2013. Prior to March 7, 2013 there were no quotations for our common stock.

	Year Ended
Quarters	December 31, 2013
	High	Low

First (3/7-3/31)	$1.10	$0.56
Second (4/1-6/30)	$0.89	$0.11
Third (7/1-9/30)	$0.28	$0.07
Fourth (10/1-12/31)	$0.12	$0.06

As of March 31, 2014, we had 2,754 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

On February 19, 2013, our Board of Directors approved our 2013 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2013 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "(a)") (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (2013 Stock Incentive Plan)	1,200,000	$0.33	11,417,148

Total	1,200,000	$0.33	11,417,148

Sales of Unregistered Securities

On September 30, 2013, we issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014.  The note payable can be converted into common shares at $0.125 per share, a premium of 25% above our common stock price at the time the transaction was entered into. The exercise price of the warrants is $0.15 per share, a premium of 50% above our common stock price at the time. As of March 31, 2014, 25% of the notes had already been repaid, and the outstanding principal from the unpaid notes was $75,000.

Item 6. Selected Financial Data.

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

This Annual Report contains forward-looking statements. Forward-looking statements for us reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

Results of Operations

The Company was incorporated on December 15, 2011 and changed its business model and management in December 2012. In 2012, we had zero revenues and net loss of $179,175. In 2013, we had revenues of $791,780 and net loss of $1,513,379.

Liquidity and Capital Resources

In 2013, our principal sources of liquidity were our revenues from the sale of diamonds and gold as well as cash remaining from the $2,000,033 gross proceeds of a private placement of our common stock from December 2012.

On September 30, 2013, we issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019.

As of December 31, 2013, our working capital was $64,915. As of December 31, 2013, we had accrued expenses of $177,585, and $100,639 in indebtedness for borrowed money.

During the first quarter of 2014, we received an aggregate of $1,048,000 in gross proceeds as a result of various financings and pre-sales of polished diamonds. A description of such transactions is set forth in Item 1 of this Report.

We believe there is sufficient capital to fund our operations for at least the next twelve months. However, we may need additional capital to fund the purchase price for future acquisitions or investments and may seek equity or debt financing for such purposes.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2013, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

Recent Accounting Pronouncements

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  Our significant accounting policies are described in Note 1 of the financial statements. We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on us.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared With Fiscal Year Ended December 31, 2012

Our current business model and management team started on December 18, 2012, and therefore operated for only 13 days in 2012. Our first full year of operations is 2013, and therefore no meaningful comparisons are possible.

Additional Comments

In 2013, we achieved revenues of $791,780 and had losses of $1,513,379. As of December 31, 2013, we had cash and cash equivalents of $104,992. However, as described elsewhere in this Annual Report, we received $1,048,000 in cash during the first quarter of 2014, thereby substantially increasing our liquidity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2013. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 9A(b), but we intend to make them effective by the actions described in Item 9A(b).

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was not effective as of December 31, 2013 in certain respects as described below.

As of December 31, 2013 the Company had the following significant deficiencies in internal control over financial reporting. While Duas Barras, the source of all of the Company’s revenues and the vast majority of its transactions, did have adequate segregation of accounting functions, there was less segregation elsewhere. The condition of the Company’s accounting records and journal entries, most of which were kept not in English but in Portuguese by Brazilian-based accountants, makes it difficult for an auditor to determine that all activity has been properly recorded. Additionally, during 2013, the Company performed an analysis of its inventory only at year end.

Management believes that these significant deficiencies set forth above did not have a material effect on our financial results. However, in an effort to remediate them and to enhance our internal controls, we plan to initiate the following series of measures: We will seek to identify and hire accountants that are bilingual in English and Portuguese, versed in both US GAAP and Brazil’s International Financial Reporting Standards (IFRS), and experienced in making the necessary transformations between IFRS to GAAP. We will also perform analysis of the fair value of our inventory on a regular basis.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Since we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management’s report on internal controls.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2013 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of our system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, our control systems have been designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of March 31, 2014 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	47	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Roger Noriega	54	Director

Ambassador Paul Durand	72	Director

Luis Mauricio Ferraiuoli de Azevedo, Esq.	50	Director

Marc Fogassa

Marc Fogassa, age 47, has been a director and our Chairman and Chief Executive Officer since December 2012. He has over 15 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. For the last five years he has been an investment manager and banker, and director and chief executive of Brazil Mining, Inc.. Previously, he was at Goldman Sachs & Co., Atlas Venture, and Axiom Ventures. He has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English.

Ambassador Roger Noriega

Ambassador Roger Noriega, age 54, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States (“OAS”) from August 2001 to July 2003. For the last five years, Ambassador Noriega has been the President of VisionAmericas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas.

Ambassador Paul Durand

Ambassador Paul Durand, age 72, has been a director since 2012. He has had extensive experience in Latin America. From 2001 to 2006, Ambassador Durand was Canada’s Ambassador to the Organization of American States. Previously, he had been Canada’s Ambassador to Chile, and to Costa Rica, with concurrent accreditation to Honduras, Nicaragua, and Panama. For the past five years, Ambassador Durand has provided consulting services to several businesses and organizations. He has a Bachelor of Arts degree in Political Economy from the University of Toronto, and has pursued further studies in International Relations and Economics at Northwestern University in Chicago and Carleton University in Ottawa. Ambassador Durand joined the Canadian government after working in international banking in Latin America (Colombia, El Salvador), the Caribbean (Bahamas) and the U.S.

Luis Mauricio Ferraiuoli de Azevedo, Esq.

On January 7, 2014, our Board of Directors elected Luis Mauricio Ferraiuoli de Azevedo, Esq. as a director. Mr. Azevedo, age 50, is both a licensed lawyer and geologist with 25 years of business and mining experience in Brazil. He is currently the Managing Partner at FFA Legal, a legal firm he founded and based in Rio de Janeiro, Brazil, and which is focused solely on natural resources companies. Mr. Azevedo’s practice is highly active in mergers in acquisitions for companies owning mineral assets and/or operating mining enterprises in Brazil. His experience spans industrial minerals, diamonds, and precious metals, and he continually works in contact with the highest federal levels of all branches of government in Brazil. Prior to his election to our Board of Directors, Mr. Azevedo had served on our Board of Advisors since July 2013. Mr. Azevedo previously worked for Western Mining, Barrick Gold, and Harsco. He assembled land packages that resulted in five initial public offerings of Canadian companies in Brazil (Avanco, Avenue, Carnavale, Rio Verde, and Talon) since 2004. In addition to his directorship in our Board of Directors, he is currently on the Board of Directors of three mining companies: Avanco, Avenue, and Talon Metals. For the past ten years, Mr. Azevedo has been the managing principal of FFA Legal. Mr. Azevedo received a Geology degree from UERJ - Universidade do Estado do Rio de Janeiro in 1986, a Law degree from Faculdade Integradas Cândido Mendes in 1992, and a Master of Law degree from PUC-Rio, Pontifícia Universidade Católica of Rio de Janeiro in 1995.

Board Composition

Our Board of Directors is currently composed of four members – Marc Fogassa, Ambassador Roger Noriega, Ambassador Paul Durand, and Luis Mauricio Ferraiuoli de Azevedo, Esq.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan, or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Our directors and executive officers have not, during the past ten years:

•	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently, or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities; or

•	been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We do not have standing audit, nominating, or compensation committees. Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Audit Committee Financial Expert

Our Board of Directors currently acts as our audit committee. We do not currently have an independent member of our Board of Directors who qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2012 and December 31, 2013. No other employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa	12/31/2012	-	$50,000	-	-	-	-	-	$50,000
	12/31/2013	$125,000	-	$210,234	-	-	-	-	$335,234

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2013 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Roger Noriega	-	85,407	85,407
Paul Durand	-	85,407	85,407
John Bell	-	80,401	80,401

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2013 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of all assumptions made in the calculation of this amount.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 10, 2014 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name and Address (1)	Office	Shares Beneficially Owned (2)		Percent of Class (3)
Marc Fogassa	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer	36,567,812	(4)	47.31%
Brazil Mining, Inc.	-	29,426,849		38.07%
Ambassador Paul Durand	Director	425,750	(5)	0.55%
Ambassador Roger Noriega	Director	419,125	(5)	0.54%
Luis Mauricio Ferraiuoli de Azevedo, Esq.	Director	5,000		0.01%
All executive officers and directors as a group (4 persons)		37,417,687	(4) (6)	48.41%

(1) Unless otherwise specified, the address of each of the officers and directors set forth below is in care of Brazil Minerals, Inc., 324 South Beverly Drive, Suite 118, Beverly Hills, California 90212.

(2) Beneficial ownership is determined in accordance with rules promulgated by the Commission.

(3) Based on 76,409,116 shares of common stock outstanding and computed in accordance with rules promulgated by the Commission.

(4) Includes 29,426,849 shares of our common stock owned by Brazil Mining, Inc., a Delaware corporation of which Mr. Fogassa is a director and officer, shares owned by entities that could be deemed to be controlled by Mr. Fogassa or his immediate family, and options owned by Mr. Fogassa to purchase 79,999 shares of our common stock at $1.00 per share.

(5) Includes options to purchase 200,000 shares of our common stock at $0.58 per share and options to purchase 200,000 shares of our common stock at $0.09 per share.

(6) Includes options to purchase 400,000 shares of our common stock at $0.58 per share, options to purchase 400,000 shares of our common stock at $0.09 per share, and options to purchase 79,999 shares of our common stock at $1.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 1, 2013, the Company and BMI entered into an administrative services agreement under which BMI provided, at cost to us, personnel and facilities to carry out our business activities in Brazil. This agreement was terminated in 2013 as we implemented our infrastructure in Brazil.

On January 2, 2013, we exercised an option (the “Option”), and acquired 20% of the diamond production due BMI from BMI’s 55% interest in Duas Barras.

On March 23, 2013, our Board of Directors and the Board of Directors of BMI, each having obtained all necessary authority, celebrated an agreement pursuant to which our Brazilian subsidiary acquired BMI’s 55% interest in Duas Barras for $660,000 in consideration.

Director Independence

We believe that each of Ambassador Roger Noriega, Ambassador Paul Durand, and Luis Mauricio Ferraiuoli de Azevedo, Esq. are “independent” as such term is defined by the NASDAQ Stock Market Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

      The aggregate fees that have been, or are expected to be, billed by Silberstein Ungar, PLLC ("Silberstein"), our principal accountant, to us for the audit of our financial statements as of December 31, 2012 and as of December 31, 2013 were $16,000 and $21,500, respectively. In addition, Silberstein was paid an aggregate of $3,750 for its reviews of our quarterly financial statements during 2012 and an aggregate of $5,250 for its reviews of our quarterly financial statements during 2013. In 2013, Silberstein was also paid $12,000 for an audit of Duas Barras from January 1, 2011 through December 31, 2012, and $1,500 for the review of a Form 8-K filing.

Audit-Related Fees

During 2012 and 2013 there were no fees paid to Silberstein in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Silberstein for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Silberstein during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by Silberstein in 2012 or 2013.

Pre-Approval Policies and Procedures

Engagement of accounting services by us is not made pursuant to any pre-approval policies and procedures. Rather, we believe that our accounting firm is independent because all of its engagements by us are approved by our Board of Directors prior to any such engagement.

Our Board of Directors will meet periodically to review and approve the scope of the services to be provided to us by its independent registered public accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Board is responsible for the prior approval of every engagement of our independent registered public accounting firm to perform audit and permissible non-audit services for us, such as quarterly financial reviews, tax matters, and consultation on new accounting and disclosure standards.

Before the auditors are engaged to provide those services, our Chief Financial Officer and Controller will make a recommendation to the Board of Directors regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Board of Directors, the independent registered public accounting firm and/or management shall periodically report to the Board of Directors regarding the extent of services being provided by the independent registered public accounting firm, and the fees for the services performed to date.

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

BRAZIL MINERALS, INC.

TABLE OF CONTENTS

DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2013
and for the period from March 1, 2012 to December 31, 2012	F-3

Consolidated Statements of Other Comprehensive Income (Loss) for the Year
Ended December 31, 2013 and for the period from March 1, 2012 to
December 31, 2012	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2013
and for the period from March 1, 2012 to December 31, 2012	F-6

Notes to the Consolidated Financial Statements	F-7-F-16

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

To the Board of Directors of

Brazil Minerals, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013 and the period from March 1, 2012 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brazil Minerals, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and the period from March 1, 2012 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 13, 2014

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$104,785	$863,189
Taxes recoverable	43,224	-
Inventory	146,172	-
Deposits	5,501	-
Loan receivable-related party	40,650	-
Total Current Assets	340,332	863,189

Capital Assets
Property, plant & equipment, net of accumulated depreciation	430,074	-

Other Assets
Intangible assets	139,653	-
Loan receivable-related party	-	800,000

Total Assets	$910,059	$1,663,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$171,526	$67,362
Convertible notes payable, net of debt discount of $33,563	66,437	-
Loan from director	639	100
Total Liabilities	238,602	67,462

Stockholders’ Equity

Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 74,639,834 shares issued and outstanding (December 31, 2012- 69,963,434)	74,640	69,963
Additional paid-in-capital	38,629,290	37,370,516
Accumulated other comprehensive loss	(226,700)	-
Stock warrants	129,772	117,765
Deferred stock compensation	(69,611)	-
Non-controlling interest	409,962	-
Deficit accumulated during the development stage	(38,275,896)	(35,962,517)
Total Stockholders’ Equity	671,457	1,595,727

Total Liabilities and Stockholders’ Equity	$910,059	$1,663,189

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year ended December 31, 2013	Period from March 1, 2012 to December 31, 2012

REVENUES	$791,780	$-

COST OF GOODS SOLD
Production expenses	445,262	-
Mining tax	3,568
	448,830	-
GROSS PROFIT	342,950	-

OPERATING EXPENSES
Professional fees	114,044	94,658
General and administrative expenses	326,908	3,885
Compensation and related costs	269,168	54,112
Stock based compensation	504,897	-
Exploration and production costs	834,962	-
Interest on promissory notes	2,500	-
Amortization of debt discount	20,138	-
Depreciation	433	-
TOTAL OPERATING EXPENSES	2,073,050	152,655

INTEREST INCOME	470	-

LOSS FROM CONTINUING OPERATIONS	(1,729,630)	(152,655)

LOSS FROM DISCONTINUED OPERATIONS	-	(21,808)

LOSS BEFORE NON-CONTROLLING INTEREST	(1,729,630)	(174,463)

NON-CONTROLLING INTEREST	(216,251)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,513,379)	(174,463)

PROVISION FOR CORPORATE INCOME TAXES	-	-

NET LOSS	$(1,513,379)	$(174,463)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	71,072,232	122,907,180

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year Ended December 31, 2013	Period from March 1, 2012 to December 31, 2012

Net Loss	$(1,513,379)	$(174,463)

Foreign Currency Translation:
Change in cumulative translation adjustment	226,700	-
Income tax benefit (expense)	-	-
Total	$226,700	$-

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF DECEMBER 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Common shares	Amount	Additional Paid in Capital	Stock Warrants	Non-controlling interest	Other comprehensive income	Deferred compensation	Deficit	Total Stockholders’ Equity
Balance, February 29, 2012	-	$-	129,332,040	$3,880	$18,320	$-	$-	$-	$-	$(4,712)	$17,488
Common shares voluntarily surrendered	-	-	(99,999,000)	(3,000)	3,000	-	-	-	-	-	-
Forgiveness of debt from prior director	-	-	-	-	6,169	-	-	-	-	-	6,169
Common shares issued for mining option and exploration rights	-	-	35,783,342	1,073	35,782,269	-	-	-	-	-	35,783,342
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	-	(35,783,342)	(35,783,342)
Preferred share issued	1	-	-	-	1	-	-	-	-	-	1
Common shares issued as share offering costs	-	-	2,847,005	85	2,846,920	-	-	-	-	-	2,847,005
Warrants issued as share offering costs	-	-	-	-	-	117,765	-	-	-	-	117,765
Common shares issued for cash	-	-	2,000,047	61	1,999,972	-	-	-	-	-	2,000,033
Share offering costs including cash, stock and warrants	-	-	-	-	(3,218,271)	-	-	-	-	-	(3,218,271)
Par value adjustment for stock split (33.333:1)	-	-	-	67,864	(67,864)	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	(174,463)	(174,463)

Balance, December 31, 2012	1	-	69,963,434	69,963	37,370,516	117,765	-	-	-	(35,962,517)	1,595,727

Shares issued for acquisition of subsidiary	-	-	1,000,000	1,000	659,000	-	-	-	-	-	660,000
Common shares issued for consulting	-	-	1,188,548	1,189	112,061	-	-	-	(69,611)	-	43,639
Common shares issued for mineral exploration costs	-	-	5,000	5	2,745	-	-	-	-	-	2,750
Shares issued for compensation-directors	-	-	50,000	50	4,450	-	-	-	-	-	4,500
Shares issued for compensation-officer	-	-	2,382,852	2,383	202,617	-	-	-	-	-	205,000
Shares issued in connection with note payable	-	-	50,000	50	5,450	-	-	-	-	-	5,500
Debt discount on issuance of convertible note	-	-	-	-	20,694	-	-	-	-	-	20,694
Warrants issued in connection with convertible note	-	-	-	-	-	12,007	-	-	-	-	12,007
Stock options-director and officer	-	-	-	-	993,523	-	-	-	-	-	993,523
Non-controlling interest on acquisition of subsidiary	-	-	-	-	-	-	466,063	-	-	-	460,663
Additional capital contributions by non-controlling interest	-	-	-	-	-	-	160,150	-	-	-	165,550
Cancellation of stock options-director	-	-	-	-	(741,766)	-	-	-	-	-	(741,766)
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	-	(800,000)	(800,000)
Net loss for the period	-	-	-	-	-	-	(216,251)	(226,700)	-	(1,513,379)	(1,956,330)

Balance, December 31, 2013	1	$-	74,639,834	$74,640	$38,629,290	$129,772	$409,962	$(226,700)	$(69,611)	$(38,275,896)	$671,457

 The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	For the year ended December 31, 2013	For the period from March 1, 2012 to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,513,379)	$(174,463)
Net loss from discontinuing operations	-	21,808
Net loss from continuing operations	(1,513,379)	(152,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest in income of subsidiary	(216,251)	-
Stock issued for mineral property option	2,749
Stock based compensation	504,897	-
Amortization of debt discount	20,138
Depreciation	433	-
Change in assets and liabilities:
(Increase) in taxes recoverable	(43,224)	-
(Increase) in loan receivable-related party	(40,650)
(Increase) in deposits	(5,501)
(Increase) in inventory	350,830	-
Increase in accrued expenses and accounts payable	88,664	66,112
Net Cash Provided (Used) by Continuing Operating Activities	(851,294)	(86,543)
Net Cash Used in Discontinued Operations	-	(24,558)
Net Cash Provided (Used) in Operating Activities	(851,294)	(111,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(3,413)	-
Advances to related party	-	(800,000)
Net Cash Used in Investing Activities	(3,413)	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	539	100
Net proceeds from sale of common stock	-	2,000,033
Cash paid for share offering costs	-	(253,500)
Cash acquired on acquisition of subsidiary	56,914	-
Capital contributions received from non-controlling interests	165,550	-
Proceeds from note payable	100,000	-
Net Cash Provided by Continuing Financing Activities	323,003	1,746,633
Net Cash Provided by Discontinued Financing Activities	-	6,169
Net Cash Provided by Financing Activities	323,003	1,752,802

Effect of exchange rate changes on cash	(226,700)

Net Increase (decrease) in Cash and Cash Equivalents	(758,404)	841,701

Cash and equivalents, beginning of period	863,189	21,488

Cash and equivalents, end of period	$104,785	$863,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$800,000	$0
Shares issued for acquisition of 55% of subsidiary	$660,000	$35,783,342
Debt discount on convertible notes	$32,701	$0
Stock and warrants issued as share offering costs	$0	$2,923,345
Forgiveness of shareholder debt recorded as contributed capital	$0	$6,169
Stock options issued with convertible notes	$5,500	$0

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. (“BMIX” or the “Company”) was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. The Company, through subsidiaries, mines and sells diamonds and gold, and owns or has options on other mineral assets in Brazil.

On December 18, 2012, the Company entered into and consummated an acquisition agreement with Brazil Mining, Inc. (“BMI”) whereby BMI agreed to transfer to the Company certain mining and exploration rights, in exchange for 35,783,342 shares of the Company. At the same time, the previous sole director surrendered for voluntary cancellation, 99,999,000 common shares of stock of the Company such that, upon the transaction and a simultaneous private placement by the Company of its common stock, BMI owned 51% of the outstanding common stock of the Company. The Company changed its name to Brazil Minerals, Inc. on December 24, 2012.  Also see Note 3.

Principles of Consolidation

These financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. (“BMIX Subsidiary”), which owns 55% of Mineração Duas Barras Ltda. (“Duas Barras”). All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP accounting”) in the United States of America and are presented in U.S. dollars. In 2013, the Company elected to change its year end date from February 28 to December 31.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, loans, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds held in U.S. banks are insured up to $250,000, and funds held in Brazilian banks are insured up to 250,000 Brazilian reais (approximately $106,719 as of December 31, 2013). As of December 31, 2013 and 2012, the Company’s bank deposits were $104,785 and $863,189, respectively.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Inventory

Inventory consists of diamonds and gold and related production costs, and is stated at lower of cost or market.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2013 and 2012, the Company did not recognize any impairment losses related to mineral properties held.

Capital Assets

Capital assets consisting of the diamond and gold processing plant and other machinery are recorded at cost and depreciated over their estimated useful life of 10 years, on a straight-line basis. Capital assets consisting of computer and other office equipment are recorded at cost and depreciated over their estimated useful life of 3 years, on a straight-line basis. During the year ended December 31, 2013, depreciation expense of $59,077 had been capitalized to inventory and expensed through exploration and production costs and $433 had been expensed through depreciation expenses.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with FASB ASC 260, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718. The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company’s stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. The Company issued $504,897 and $Nil in stock based compensation to employees, consultants, directors, and advisors during the years ended December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and the Company does not believe any of these pronouncements will have a material impact on the Company.

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY AND OPTION EXERCISE

In 2012, the Company issued a loan receivable to BMI for $800,000. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by the Company for a 20% share of the Duas Barras diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in Duas Barras.

NOTE 3 –ACQUISITION OF DUAS BARRAS INTEREST

On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI’s interest in Duas Barras in exchange for the issuance to BMI of 1,000,000 shares of the Company’s common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013, the date that the agreement was entered into. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option as discussed in Note 2. The net assets of Duas Barras at the date of the acquisition of the 55% equity interest in Duas Barras were $1,035,695. The acquisition was accounted for using the purchase method. As a result of the transaction, non-controlling interest of $460,663 was recognized in the financial statements.

The net assets upon the above acquisition consisted of the following:

Cash	$56,914
Inventory	497,002
Equipment	508,105
Intangible assets	163,918
Liabilities assumed	(190,244)

Net assets	$1,035,695

 BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company’s common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014. The notes can be converted into common shares of the Company at $0.125 per share. The conversion price of the warrants is $0.15 per share. The Company recorded a debt discount of $53,701 related to the issuance of the convertible notes. As of December 31, 2013, $20,138 of the debt discount has been amortized during the life of the notes.

The total debt discount was comprised of the debt discount related to the warrants, the convertible notes, and stock and cash given in exchange for issuing the convertible notes. The fair value of the debt discount related to the warrants granted was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: the Company’s common stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and expected term of 6.25 years. The fair value of the debt discount related to the convertible notes was $20,694 and was calculated using the Black-Scholes option pricing model with the following assumptions: the Company’s common stock price on the date of grant ($0.11), expected dividend yield of 0%, expected volatility of 87.67%, risk-free interest rate of 0.07%, and expected term of .67 years. The fair value of the stock and cash given in consideration for issuing the convertible notes was $11,000 and $10,000, respectively. The convertible notes called for the payment of one-half of the stock and cash upon issuing the notes and the remainder upon the repayment of the notes. As of December 31, 2013, $5,500 in stock and $5,000 in cash had been satisfied and the remainder due is reflected in accounts payable.

NOTE 5 – LOANS FROM DIRECTORS

During the period ended December 31, 2012, the former director loaned $6,169 to the Company to pay for business expenses. The loan was non-interest bearing, due upon demand and unsecured. The loan was forgiven on December 19, 2012 and the balance has been recorded as an increase in additional paid-in capital.

On December 19, 2012, a director loaned $100 to the Company to facilitate a bank account opening. This loan was non-interest bearing, due upon demand and unsecured. The balance due to the director was $100 as of December 31, 2012. This loan was repaid in 2013.

During the year ended December 31, 2013, a director loaned $80 to the Company to facilitate a bank account opening. During the period, a director paid expenses of $559 on behalf of the Company. These loans are non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMON STOCK

As of December 31, 2013, the Company had 150,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 series A preferred stock authorized with a par value of $0.001.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – COMMON STOCK (continued)

On December 18, 2012, a shareholder and former director of the Company surrendered for voluntary cancellation 99,999,000 shares of common stock of the Company.

On December 18, 2012, the Company issued 35,783,342 shares of its common stock in exchange for an assignment of certain exploration rights and a mining property option.

On December 19, 2012, the Company consummated a private placement with 37 accredited investors and the Company issued 2,000,047 shares of the Company’s common stock for total consideration of $2,000,033.

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

On April 30, 2013, the Company issued 1,000,000 shares of common stock to BMI pursuant to an agreement to purchase BMI’s equity interest in Duas Barras. The shares were valued at $660,000, the fair market value of the shares on the date the agreement was entered into.

On May 28, 2013, the Company issued 5,000 shares of common stock with a deemed value of $2,750 pursuant to an option agreement on a mineral property. The Company has since abandoned the option.

On September 30, 2013, the Company issued 50,000 shares of common stock with a deemed value of $5,500 pursuant to the issuances of convertible notes. An additional 50,000 shares of common stock are to be issued when the debt has been repaid. The deemed value of these shares of $5,500 has been recorded as an accrued liability until they have been issued. See note 5.

On November 25, 2013, the Company issued 300,000 shares of common stock with a deemed value of $27,000 for consulting services. Prepaid stock compensation of $22,500 was recorded to be amortized over the remaining term of the consulting contract.

On November 30, 2013, the Company issued 50,000 shares to non-management directors with a deemed value of $4,500.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – COMMON STOCK (continued)

On December 6, 2013, the Company issued 400,000 shares of common stock with a deemed value of $32,000 for consulting services. Prepaid stock compensation of $23,111 was recorded to be amortized over the remaining term of the consulting contract.

On December 9, 2013, the Company issued 400,000 shares of common stock with a deemed value of $36,000 for consulting services. Prepaid stock compensation of $24,000 was recorded to be amortized over the remaining term of the consulting contract.

During the period ended December 31, 2013, the Company issued 2,000,000 shares to an officer and director of the Company pursuant to a stock based compensation with a deemed value of $180,000 In addition the Company issued 382,852 shares of common stock to an officer in lieu of cash compensation of $25,000.

During the period ended December 31, 2013, the Company issued 88,548 shares of common stock with a deemed value of $18,250 for consulting services, mostly related to geological studies and analysis.

Common Stock Options

On April 18, April 23, and November 30, 2013, the Board of Directors of the Company granted options to purchase an aggregate of 2,400,000, 200,000, and 600,000, respectively, shares of common stock to non-management directors and an officer. The options were valued at $890,119 $69,711, and $33,691, respectively, using the Black-Scholes option pricing model with the following assumptions:

	April 18, 2013	April 23, 2013	November 30, 2013
Stock price	$0.60	$0.57	$0.09
Exercise price	$0.58	$0.57	$0.09
Expected life (years)	5 years	5 years	5 years
Risk free interest rate	.71%	.71%	1.37%
Volatility	76%	76%	77%

On November 30, 2013, the Board of Directors of the Company rescinded and cancelled the grant to the Chief Executive Officer of 2,000,000 options with a deemed value of $741,766, and instead issued to him 2,000,000 shares with a deemed value of $180,000. This resulted in a net reversal of stock-based compensation of $561,766.

Common Stock Warrants

During the year ended December 31, 2013, 200,000 warrants were issued in connection with convertible notes. These warrants expire on December 31, 2019 and have an exercise price of $0.15. The fair value of the warrants was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: the Company’s common stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and expected term of 6.25 years.

During the year ended December 31, 2012, 200,000 warrants were issued as part of the private placement that occurred on December 19, 2012. These warrants expire on December 31, 2017 and have an exercise price of $1.00. The fair value of the warrants was $117,765 and was calculated using the Black-Scholes option pricing model with the following assumptions: the Company’s common stock price on date of grant  ($1.00), expected dividend yield of 0%, expected volatility of 72.24%, risk-free interest rate of 0.78%, and expected term of 5 years.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office in Pasadena, California, and has had use of offices in Belo Horizonte and São Paulo, Brazil, through an agreement with an affiliate. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 8 - INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $1,729,630 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Federal income tax benefit attributable to:
Current Operations	$588,074	$59,317
Less: valuation allowance	(588,074)	(59,317)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$648,993	$60,919
Less: valuation allowance	(648,993)	(60,919)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,729,630 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 - RELATED PARTY TRANSACTIONS

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

On December 19, 2012, a director loaned $100 to the Company to facilitate the bank account opening. The loan is non-interest bearing, due upon demand and unsecured. The balance due to the director was $100 as of December 31, 2012. This loan was repaid in 2013.

Pursuant to the issuance of shares in the 2012 private placement, the Company incurred costs related to the share issuance of $3,218,171. Of this $253,500 was paid in cash and the balance of $2,964,771 was paid through the issuance of shares and warrants with a deemed value of $2,847,005 and $117,765, respectively.

As of December 31, 2012, accrued compensation owing to a director of the Company in the amount of $50,000 was included in accrued expenses.

In December 2012, pursuant to an option purchase agreement between the Company and BMI, the Company advanced $800,000. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in Duas Barras. On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI’s interest in Duas Barras in exchange for the issuance to BMI of 1,000,000 shares of the Company’s common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013, the date that the agreement was entered into. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option. See Note 3.

On January 1, 2013, the Company and BMI entered into an administrative services agreement under which BMI provided, at cost, to the Company personnel and facilities to carry out certain of the Company’s business activities in Brazil. This agreement was terminated in 2013 as the Company implemented its infrastructure in Brazil. The total amount provided to BMI during the year ended December 31, 2013 was $228,463.

During the year ended December 31, 2013, the Board of Directors of the Company authorized it to loan $40,650 to BMI. The total due from BMI as of December 31, 2013 is $40,650, and the Company expects that the entirety of this amount will be received in 2014.

During the year ended December 31, 2013, a director loaned $80 to the Company to facilitate a bank account opening. During the period, a director paid expenses of $559 on behalf of the Company. These loans are non-interest bearing, due upon demand and unsecured.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 - DISCONTINUED OPERATIONS

As a result of the change in control transaction on December 18, 2012, the Company has abandoned its technology related business. A summary of operations related to the discontinued operation is presented in the table below:

	For the year ended December 31, 2013	For the period from March 1, 2012 to December 31, 2012
Revenue from discontinued operations	$0	$4,900
Net loss from discontinued operations	0	(21,808)
Net loss per share attributable to discontinued operations	$0	$(0.00)

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On January 2, 2014, the Company received proceeds of $25,000 from a sale of polished and graded diamonds pursuant to an agreement with a buyer in which the buyer agreed to receive these diamonds over a period of time.

On January 7, 2014, the Company received $244,000 in exchange for a senior secured convertible promissory note in the principal amount of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company’s common stock through December 26, 2018. The notes bear interest at 12% per annum and may be converted into common stock at $0.125 per share, a premium of 42% above the stock price at the time the transaction was entered into. The exercise price of the warrants is $0.125 per share (subject to adjustment upon the occurrence of certain events), a premium of 79% above the stock price at the time. Interest on the note is payable on September 30, 2014 and on March 31, 2015, the maturity date of the note. The note is secured by certain capital equipment purchased by us with the proceeds received. This equipment is now being used in Duas Barras and is comprised of an excavator, a bulldozer, a truck, a portable motor and generator, and other items. Besides this capital equipment, the note is secured by a pledge of common stock the Company having a value of 200% of the outstanding principal and accrued interest of the note. The note is repaid by depositing $20,000 monthly to a sinking fund. As of April 3, 2014, the Company had deposited $40,000 into the sinking fund, and the Company’s sinking fund obligation was current.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 - SUBSEQUENT EVENTS (continued)

On January 24, 2014, the Company received proceeds of $25,000 from an investment by an accredited investor in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2014. The note may also be converted into the Company’s common stock at the option of the holder commencing 180 days after the note was issued. The Company retains the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of the Company’s common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note.

On February 21, 2014, the Company received proceeds of $200,000 from an investment by St. George Investments, LLC (“St. George”) in exchange for an unsecured convertible promissory note in the principal amount of $222,500. The difference between the face amount of the note and the gross proceeds received was comprised of legal costs and origination discount. The note bears interest at 10% per annum and the conversion price is $0.11 per share, a premium of 38% above the stock price when the transaction was consummated. Principal and accrued interest on the note are due in five consecutive monthly installments of $44,500 plus accrued interest commencing on August 21, 2014. The monthly installments are payable in cash or in common stock, at the option of the Company, or in graded diamonds, upon the request of St. George. All principal and accrued interest on the note is payable on December 21, 2014.

On March 4, 2014, the Company received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. As part of this transaction, the Company pledged with a third party collateral agent an aggregate of 11,000,000 shares of the Company’s common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company’s common stock may change. The Company also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated.

On March 31, 2014, the Company received net proceeds of $54,000, after compensation paid to a broker-dealer, from an investment by an accredited investor in exchange for an unsecured convertible promissory note in the principal amount of $63,000. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by March 31, 2015. The Company retains the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.11 or (b) 60% of the lowest closing price of the Company’s common stock during the twenty trading days prior to the maturity date or the date that a notice of conversion is given by the holder.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 15, 2014		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa
Marc Fogassa	Chief Executive Officer	April 15, 2014
and Director; Chief Financial Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 15, 2014
Roger Noriega

/s/ Paul Durand	Director	April 15, 2014
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	April 15, 2014
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit Number	Description
2.1	Exchange Agreement dated as of March 23, 2013 between the Company and Brazil Mining. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2013.
3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012 (the “S-1”).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012 (the “December 2012 8-K”).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.2 to the December 2012 8-K.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013 (the “January 2013 8-K”).
3.5	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 24, 2013. Incorporated by reference to Exhibit 3.2 to the January 2013 8-K.
3.6	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
4.1	Senior Secured Convertible Promissory Note of the Company dated September 30, 2013 in the principal amount of $75,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001.*
4.2	Stock Purchase Warrant to purchase 150,000 Shares of the Company’s Common Stock Issued to Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001 on September 30, 2013.*
4.3	Stock Purchase Warrant to purchase 50,000 Shares of the Company’s Common Stock Issued to Michael Dimeo on September 30, 2013.*
4.4	Senior Secured Convertible Promissory Note of the Company dated January 8, 2014 in the principal amount of $244,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001.*
4.5	Convertible Promissory Note of the Company dated February 21, 2014 in the principal amount of $222,500 to the order of St George Investments, LLC.*
4.6	Option to Purchase 1,500,000 shares of the Company’s Common Stock Issued to the Nazari & Associates International Group, Inc. Defined Benefit Pension Plan on March 4, 2014.*
4.7	Option to Purchase 1,500,000 shares of the Company’s Common Stock Issued to the Suter Family Trust u/t/a April 12, 2002, as amended and restated on March 4, 2014.*

4.8	Warrant to Purchase 488,000 Shares of the Company’s Common Stock Issued to Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001 on January 8, 2014.*
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc. Incorporated by reference to Exhibit 10.4 to the December 2012 8-K.
10.5	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the 2012 10-K.
10.6	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.
10.7	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC.*
21.1	Subsidiaries of the Company.*
23.1	Consent of Silberstein Ungar, PLLC.*
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*

*Filed herewith