Form 10-Q
period 2014-03-31
Brazil Minerals, Inc.
filed 2014-05-20
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2014 the registrant had 76,507,635 shares of common stock, par value $.001 per share, issued and outstanding.

2

PART I  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$665,461	$104,785
Accounts receivable	4,283	-
Taxes recoverable	52,134	43,224
Prepaid expenses	93,280	-
Inventory	240,884	146,172
Deposits	78,858	5,501
Loan receivable-related party	34,434	40,650
Total Current Assets	1,169,334	340,332

Capital Assets
Property, plant & equipment, net of accumulated depreciation	675,546	430,074

Other Assets
Intangible assets	161,535	139,653

Total Assets	$2,006,415	$910,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$223,333	$171,526
Deferred revenue	525,000	-
Convertible notes payable, net of debt discount of $115,267 (2013 $33,563)	516,733	66,437
Derivative liability	59,926	-
Loan from director	639	639
Total Liabilities	1,325,631	238,602

Stockholders’ Equity
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 76,507,635 and 74,639,834 shares issued and outstanding, respectively	76,508	74,640
Additional paid-in-capital	38,896,450	38,629,290
Accumulated other comprehensive loss	(158,440)	(226,700)
Stock warrants	140,024	129,772
Deferred stock compensation	(9,000)	(69,611)
Non-controlling interest	405,550	409,962
Deficit accumulated during the development stage	(38,670,308)	(38,275,896)
Total Stockholders’ Equity	680,784	671,457

Total Liabilities and Stockholders’ Equity	$2,006,415	$910,059

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013

REVENUES	$4,282	$5,763-

COST OF GOODS SOLD
Production expenses	1,341	-
Mining tax	-
TOTAL COST OF GOODS SOLD	1,341	-
GROSS PROFIT	2,941	-

OPERATING EXPENSES
Professional fees	161,779	22,000
General and administrative expenses	70,943	20,600
Compensation and related costs	17,600	47,817
Stock based compensation	123,402	-
Management fee	-	92,063
Depreciation	108	108
TOTAL OPERATING EXPENSES	373,832	182,588

LOSS FROM OPERATIONS	(370,891)	(176,825)

OTHER (INCOME) EXPENSES
Amortization of debt discount	28,306	-
(Gain) loss on change in fair market value of derivative liability	(11,832)	-
Interest expense	11,545	-
Interest income	(86)	-
TOTAL OTHER (INCOME) EXPENSES	27,933	-

LOSS BEFORE NON-CONTROLLING INTEREST	(398,824)	(176,825)

NON-CONTROLLING INTEREST	(4,412)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(394,412)	(176,825)

PROVISION FOR CORPORATE INCOME TAXES	-	-

NET LOSS	$(394,412)	$(176,825)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	75,910,370	69,963,434

The accompanying notes are an integral part of these financial statements.

F-3

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013

Net Loss	$(394,412)	$(176,825)

Foreign Currency Translation:
Change in cumulative translation adjustment	68,260	-
Income tax benefit (expense)	-	-
Total	$68,260	$-

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(394,412)	$(176,825)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) in Operating Activities:
Non-controlling interest in income of subsidiary	(4,412)	-
Stock based compensation	236,358
(Gain) loss on change in fair market value of derivative liability	(11,832)	-
Amortization of debt discount	28,306
Depreciation	108	108
Change in assets and liabilities:
(Increase) in taxes recoverable	(8,910)	-
Decrease in loan receivable-related party	6,216	500
(Increase) in accounts receivable	(4,283)	-
(Increase) in deposits	(73,357)
(Increase) in inventory	(94,712)	-
Increase (decrease) in accrued expenses and accounts payable	51,807	(48,512)
Increase in deferred revenue	525,000	-
Net Cash Provided (Used) in Operating Activities	255,877	(224,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(245,579)	(1,300)
Increase in intangible assets	(21,882)	-
Net Cash Used in Investing Activities	(267,461)	(1,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	529,000	-
Repayment of note payable	(25,000)	-
Net Cash Provided by Financing Activities	504,000	-

Effect of exchange rate changes on cash	68,260	-

Net Increase (decrease) in Cash and Cash Equivalents	560,676	(226,029)

Cash and equivalents, beginning of period	104,785	863,189

Cash and equivalents, end of period	$665,461	$637,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$0	$800,000
Share options issued as prepaid expense	$93,280	$0

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The accompanying unaudited interim financial statements of Brazil Minerals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, loans, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds held in U.S. banks are insured up to $250,000, and funds held in Brazilian banks are insured up to 250,000 Brazilian reais (approximately $122,375 as of March 31, 2014). As of March 31, 2014 and December 31, 2013 the Company’s bank deposits were $665,461 and $104,785, respectively.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured. Proceeds of $525,000 received for future diamond sales have been recorded as deferred revenue as at March 31, 2014.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of March 31, 2014 and 2013 the Company did not recognize any impairment losses related to mineral properties held.

Capital Assets

Capital assets consisting of the diamond and gold processing plant and other machinery are recorded at cost and depreciated over their estimated useful life of 10 years, on a straight-line basis. Capital assets consisting of computer and other office equipment are recorded at cost and depreciated over their estimated useful life of 3 years, on a straight-line basis. During the period ended March 31, 2014, depreciation expense of $15,248 had been capitalized to inventory and expensed through exploration and production costs and $108 had been expensed through depreciation expenses.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with FASB ASC 260 which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718. The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company’s stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. The Company expensed 236,358 and $Nil in stock based compensation to employees, consultants, directors, and advisors during the periods ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY AND OPTION EXERCISE

In 2012, the Company issued a loan receivable to BMI for $800,000. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by BMI for a 20% share of the Duas Barras diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in Duas Barras.

NOTE 3 – ACQUISITION OF DUAS BARRAS INTEREST

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 3 – ACQUISITION OF DUAS BARRAS INTEREST (continued)

The net assets upon the above acquisition consisted of the following:

Cash	$56,914
Inventory	497,002
Equipment	508,105
Intangible assets	163,918
Liabilities assumed	(190,244)

Net assets	$1,035,695

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company’s common stock until December 31, 2019. The notes bear interest at 10% per annum. The note payable can be converted into common shares of the Company at $0.125 per share. The conversion price of the warrants is $0.15 per share and the warrants expire on December 31, 2019. During the period ended March 31, 2014, $25,000 of the note was repaid. The Company recorded an original issue discount of $53,701 related to the issuance of the convertible note. As of March 31, 2014, $40,276 of the original issue discount has been amortized during the life of the note.

The total debt discount was comprised of the debt discount related to the warrants, the convertible note, and stock and cash given in exchange for issuing the convertible notes. The fair value of the debt discount related to the warrants granted was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and expected term of 6.25 years. The fair value of the debt discount related to the convertible note was $20,694 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.11), expected dividend yield of 0%, expected volatility of 87.67%, risk-free interest rate of 0.07%, and expected term of .67 years. The fair value of the stock and cash given in consideration for issuing the convertible notes was $11,000 and $10,000, respectively. The convertible notes called for the payment of one-half of the stock and cash upon issuing the convertible notes and the remainder upon the repayment of the notes. As of March 31, 2014, $5,500 in stock and $5,000 in cash had been satisfied and the remainder due is reflected in accounts payable.

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the “Note”) and warrants to purchase an aggregate of 488,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $.125 per share through December 26, 2018 (the “Warrants”). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on March 31, 2015 (the “Maturity Date”). Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into Common Stock of the Company at a conversion rate of one share for each $.10 of principal and interest converted.

On January 24, 2014, the Company issued and sold a convertible promissory note in the amount of $27,500, bearing interest at 10% per annum and due on December 31, 2014. The note payable is convertible into common shares of the Company at the lower of $0.07 per share or 60% of the average weighted share price in the 20 days before the conversion date. On issuance, an original issue discount of $ 2,500 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $22,757.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.10), expected dividend yield of 0%, expected volatility of 93.50%, risk-free interest rate of 0.12%, and expected term of .75 years.

On February 21, 2014, the Company issued and sold a convertible promissory note in the amount of $ 222,500, bearing interest at 10% per annum and due on December 21, 2014. The note payable is convertible into common shares of the Company at $0.11 per share. On issuance, an original issue discount of $ 22,500 was recorded which is being amortized over the term of the note payable.

On March 31, 2014, the Company issued and sold a convertible promissory note in the amount of $ 63,000, bearing interest at 10% per annum and due on March 31, 2015. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 60% of the average weighted share price in the 20 days before the conversion date. On issuance, an original issue discount of $ 3,000 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of 55,251. The derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.10), expected dividend yield of 0%, expected volatility of 93.50%, risk-free interest rate of 0.12%, and expected term of 1.00 year.

NOTE 5 – LOANS FROM OFFICERS

During the year ended December 31, 2013, a director loaned $80 to the Company to facilitate a bank account opening. During the period, an officer paid expenses of $559 on behalf of the Company. These loans are non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMON STOCK

As of March 31, 2014, the Company had 150,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.001.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – COMMON STOCK (continued)

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

During the year ended December 31, 2013, the Company issued 2,000,000 shares to an officer and director of the Company pursuant to a stock based compensation with a deemed value of $180,000 In addition the Company issued 382,852 shares of common stock to an officer in lieu of cash compensation of $25,000.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – COMMON STOCK (continued)

During the year ended December 31, 2013, the Company issued 88,548 shares of common stock with a deemed value of $18,250 for consulting services, mostly related to geological studies and analysis.

During the quarter ended March 31, 2014, the Company issued 1,867,801 shares of common stock with a deemed value of $ 175,747 to its officer and certain consultants in lieu of cash payment.

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

On November 30 2013, the Board of Directors of the Company rescinded and cancelled the grant to the Chief Executive Officer of 2,000,000 options with a deemed value of $741,766, and instead issued to him 2,000,000 shares with a deemed value of $180,000. This resulted in a net reversal of stock-based compensation of $561,766.

During the three months ended March 31, 2014, the Company issued 3,000,000 options at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share. These options expire on March 4, 2016 and have an exercise price of $0.12. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0% expected volatility of 77.56%, risk-free interest rate of 0.78%, and expected term of 2 years. The fair value of the options was recorded as prepaid expenses and will be amortized to cost of goods sold as the diamonds are delivered.

Common Stock Warrants

On January 7, 2014, 488,000 warrants were issued in connection with convertible notes. These warrants expire on December 26, 2018 and have an exercise price of $0.125 The fair value of the warrants was $10,252 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.07), expected dividend yield of 0%, expected volatility of 53.17%, risk-free interest rate of 1.69%, and expected term of 5.00 years.

During the year ended December 31, 2013, 200,000 warrants were issued in connection with convertible notes. These warrants expire on December 31, 2019 and have an exercise price of $0.15. The fair value of the warrants was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and expected term of 6.25 years.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office in Pasadena, California, and has had use of offices in Belo Horizonte and São Paulo, Brazil, through an agreement with an affiliate. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

On July 30, 2013, the BMIX Subsidiary acquired for zero cost, an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($428,315 as of March 31, 2014) and the equivalent of 125,000 Brazilian reais in common stock ($61,188 as of March 31, 2014).

On March 4, 2014, the Company received proceeds of $500,000 from a pending sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, the Company pledged with a third party collateral agent an aggregate of 11,000,000 shares of its common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options expire on March 4, 2016 and have an exercise price of $0.12. The fair value of the options of $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and expected term of 2 years. The fair value of the options was recorded as prepaid expenses and will be amortized to cost of goods sold as the diamonds are delivered.

NOTE 8 - INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $2,124,042 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013
Federal income tax benefit attributable to:
Current Operations	$134,100	$60,121
Less: valuation allowance	(134,100)	(60,121)
Net provision for Federal income taxes	$0	$0

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$783,093	$648,993
Less: valuation allowance	(783,093)	(648,993)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,124,042 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

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

During the year ended December 31, 2013, the Board of Directors of the Company authorized it to loan $40,650 to BMI. The total due from BMI as of March 31, 2014 is $34,434, and the Company expects that the entirety of this amount will be received during the remainder of 2014.

During the year ended December 31, 2013, a director loaned $80 to the Company to facilitate a bank account opening. During the period, an officer paid expenses of $559 on behalf of the Company. These loans are non-interest bearing, due upon demand and unsecured.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the “Buyers”), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rapaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its Common Stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company’s stock may change. The Company also issued to the Buyers or their designees, an aggregate of 3,750,000 shares of the Company’s common stock (the “Shares”) and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company.

On April 30, 2014 the Company delivered an initial set of GIA-graded polished diamonds worth $36,619 per Rapaport valuation to one of the Buyers in the March 4, 2014 transaction disclosed in Note 7 above.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  Brazil Minerals, Inc. (“Brazil Minerals”, the “Company”, “we”, “us”, or “our”) recommends that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “2013 10-K”).

This MD&A contains forward-looking information.  Forward-looking statements for Brazil Minerals reflect current expectations, as of the date of this Quarterly Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure, as well as general economic conditions.

Overview

Brazil Minerals, together with its subsidiaries, is in the business of mining and selling diamonds and gold. We also own the exploration rights to a gold and copper property and have an option on a mineral property with titanium, vanadium, and iron. Our revenues come from sales of polished as well as rough diamonds, and gold.

As of March 31, 2014, the Company owned 55% of Mineração Duas Barras Ltda. (“Duas Barras”), a Brazilian company with two mineral rights, including a mining concession, and operations in the state of Minas Gerais in Brazil. Duas Barras mines and sells diamonds and gold. During the three months ended March 31, 2014, we focused on improvements to our operations in Duas Barras which included the acquisition of vital capital equipment for production (excavator, bulldozer, truck, portable generator and motor) that replaced expensive monthly rentals. Furthermore, as discussed in past public filings, given that the period of the first quarter is the rainy season in the region where Duas Barras is located, and local miners usually diminish or cease productive alluvial operations, maintenance of our plant and equipment was undertaken. Additionally, we have taken steps to reserve rough production for processing into polished diamonds, which have higher margins. Therefore, revenues in the first quarters of 2013 and 2014 were minimal.

The first quarter of 2014 had the following corporate highlights:

(1)	We received $1,048,000 in cash without the outright sale of any of our stock; this cash consisted of $525,000 in deferred revenues from sales of polished diamonds for forward delivery and $523,000 in convertible notes;

(2)	Operating activities generated net cash of $255,877;

(3)	We purchased $244,000 in vital mining equipment for Duas Barras allowing us to retire expensive monthly rentals;

3

(4)	We paid off and retired a $25,000 note from 2013;

(5)	We added a preeminent Brazilian mining lawyer who is also a licensed geologist to our Board of Directors;

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

Results of Operations

Quarter Ended March 31, 2014, Compared to Quarter Ended March 31, 2013

For the quarter ended March 31, 2014, we recorded a net loss of $394,412, or $0.01 per basic and diluted share, as compared to a net loss of $176,825, or $0.00 per basic and diluted share, for the quarter ended March 31, 2013.  The increase in our loss per share was primarily attributable to increased operating expenses. Brazil Minerals is much more robust and diverse operationally as of March 31, 2014 than a year earlier, and has more employees and consultants.

For the quarter ended March 31, 2014, we recognized revenue of $4,282, and allocated $525,000 as deferred revenue, compared to total revenue of $5,763 and no deferred revenue for the quarter ended March 31, 2013.  The change is attributable to operational progress at Duas Barras. Of significance to explain our ability to forward sell diamonds is that we obtained from the Brazilian federal authority the license to export rough and polished diamonds. Furthermore, we have located a highly experienced cutter and polisher to take selected rough diamonds from our production and provide us with polished diamonds, ready for sale to local jewelry chains or for export.

Liquidity and Capital Resources

As of March 31, 2014, our cash was $665,461 and our working capital was ($156,297). The negative working capital number is explainable by the fact that $500,000 were received in a pre-sale of diamonds for delivery until March 31, 2015, and this amount is accounted for as a liability until actual delivery of the diamonds occurs. However, in the unexpected eventuality of non-delivery of any portion of these diamonds, the Company would not have to return the cash, as it has pledged stock as collateral. As of March 31, 2014, we had accrued expenses of $223,333, and $516,733 in indebtedness for borrowed money, net of debt discount.

During the first quarter of 2014, we received an aggregate of $1,048,000 in gross proceeds as a result of various financings and pre-sales of polished diamonds. A description of such transactions is set forth in Item 1 of the 2013 10-K.

We believe there is sufficient capital to fund our operations for at least the next twelve months. However, we may need additional capital to fund the purchase price for future acquisitions or investments and may seek equity or debt financing for such purposes.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

4

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2014, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2014. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was not effective as of March 31, 2014 in certain respects as described below.

As of March 31, 2014 the Company had the following significant deficiencies in internal control over financial reporting. While Duas Barras, the source of all of the Company’s revenues and the vast majority of its transactions, did have adequate segregation of accounting functions, there was less segregation elsewhere. The condition of the Company’s accounting records and journal entries, most of which were kept not in English, but in Portuguese by Brazilian-based accountants, makes it difficult for an auditor to determine that all activity has been properly recorded. Additionally, during 2013, the Company performed an analysis of its inventory only at year end.

5

Management believes that these significant deficiencies set forth above did not have a material effect on our financial results. However, in an effort to remediate them and to enhance our internal controls, we plan to initiate the following series of measures: We will seek to identify and hire accountants that are bilingual in English and Portuguese, versed in both US GAAP and Brazil’s International Financial Reporting Standards (IFRS), and experienced in making the necessary transformations between IFRS to GAAP. We will also perform an analysis of the fair value of our inventory on a regular basis.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2014 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2014, we received proceeds of $25,000 from an investment by Black Mountain Equities in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2014. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of our common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note. The note is not secured by any collateral. The note was issued pursuant to an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) Inc .afforded by Section 4(a)(2) of the Securities Act.

On March 31, 2014, we received net proceeds of $54,000, after compensation paid to a broker-dealer, from an investment by Group 10 Holdings LLC in exchange for an unsecured convertible promissory note in the principal amount of $63,000. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by March 31, 2015. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.11 or (b) 60% of the lowest closing price of our common stock during the twenty trading days prior to the maturity date or the date that a notice of conversion is given by the holder. The note is not secured by any collateral. The note was issued pursuant to an exemption from the registration provisions of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 6.   EXHIBITS

(a)	Exhibits

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 –	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

6

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: May 20, 2014	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

7