Form 10-Q/A
period 2014-03-31
Brazil Minerals, Inc.
filed 2014-06-03
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2014 the registrant had 88,562,101 shares of common stock, par value $.001 per share, issued and outstanding.

EXPLANATORY NOTE

Brazil Minerals, Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 20, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T. In addition, this amendment separates the line item “Stock-based compensation" into two individual line items – “Stock based compensation” and “Stock issued for services”, and revises the Controls and Procedures section.

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. The Amendment continues to speak as of the date of the Original Filing, and we have not updated the filing to reflect events occurring subsequently to the Original Filing date, other than those associated with the amendment of the Company's unaudited financial statements. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013

REVENUES	$4,282	$5,763

COST OF GOODS SOLD
Production expenses	1,341	-
Mining tax	-
TOTAL COST OF GOODS SOLD	1,341	-
GROSS PROFIT	2,941	-

OPERATING EXPENSES
Professional fees	161,779	22,000
General and administrative expenses	70,943	20,600
Compensation and related costs	17,600	47,817
Stock based compensation	123,402	-
Management fee	-	92,063
Depreciation	108	108
TOTAL OPERATING EXPENSES	373,832	182,588

LOSS FROM OPERATIONS	(370,891)	(176,825)

OTHER (INCOME) EXPENSES
Amortization of debt discount	28,306	-
(Gain) loss on change in fair market value of derivative liability	(11,832)	-
Interest expense	11,545	-
Interest income	(86)	-
TOTAL OTHER (INCOME) EXPENSES	27,933	-

LOSS BEFORE NON-CONTROLLING INTEREST	(398,824)	(176,825)

NON-CONTROLLING INTEREST	(4,412)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(394,412)	(176,825)

PROVISION FOR CORPORATE INCOME TAXES	-	-

NET LOSS	$(394,412)	$(176,825)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	75,910,370	69,963,434

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

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(394,412)	$(176,825)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) in Operating Activities:
Non-controlling interest in income of subsidiary	(4,412)	-
Stock based compensation	123,402	-
Stock issued for services	112,956	-
(Gain) loss on change in fair market value of derivative liability	(11,832)	-
Amortization of debt discount	28,306
Depreciation	108	108
Change in assets and liabilities:
(Increase) in taxes recoverable	(8,910)	-
Decrease in loan receivable-related party	6,216	500
(Increase) in accounts receivable	(4,283)	-
(Increase) in deposits	(73,357)
(Increase) in inventory	(94,712)	-
Increase (decrease) in accrued expenses and accounts payable	51,807	(48,512)
Increase in deferred revenue	525,000	-
Net Cash Provided (Used) in Operating Activities	255,877	(224,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(245,579)	(1,300)
Increase in intangible assets	(21,882)	-
Net Cash Used in Investing Activities	(267,461)	(1,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	529,000	-
Repayment of note payable	(25,000)	-
Net Cash Provided by Financing Activities	504,000	-

Effect of exchange rate changes on cash	68,260	-

Net Increase (decrease) in Cash and Cash Equivalents	560,676	(226,029)

Cash and equivalents, beginning of period	104,785	863,189

Cash and equivalents, end of period	$665,461	$637,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$0	$800,000
Share options issued as prepaid expense	$93,280	$0

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718. The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company’s stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. The Company expensed $123,402 and $Nil in stock based compensation to employees, consultants, directors, and advisors during the periods ended March 31, 2014 and 2013, respectively.

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

On March 31, 2014, the Company issued and sold a convertible promissory note in the amount of $ 63,000, bearing interest at 10% per annum and due on March 31, 2015. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 60% of the average weighted share price in the 20 days before the conversion date. On issuance, an original issue discount of $ 3,000 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $55,251. The derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.10), expected dividend yield of 0%, expected volatility of 93.50%, risk-free interest rate of 0.12%, and expected term of 1.00 year.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office in Pasadena, California, and has had use of offices in Belo Horizonte and São Paulo , Brazil, through an agreement with an affiliate. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements , except as noted below.

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

As of March 31, 2014 the Company had the following significant deficiencies in internal control over financial reporting. While Duas Barras, the source of all of the Company’s revenues and the vast majority of its transactions, did have adequate segregation of accounting functions, there was less segregation elsewhere due to the Company’s small size. The Company has no dedicated internal accounting staff and relies on outsourced accountants in both Brazil, where the majority of its operations are located, as well as in North America. Additionally, during 2013, the Company performed an analysis of its inventory only at year end.

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

PART II OTHER INFORMATION

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2014, we received proceeds of $25,000 from an investment by Black Mountain Equities in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2014. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of our common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note. The note is not secured by any collateral. The note was issued pursuant to an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) Inc. .afforded by Section 4(a)(2) of the Securities Act.

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

Item 6.     EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

6

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: June 3, 2014	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

7