Form 10-K/A
period 2013-12-31
Brazil Minerals, Inc.
filed 2014-07-01
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

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

 EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K of Brazil Minerals, Inc. for the fiscal year ended December 31, 2013 that we filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014 to revise certain disclosures pursuant to a comment letter we received from the SEC in connection with our filing of the Registration Statement on Form 10 with the SEC on April 29, 2014.

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

PART I

ITEM 1. BUSINESS

Overview

Brazil Minerals, Inc. (OTCQB: BMIX) (the "Company", "BMIX", “we”, “us”, or “our”) is a U.S. holding company with investments in Brazil. The primary business of BMIX is to acquire ownership positions in producing mining companies in Brazil. The secondary business of BMIX is to engage in the creation of new companies in Brazil with mineral properties for exploration and development.

In 2013, our consolidated revenues were generated from the sale of rough diamonds and gold by one of the companies in which we had invested. Starting in 2014, our consolidated revenues derived from such subsidiary include sales of polished diamonds as well as rough diamonds and gold.

General Development of our Business

We were incorporated under the laws of the State of Nevada under the name of Flux Technologies, Corp. on December 15, 2011. From inception until December 2012, the Company’s operations were limited to the development of a business plan, the completion of sales of our common stock, discussion with potential customers, and the signing and performance of a service agreement with one company.

Immediately after the transactions discussed below, the Company discontinued its 3D animation services business and entered its current business of investment in mining companies and mineral assets in Brazil.

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

On December 19, 2012, the Company consummated Subscription Agreements with 37 investors pursuant to which the Company issued and sold to these investors for $33.333 per share an aggregate of 60,002 shares of the Company’s Common Stock for an aggregate purchase price of $2,000,006.66. Such Common Stock was issued in accordance with an exemption from the registration requirements of the Securities Act of 1933 as amended (the “Securities Act”), under Section 4(2) of the Securities Act by virtue of compliance with the provisions of Regulation D under the Securities Act.

As contemplated by the Subscription Agreements, on December 18, 2012, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a class of “blank check” preferred stock and filed a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. One share of Series A Convertible Preferred Stock (“Series A Stock”) was designated and issued by the previous management of the Company for $1.00 to Marc Fogassa, who was elected on such date as a director and as the Chief Executive Officer of the Company. The Certificate of Designations of the Series A Stock, among other things, provides that, for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Common Stock, and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

In connection with the Acquisition Agreement, the Company entered into and consummated a Contribution Agreement with Brazil Mining (the “Contribution Agreement”) pursuant to which Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, the mineral exploration rights on a mining claim with approximately 24,700 acres located in the municipality of Borba, State of Amazonas, Brazil. Brazil Mining also entered into an Option Agreement with the Company pursuant to which Brazil Mining granted to the Company an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining would actually receive in respect of Brazil Mining’s then anticipated acquisition of a 55% equity interest in a Brazilian entity (the “Option Agreement”). Pursuant to the Contribution Agreement, the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company’s Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012 including issuances of stock and warrants to the placement agent on a fully diluted basis. On January 2, 2013, the Company exercised the option granted to the Company pursuant to the Option Agreement.

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

On March 23, 2013, the Company and Brazil Mining entered into, and on April 30, 2013 consummated, an Exchange Agreement (the “Exchange Agreement”) pursuant to which Brazil Mining sold to a 99.99% owned Brazilian subsidiary of the Company (“BMIXP”), the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in Brazil Mining’s 55% equity interest in Mineração Duas Barras Ltda., a Brazilian company (“MDB”) in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock.

As discussed in further detail throughout this report, some further significant developments to our business during 2013 were as follows:

(1)	Our revenues increased to $791,780, compared with zero during 2012;

(2)	We obtained from the Brazilian federal authority the license to export MDB’s production;

(3)	We decided to verticalize our business model and enter the business of cutting and polishing a small part of MDB’s diamond production;

(4)	We graded and certified at the Gemological Institute of America (GIA) our first lot of polished diamonds from MDB’s production which were exported from Brazil to the U.S.;

(5)	We confirmed the geochemical occurrence of gold and copper in our property in the state of Amazonas in Brazil;

(6)	We raised $100,000 through the private placement of securities to two accredited investors.

Subsequent to the end of our fiscal year 2013, and through March 31, 2014, the following significant developments have occurred:

(1)	We received $1,048,000 in cash without the outright sale of any of our stock; this cash consisted of $525,000 in revenues from sales of polished diamonds for forward delivery and $523,000 in convertible notes;

(2)	We paid off and retired $25,000 in principal from a 2013 convertible note;

(3)	We added a preeminent Brazilian mining lawyer who is also a licensed geologist to our Board of Directors;

(4)	As of March 31, 2014, we had 2,754 stockholders of record of our common stock.

Emerging Growth Company Status

We may be deemed to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period.

Certain Definitions

As used herein, the following terms have the meanings indicated:

Gemological Institute of America (GIA) : The Gemological Institute of America, or GIA, is a nonprofit institute dedicated to research and education in the field of gemology and the jewelry arts. Founded in 1931, GIA's mission is to protect all buyers and sellers of gemstones by setting and maintaining the standards used to evaluate gemstone quality. In 1953 the GIA developed its International Diamond Grading System and the Four Cs (cut, clarity, color, and carat weight) as a standard to compare and evaluate the quality of diamonds. GIA is headquartered in Carlsbad, California and operates out of 14 countries, with 12 campuses, seven laboratories and four research centers worldwide. We have had MDB’s polished diamonds graded at GIA’s Carlsbad laboratory.

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

2013 Significant Developments

Mineração Duas Barras Ltda.

On March 23, 2013, we entered into an agreement with Brazil Mining, Inc. (“BMI”) pursuant to which we acquired, through a subsidiary, BMI’s 55% interest in MDB for $660,000 in consideration.

Export License

In July 2013, we obtained the necessary license from the Brazilian federal regulator (Siscomex) allowing the export of rough and polished diamonds as well as gold from MDB.

Verticalization of Our Business Model

During the third quarter of 2013, we began to cut and polish a small percentage of the rough diamonds produced from MDB. We have utilized a cutting and polishing center in Brazil, managed by a very experienced master diamond cutter and polisher with over 30 years of experience.

Exporting and Grading MDB’s Polished Diamonds

In November 2013, MDB exported some polished diamonds to the U.S. These diamonds were subsequently taken to the Gemological Institute of America (“GIA”) for grading and certification. Because MDB’s diamonds are not subject to post-extraction treatment, 100 percent of them were accepted for grading and certification by the GIA.

Confirming Gold and Copper in Our Property in the State of Amazonas (Borba Project)

In 2013, we confirmed by a visit of a geologist to the site for inspection and geochemical testing that our project in the municipality of Borba, state of Amazonas, in Brazil, contains gold and copper.

2013 Financings

On September 30, 2013, we received in investment of $100,000 in total from two accredited investors, one a trust for the benefit of two persons and the other, an individual. We sold such investors a total of four investment units, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019.

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

Financings

On January 7, 2014, we received $244,000 in investment from the Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001 (the “Trust”) in exchange for a senior secured convertible promissory note in the principal amount of $244,000 and warrants to purchase an aggregate of 488,000 shares of our common stock through December 26, 2018 issued to a designee of the Trust. The notes bear interest at 12% per annum and may be converted into common stock at $0.125 per share, a premium of 42% above our stock price at the time the transaction was entered into. The exercise price of the warrants is $0.125 per share (subject to adjustment upon the occurrence of certain events), a premium of 79% above our stock price at the time. Interest on the note is payable on September 30, 2014 and on March 31, 2015, the maturity date of the note. The note is secured by certain capital equipment purchased by us with the proceeds received; this equipment is now being used in MDB and is comprised of an excavator, a bulldozer, a truck, a portable motor and generator, among other items. Besides this capital equipment, the note is secured by our pledge of common stock having a value of 200% of the outstanding principal and accrued interest of the note. The note is repaid by depositing $20,000 monthly to a sinking fund. As of April 3, 2014, we had deposited $40,000 into the sinking fund, and our sinking fund obligation was current; this amount deposited has been requested by us to be applied to satisfaction of principal and interest of the note; the holder of the note has 60 days following a deposit into the sinking fund to choose between accepting repayment or converting the amount deposited to our common stock.

On January 24, 2014, we received proceeds of $25,000 from an investment by Black Mountain Equities, Inc., an accredited investor, in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2014. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of our common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note. The note is not secured by any collateral.

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

On March 31, 2014, we received net proceeds of $54,000, after compensation paid to a broker-dealer, from an investment by Group 10 Holdings LLC, an accredited investor, in exchange for an unsecured convertible promissory note in the principal amount of $63,000. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by March 31, 2015. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.11 or (b) 60% of the lowest closing price of our common stock during the twenty trading days prior to the maturity date or the date that a notice of conversion is given by the holder. The note is not secured by any collateral.

Our Operational Information

The primary business of BMIX is to acquire ownership positions in producing mining companies in Brazil. The secondary business of BMIX is to engage in the creation of new companies in Brazil with mineral properties for exploration and development. For information concerning our initial investments and assets see Item 2. Properties, which is incorporated herein by reference.

In 2013, our consolidated revenues were derived almost exclusively from sales of diamonds and gold by MDB. MDB's revenues were approximately 69% from the sale of rough diamonds and 31% from the sale of gold. All of the buyers were Brazilian institutional buyers.

While our consolidated financial results are in part tied to the price of diamonds and gold, both commodities that are traded globally, the biggest factor by far in generating revenues and profits is MDB’s ability to effectively mine diamonds and gold. Alluvial mines, such as MDB’s, are not homogeneous: some mining fronts have very rich concentration of diamondiferous and auriferous gravel whereas others do not. Additionally, some areas have easy access, whereas others may be underwater, and thus require water removal prior to excavation. Our ability to choose the mining fronts to pursue and to provide the necessary equipment, fuel, and labor are a significant factor in our results.

Competition

Our main source of revenue is from sales of diamonds and gold produced by MDB. Diamond production is a difficult field to penetrate due to regulatory and limited availability of new resource areas.

Seasonality

MDB’s ability to mine diamonds and gold is highly seasonal. The rainy season in the northern area of the state of Minas Gerais, Brazil, lasts from December through April. We expect that during these months MDB’s revenues will be substantially lower than during other periods.

Regulation

The Brazilian mining industry is highly regulated. MDB’s operations in Brazil are in full compliance with federal, state, and municipal regulations.

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

Personnel

As of March 31, 2014, the number of employees and consultants working for us or for our subsidiaries was as following. MDB had 11 full-time employees and four consultants, all of them based in Brazil. BMIXP had three full-time employees and two consultants, all of them based in Brazil. BMIX had one full-time employee based in the U.S. Therefore, on a consolidated basis the Company had 15 employee in total, all of which are full-time employees. We also periodically retain consultants and independent contractors to provide services deemed useful to the operation of our business.

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

Our management believes that Brazil has a favorable mining environment for some of the following reasons:

- Brazil has a strong tradition in production and export of natural resources ;

- Brazil has a qualified work force for mining and ancillary services to support mining;

- Unlike other jurisdictions with defined time horizons, mining concessions in Brazil can be mined in perpetuity as lo ng as there is continued mining;

- Most of Brazil ’s vast territory has not been properly researched on a geological basis, and therefore opportunity exists for new mineralized areas to be identified; and

- Mineral rights are constitutionally guaranteed and the right to mine in general prevails over surface rights .

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil’s current mining environment may slow down or alter our business prospects.

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

Even though we have recently completed several transactions providing financing to us, we will likely require additional sources of funding to execute our business plan. We will need additional equity or debt financing beyond our existing cash to pursue our strategy, including the acquisition of additional investments in mining companies or to enter into strategic relationships with third parties to further study and/or develop mineral properties. Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us. Our failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from pursuing our acquisition strategy or from responding to changing business or economic conditions and could cause us to experience difficulty in withstanding adverse operating results.

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

Risks Related to Our Capital Stock

Our Series A Preferred Stock has the effect of concentrating voting control over us in Marc Fogassa, our Chairman and Chief Executive Officer.

As of March 31, 2014 one share of our Series A Preferred Stock was issued, outstanding and held by Marc Fogassa, our Chairman and Chief Executive Officer. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

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

The significant number of options and warrants and convertible debt securities outstanding may adversely affect the market price for our common stock.

As of March 31, 2014 options and warrants to purchase an aggregate of 5,512,560 shares of our common stock were outstanding. In addition, an aggregate of 5,055,584 shares of our common stock are issuable upon conversion of convertible notes and debentures we have issued. To the extent that outstanding options and warrants are exercised and convertible debt securities are converted into our common stock, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

As of March 31, 2014 in addition to shares of our common stock which are freely tradable, there were outstanding approximately 53 million shares of common stock, which were subject to restrictions on resale, but which may become eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. We have also registered 15,000,000 shares of our Common Stock that have been or may be issued under our 2013 Stock Incentive Plan. In addition, if holders of options and warrants choose to exercise their purchase rights and sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline. Such decline in the price of our common stock may also adversely affect our ability to raise additional capital or raise capital on terms acceptable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main assets are:

1)	55% ownership interest in MDB, a Brazilian company with diamond and gold revenues and a producing mine located in the state of Minas Gerais, Brazil; and

2)	100% ownership interest in mineral exploration rights for a gold and copper area in the state of Amazonas, Brazil.

These assets are described immediately below.

1.	Mineração Duas Barras Ltda. (state of Minas Gerais, Brazil) – Diamonds and Gold

BMIX, through its 99.99%-owned subsidiary BMIX Participações Ltda. (“BMIXP”), owns title to 55% of the voting shares of Mineração Duas Barras Ltda. (“MDB”), a Brazilian company. A Brazilian resident owns the remaining 45% of MDB.

MDB owns a large alluvial diamond and gold processing and recovery plant, one mining concession (discussed below) and an additional mineral right (discussed below), each of which pertains to property located on the left margin of the Jequitinhonha River in the State of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold production; it has hosted alluvial production on all scales since the 18th century.

MDB’s plant, mining concession, and mineral right are all approximately one and half hour drive from Montes Claros, Brazil, a city of 400,000 people. The first hour of the drive is on asphalt roads followed by a half-hour on dirt roads. Montes Claros has the infrastructure needed by MDB and also benefits from having an airport with regular carrier service to large Brazilian cities, including São Paulo and Belo Horizonte. MDB has an office in Montes Claros staffed with a full-time regional manager.

Montes Claros is located 400 kilometers north of Belo Horizonte, the capital of the State of Minas Gerais. Belo Horizonte is the third largest city in Brazil, with a population over 2,500,000 people and two airports, including one with international flights. In Belo Horizonte, BMIXP has a fully staffed office with three full-time employees. From Belo Horizonte to Montes Claros, it takes one hour by regular carrier flight or five hours by car on asphalt roads.

Synopsis of Operations

Operationally, MDB has two teams: the exploration team and the production team. The exploration team works in open pits with one excavator and three to four trucks. The exploration team loads gravel and transports it to the patio area immediately adjacent to the processing and recovery plant. The production team works at the plant, processing the gravel and recovering rough diamonds and gold.

Mining Claims

MDB has title to both a mining concession and a mineral right, further described below. MDB does not own the land or surface rights atop these claims. In Brazil, the mineral right and the land (surface right) on top of it are commonly held by different owners. Brazilian law protects the rights of the owner of a mineral right to explore such claim, even when a surface owner is opposed to it.

a) MDB’s mining concession: “Concessão de Lavra” number 265 awarded to MDB by “Departamento Nacional de Produção Mineral”, the National Mining Department (“DNPM”) effective on August 25, 2006 with respect to DNPM process number 806.569/1977. This claim award was published in Brazil’s Official Federal Gazette.

“Concessão de Lavra” is the highest level of mining claim achievable in Brazil. MDB’s Concessão de Lavra” permits MDB to mine and sell its production of diamonds and gold. MDB’s mining concession covers an area of 170.89 hectares, or approximately 422 acres.

There are no liens or other encumbrances on MDB’s mining concession. The mining concession is a federal claim in Brazil, as DNPM is a Brazilian federal entity. This mining concession has no termination date; it is held in perpetuity by MDB and for as long as MDB is continually mining in this concession area, this claim will be in good standing. The claim can also be in good standing even if there is no continued mining, if MDB were to file with DNPM for a hiatus from mining; such requests are normally granted for periods of up to three years.

“Concessão de Lavra” requires no fees to be paid to maintain such claim. Therefore, MDB has no payments to maintain MDB’s mining concession.

Brazilian law guarantees the owner of the land on top of a mining concession the payment of a royalty of at least 0.1% of all revenues from the concession. However, most Brazilian mining companies negotiate with the landowner and pay a higher royalty rate as an incentive for greater cooperation. MDB has a contract that pays the landowner a 6% royalty rate on any sales, and management of MDB believes that MDB has enjoyed excellent cooperation from the landowner at all times.

MDB pays royalties to Brazil’s “Receita Federal” (the equivalent of the Internal Revenue Service in the U.S.) if and when it sells diamonds and gold. The royalty rates paid are fixed by federal decree and are 0.1% on diamond sales and 1% on gold sales.

MDB is not currently planning to perform any further exploratory research work in the area of its mining concession.

b) MDB’s mineral right: “Alvará de Pesquisa” with respect to DNPM process number 832.052/20006 initially awarded by DNMP on February 18, 2009, and renewed on November 13, 2013 for another two years. It covers an area of 397.42 hectares, or approximately 982 acres.

MDB intends to perform the necessary research to submit an application to upgrade this claim from “Alvará de Pesquisa” to “Concessão de Lavra”, and therefore obtain another mining concession for an open pit operation. MDB expects that the exploration research work needed to submit the necessary request to DNPM will involve drilling for diamonds in a defined sub-area of the mining claim. MDB expects that this work can be completed well ahead of the deadline of December 13, 2015. MDB projects that the total cost in performing the necessary exploratory research work and preparing all of the documents for submission to DNPM will be less than $100,000. MDB owns the drilling equipment and has workers with experience in using it, and therefore field labor and material costs will be reasonably contained. For this project, MDB has two qualified professionals, a licensed geologist and a licensed mining engineer with over 20 years of field experience in projects along the Jequitinhonha River valley.

If by December 13, 2015, MDB has not submitted the necessary research work to DNPM, and has not been granted a valid extension, it will lose this mining claim but it will not be subject to fines or penalties for not completing the research timely.

“Alvará de Pesquisa” requires payment of annual fees to DNPM. Currently the fees are R$3.06 (approximately $1.39) per hectare. Therefore, MDB pays approximately $550 per year to DNPM.

Processing and Recovery Plant

MDB’s diamond and gold processing plant was built in 2006-2007 by a Canadian company called Vaaldiam Resources, Ltd. (“Vaaldiam”), whose stock at that time traded on the Toronto Stock Exchange Venture Board. To the best of our knowledge, the diamond and gold processing plant at MDB is the largest such type of alluvial recovery plant in Latin America. The Company believes that the plant is in very good condition and MDB performs periodic maintenance and repairs on the plant to keep the plant in good condition.

Mineralization

Vaaldiam performed detailed geological studies in MDB’s mining concession leading to the publication of an NI 43-101 technical report in 2007, and an updated NI 43-101 technical report in 2008, as required by the rules of the Canadian securities administrator.Vaaldiam’s NI 43-101 report showed that in the areas drilled within MDB’s mining concession there were inferred and indicated resources totaling 432,000 carats of diamonds and 491 kilograms of gold (approximately 17,334 ounces of gold).

MDB has submitted its “Plano de Aproveitamento Econômico” (the “Feasibility Study”) to DNPM in accordance with the mining regulations of Brazil. In its Feasibility Study, approved by DNPM, MDB discloses under the heading “Dados da Reserva” (the “Reserve Data”) that it has reserves of 366,982 carats of diamonds and 412.855 kilograms of gold (approximately 14,563 ounces).

BMIX does not claim that the NI 43-101 technical report and/or MDB’s Feasibility Study are compliant with the SEC-sanctioned Industry Guide 7. Under the SEC’s Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term “resources.”

Source of Water and Power

The water used in MDB’s processing and recovery plant for diamonds and gold, and other installations, comes from lagoons that receive water from the Jequitinhonha River. There is no shortage of water and water is free to MDB.

The power used in MDB’s processing and recovery plant and other installations is provided by diesel generators. Normally, MDB purchases diesel on a weekly to bi-weekly schedule from two local competing distributors, both of which have storage tanks outside of MDB’s plant. There has been no shortage of fuel available for purchase. The Company believes that the existence of two suppliers ensures that competitive pricing and other terms will continue to be available to MDB.

Over the next one to two years, MDB’s intention is to work towards obtaining an industrial-strength electric line extension from the national electric grid, a pathway of approximately 27 kilometers. This would allow MDB to minimize, if not eliminate, any dependence on fossil fuels. To this extent, MDB has had meetings with CEMIG, the State of Minas Gerais electric utility company. Furthermore, MDB has obtained a detailed workplan by which the line extension could be built by a CEMIG authorized contractor in approximately four months and for under $800,000. CEMIG has indicated willingness to contribute 46% of such cost; other portions of this cost might be borne by farmers along the pathway which would be benefitting from electric energy for irrigation equipment use. These conversations are ongoing and at this time MDB has not finalized any commitments. Since energy costs are the largest component of expenses at MDB, and given that electric energy in Brazil is substantially less expensive than energy derived from fossil fuels on an equivalent basis, MDB believes that its cost of building the line extension would be recouped within two years or less.

Equipment at MDB

MDB has a large processing and recovery plant for alluvial diamonds and gold, considered by specialists to be the largest of such type in Latin America. The plant has a well-equipped spare parts and supply room. For mining, MDB has use of the following mechanized equipment which is owned by BMIXP: an excavator, a bulldozer, two trucks, a portable industrial-strength generator and pumps. MDB also leases from independent owners a mechanic shovel and another truck. For transportation of personnel and smaller items, MDB owns a car and a van.

Set forth below is a map of the State of Minas Gerais showing the location of BMIX’s office and plant.

2013 Production

In 2013 MDB produced diamonds with an aggregate weight of 3,994 carats and 212 ounces of gold. Gold is a byproduct of diamond production in alluvial operations along the Jequitinhonha River.

2.	Borba Project (state of Amazonas, Brazil)

The mineral claim for the Borba Project is “Autorização de Pesquisa” (research permit) with respect to DNPM process number 880.239/2009 initially awarded by DNMP on October 14, 2009, and renewed on December 4, 2012 for another three years. It covers an area of 9,999.11 hectares, or approximately 24,708 acres. The title to this mineral claim is held by BMIXP.

BMIXP is evaluating the potential of the Borba Project. One possibility is for BMIXP to perform the necessary research to submit an application to upgrade this claim from research permit to mining concession by the submission of a research report in accordance with DNPM standards before December 4, 2015. Another possibility is a transaction by which a partner develops or co-develops this project. No decision on this has been made yet.

If by December 4, 2015, BMIXP, or a partner on its behalf, has not submitted the necessary research work to DNPM, and has not been granted a valid extension, BMIXP will lose this mining claim, but it will not be subject to fines or penalties for not completing the research on a timely basis.

In 2013, BMIXP performed a preliminary geological surface assessment of this area and collected samples for geochemical analysis. These samples were analyzed at the SGS-Geosol laboratory in Belo Horizonte, Brazil. Further analytical work continues to date with a senior geologist in Brazil.

Set forth below is a map from DNPM delineating the Borba Project mineral rights area.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Current Stockholders

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock on OTCBB for each quarter since March 7, 2013. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to March 7, 2013 there were no quotations for our common stock.

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

Sales of Unregistered Securities

On September 30, 2013, we issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014.  The note payable can be converted into common shares at $0.125 per share, a premium of 25% above our common stock price at the time the transaction was entered into. The exercise price of the warrants is $0.15 per share, a premium of 50% above our common stock price at the time. The units were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being issued to two purchasers which acquired the units for investment. As of March 31, 2014, 25% of the notes had already been repaid, and the outstanding principal from the unpaid notes was $75,000.

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

Results of Operations

The Company was incorporated on December 15, 2011. It commenced operations on March 1, 2012. Until December 2012, the Company’s operations were limited to developing a business plan, completing sales of common stock, discussing offers by the Company of 3D animation services with potential customers, and the signing and performance of a service agreement with one company.

The Company changed its business model and management in December 2012, and simultaneously discontinued its 3D animation services business. From March 1, 2012 to December 31, 2012 (“FY2012”) we had zero revenues as compared to revenues of $791,780 in the period from January 1, 2013 to December 31, 2013 (“FY2013”). Essentially all of our revenues in FY2013 were derived from the consolidation of the revenues from MDB, a company in which we own a 55% ownership stake. All of the revenues of MDB in FY2013 were from sale of rough diamonds and gold mined at MDB.

Our consolidated cost of goods sold in FY2013, consisting almost entirely of production expenses, was $448,830 or approximately 56.7% of the Company’s total revenues. The Company’s gross profit in FY2013 was $342,950, or approximately 43.3% of total revenues. By comparison, the Company had no revenues, costs of goods sold or gross profit in FY2012.

The Company had an aggregate of $2,073,050 in operating expenses in FY2013 as compared to $152,655 in total operating expenses in FY2012. Exploration and production costs totaling $834,962 and stock based compensation totaling $504,897 comprised the majority of operating expenses in FY2013. No exploration and production costs or stock based compensation expense was incurred in FY2012.

General and administrative expenses increased from $3,885 in FY2012 to $326,908 in FY2013; compensation and related costs increased from $54,112 in FY2012 to $269,168 in FY2013; and professional fees increased from $94,658 in FY2012 to $114,044 in FY2013, in each case primarily as a result of the change in the Company’s business All of these changes were as a result of the growth of our business.

Primarily as a result of the $1,920,395 increase in total operating expenses, the Company’s net loss increased by $1,338,916, from $174,463 in FY2012 to $1,513,379 in FY2013.

Net cash used in operating activities increased from $111,101 in FY2012 to $851,294 in FY2013, primarily as a result of the $1,360,724 increase in net loss from continuing operations, which was partially offset by non-cash items such as $504,897 in stock based compensation and $350,830 in increased inventory in FY2013.

Net cash used in investing activities decreased from $800,000 on FY2012 to $3,413 in FY2013. In December 2012 the Company advanced $800,000 to BMI. This loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by the Company for a 20% share of the MDB diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in MDB.

Net cash provided by financing activities decreased from $1,752,802 in FY2012 to $323,003 in FY2013. In FY2012, the Company received net cash from continuing financing activities of $1,746,633 as compared to $323,003 in FY2013. In FY2012, the Company received net proceeds of $2,000,033 from a private placement of its common stock. In FY2013 the primary components of its net cash provided by continuing financing activities were capital contributions received from non-controlling interests ($165,500), proceeds from the sale of notes ($100,000) and cash acquired upon acquisition of a subsidiary ($56,914).

The effect of the foregoing changes in cash flows, as well as a $226,700 negative effect on cash in fiscal 2013 as a result of changes in exchange rates, was a net decrease of $758,404 during FY2013in cash and cash equivalents.

Liquidity and Capital Resources

At December 31, 2013, we had current assets of $340,332 compared to current liabilities of $238,602 for a current ratio of 1.43 to 1. This compares to current assets of $863,189 and current liabilities of $67,462 at December 31, 2012, resulting in a current ratio of approximately 12.8 to 1. The decrease in our current ratio was primarily attributable to a decrease in cash and cash equivalents which were used to fund operations and acquisitions of capital equipment in fiscal 2013

In 2013, our principal sources of liquidity were our revenues from the sale of diamonds and gold as well as cash remaining from the $2,000,033 gross proceeds of a private placement of our common stock from December 2012.

On September 30, 2013, we issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019.

As of December 31, 2013, our working capital was $101,730. As of December 31, 2013, we had accrued expenses and accounts payable of $171,526, and $67,076 in indebtedness for borrowed money.

During the first quarter of 2014, we received an aggregate of $1,048,000 in gross proceeds as a result of various financings and pre-sales of polished diamonds. A description of such transactions is set forth in Item 1 of this Annual Report.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for debt service, general and administrative expense costs and exploration costs for the foreseeable future.

Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of review. We may seek additional financing as necessary to fund such acquisitions and capital expenditures or for general corporate needs as necessary.

Please refer to our risk factors included in Part 1, Item 1A of this Annual Report for a discussion of certain risks that may impact the Company's liquidity and capital resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2013. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. As described below, material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 212 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses, our chief executive officer and chief financial officer has concluded that, as of December 31, 2013, the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level.

We intend to remedy the material weaknesses in our internal control over financial reporting and thereby make our disclosure controls and procedures effective by the actions described in Item 9A(b).

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

As of December 31, 2013, the Company had the following material weaknesses in internal control over financial reporting. While MDB, the source of substantially all of the Company’s consolidated revenues and the vast majority of its transactions, did have adequate segregation of accounting functions, there was less segregation elsewhere due to the Company’s small size. The Company has no dedicated internal accounting staff and relies on outsourced accountants in both Brazil, where the majority of its operations are located, as well as in North America.  As a result, financial information has sometimes not been accumulated and communicated to management, including our chief executive officer and chief financial officer, in a timely enough manner for decisions regarding our required disclosure to be made and financial statements to be prepared and delivered to our independent accountants for their audit or review to be conducted in a timely and efficient manner. Additionally, during 2013, the Company performed an analysis of its inventory only at year end.

Management believes that these material weaknesses set forth above did not have a material effect on our financial results. However, in an effort to remediate them and to enhance our internal controls, we plan to initiate the following series of measures: We will seek to identify and hire accountants that are bilingual in English and Portuguese, versed in both US GAAP and Brazil’s International Financial Reporting Standards (IFRS), and experienced in making the necessary transformations between IFRS to GAAP. We will also perform analysis of the fair value of our inventory on a regular basis.

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

Marc Fogassa

Marc Fogassa, age 47, has been a director and our Chairman and Chief Executive Officer since December 2012. He has over 15 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. In particular, in 1999 at age 32, he performed substantial due diligence, became an early venture investor in Achillion Pharmaceuticals, and joined its Board of Directors with a venture round he co-lead by investing $2 million at a post-investment valuation of $6 million; in 2006 this company had an IPO and uplisted to Nasdaq; its current valuation is $750 million. Mr. Fogassa has worked at Goldman Sachs & Co. (1997), Atlas Venture (1998-2000), and Axiom Ventures (2000-2005). He also worked as investment manager with Hedgefort Capital Management LLC from May 2005 to June 2012, and as an investment banker from November 2011 to January 2014 with Hunter Wise Financial Group, LLC). He has been Chairman and CEO of Brazil Mining, Inc. since March 2012. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega

Ambassador Roger Noriega, age 54, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States (“OAS”) from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of VisionAmericas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Ambassador Paul Durand

Ambassador Paul Durand, age 72, has been a director since 2012. He has had extensive experience in Latin America. From August 2001 to August 2006, Ambassador Durand was Canada’s Ambassador to the OAS. From August 2000 to July 2001 he was Canada’s Ambassador to Chile, and from August 1992 to August 1995 he was Canada’s Ambassador to Costa Rica, with concurrent accreditation to Honduras, Nicaragua, and Panama. For the past five years, Ambassador Durand has also personally provided consulting services to several businesses and organizations, including the University of Ottawa advising the executive student class on political and economic conditions in Brazil and Chile; the OAS on elections and a referendum in Chile; and Infinito Gold Inc. on negotiations with the government of Costa Rica regarding the development of a gold mine. He has a Bachelor of Arts degree in Political Economy from the University of Toronto, and has pursued further studies in International Relations and Economics at Northwestern University in Chicago and Carleton University in Ottawa. Ambassador Durand joined the Canadian government after working in international banking in Latin America (Colombia, El Salvador), the Caribbean (Bahamas) and the U.S. We appointed Ambassador Durand as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Luis Mauricio Ferraiuoli de Azevedo, Esq.

On January 7, 2014, our Board of Directors elected Luis Mauricio Ferraiuoli de Azevedo, Esq. as a director. Mr. Azevedo, age 50, is both a licensed lawyer and geologist with 25 years of business and mining experience in Brazil. Since October 1997 he has been the Managing Partner at FFA Legal, a legal firm he founded and based in Rio de Janeiro, Brazil, and which is focused solely on natural resources companies. Mr. Azevedo’s practice is highly active in mergers in acquisitions for companies owning mineral assets and/or operating mining enterprises in Brazil. His experience spans industrial minerals, diamonds, and precious metals, and he continually works in contact with the highest federal levels of all branches of government in Brazil. Prior to his election to our Board of Directors, Mr. Azevedo had served on our Board of Advisors since July 2013. Mr. Azevedo previously worked for Western Mining, Barrick Gold, and Harsco. He assembled land packages that resulted in five initial public offerings of Canadian companies in Brazil (Avanco, Avenue, Carnavale, Rio Verde, and Talon) since 2004. In addition to his directorship in our Board of Directors, he is currently on the Board of Directors of three mining companies: Avanco, Avenue, and Talon Metals. Mr. Azevedo received a Geology degree from UERJ - Universidade do Estado do Rio de Janeiro in 1986, a Law degree from Faculdade Integradas Cândido Mendes in 1992, and a Master of Law degree from PUC-Rio, Pontifícia Universidade Católica of Rio de Janeiro in 1995. We appointed Mr. Azevedo as a director because of his extensive experience in Brazilian geology, Brazilian mining law, mergers and acquisitions of mining companies in Brazil and his experience as a director in publicly traded companies listed in Canada.

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

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards	Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa	12/31/2012	-	$50,000	-		-	-	-	-	$50,000
	12/31/2013	$125,000	-	$210,234	(A)	-	-	-	-	$335,234

(A)	On November 30, 2013, the Board of Directors of the Company rescinded and cancelled a grant to Mr. Fogassa of options to purchase 2,000,000 shares of the Company’s Common Stock (which options had a value of $741,766 as of the date of grant of the option), and instead issued to him 2,000,000 shares with a deemed value of $180,000. The value of the options rescinded has been calculated in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of all assumptions made in the calculation of this amount. The value of the 2,000,000 shares issued to Mr. Fogassa is based on the closing price of the Company’s Common Stock of $.09 per share on November 29, 2013.

Employment Agreement with Marc Fogassa

Marc Fogassa was hired by the Company as the Company’s Chief Executive Officer, Chairman, Chief Financial Officer, Treasurer and Secretary under an Employment Agreement dated December 31, 2012 (the “Agreement”). Under the Agreement Mr. Fogassa receives a salary of $150,000 per annum. In addition, Mr. Fogassa is entitled to reimbursement of expenses incurred by him in the performance of his duties, a maximum allowable SEP IRA contribution, four weeks of paid vacation time, and the payment by the Company of certain insurance-related expenses. The agreement further provides that the Company shall pay to Mr. Fogassa severance in case of termination or change in control with demotion.

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

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Roger Noriega	-	85,407	85,407
Paul Durand	-	85,407	85,407
John Bell (2)	-	80,401	80,401

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2013 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of all assumptions made in the calculation of this amount.

(2)	Mr. Bell served as a director of the Company from April 23, 2013 to January 7, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of April 10, 2014 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Name and Address (1)	Office	Shares Beneficially Owned (2)		Percent of Class (3)
Common Stock
Marc Fogassa	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer	36,567,812	(4)	47.31%
Brazil Mining, Inc.	-	29,426,849		38.07%
Ambassador Paul Durand	Director	425,750	(5)	0.55%
Ambassador Roger Noriega	Director	419,125	(5)	0.54%
Luis Mauricio Ferraiuoli de Azevedo, Esq.	Director	5,000		0.01%
All executive officers and directors as a group (4 persons)		37,417,687	(4) (6)	48.41%

Series A Preferred Stock
Marc Fogassa	Director	1		100%
All executive officers and directors as a group (4 persons)		1		100%

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

(4) Includes 29,426,849 shares of our common stock owned by Brazil Mining, Inc. (“Brazil Mining”), a Delaware corporation of which Mr. Fogassa is a director and officer, shares owned by entities that could be deemed to be controlled by Mr. Fogassa or his immediate family, and options owned by Mr. Fogassa to purchase 79,999 shares of our common stock at $1.00 per share.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 1, 2013, the Company and Brazil Mining entered into an administrative services agreement under which Brazil Mining provided, at cost to us, personnel and facilities to carry out our business activities in Brazil. We paid Brazil Mining $228,463 pursuant to the agreement. This agreement was terminated in 2013 as we implemented our infrastructure in Brazil. During the period in which the agreement was in effect Brazil Mining owned a majority of the outstanding shares of our common stock, three of its directors were also directors of the Company and Marc Fogassa, our Chairman and Chief Executive Officer was also Chairman and Chief Executive Officer of Brazil Mining.

On December 19, 2012 the Company entered into and consummated a Contribution Agreement with Brazil Mining (the “Contribution Agreement”) pursuant to which Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, certain mineral exploration rights on an approximately 10,000 hectare property located in the municipality of Borba, State of Amazonas, Brazil. Brazil Mining also entered into an Option Agreement with the Company pursuant to which Brazil Mining granted to the Company an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining would actually receive in respect of Brazil Mining’s then anticipated acquisition of a 55% equity interest in a Brazilian entity (the “Option Agreement”). Pursuant to the Contribution Agreement, the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company’s Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012. On January 2, 2013, the Company exercised the option granted to the Company pursuant to the Option Agreement and acquired 20% of the diamond production due BMI from BMI’s 55% interest in MDB.

On March 23, 2013, our Board of Directors and the Board of Directors of BMI, each having obtained all necessary authority, celebrated an agreement pursuant to which our Brazilian subsidiary acquired Brazil Mining’s 55% interest in MDB for $660,000 in consideration.

Director Independence

We believe that each of Ambassador Roger Noriega, Ambassador Paul Durand, and Luis Mauricio Ferraiuoli de Azevedo, Esq. are “independent” as such term is defined by the NASDAQ Stock Market Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Silberstein Ungar, PLLC ("Silberstein"), our principal accountant, to us for the audit of our financial statements as of December 31, 2012 and as of December 31, 2013 were $16,000 and $21,500, respectively. In addition, Silberstein was paid an aggregate of $3,750 for its reviews of our quarterly financial statements during 2012 and an aggregate of $5,250 for its reviews of our quarterly financial statements during 2013. In 2013, Silberstein was also paid $12,000 for an audit of MDB from January 1, 2011 through December 31, 2012, and $1,500 for the review of a Form 8-K filing.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 13, 2014

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$104,785	$863,189
Taxes recoverable	43,224	-
Inventory	146,172	-
Deposits	5,501	-
Loan receivable-related party	40,650	-
Total Current Assets	340,332	863,189

Capital Assets
Property, plant & equipment, net of accumulated depreciation	430,074	-

Other Assets
Intangible assets	139,653	-
Loan receivable-related party	-	800,000

Total Assets	$910,059	$1,663,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$171,526	$67,362
Convertible notes payable, net of debt discount of $33,563	66,437	-
Loan from director	639	100
Total Liabilities	238,602	67,462

Stockholders’ Equity

Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 74,639,834 shares issued and outstanding (December 31, 2012- 69,963,434)	74,640	69,963
Additional paid-in-capital	38,629,290	37,370,516
Accumulated other comprehensive loss	(226,700)	-
Stock warrants	129,772	117,765
Deferred stock compensation	(69,611)	-
Non-controlling interest	409,962	-
Deficit accumulated during the development stage	(38,275,896)	(35,962,517)
Parent company shareholders equity	261,495	1,595,727
Non-controlling interest equity	409,962	-
Total Stockholders’ Equity	671,457	1,595,727

Total Liabilities and Stockholders’ Equity	$910,059	$1,663,189

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year ended December 31, 2013	Period from March 1, 2012 to December 31, 2012

REVENUES	$791,780	$-

COST OF GOODS SOLD
Production expenses	445,262	-
Mining tax	3,568
	448,830	-
GROSS PROFIT	342,950	-

OPERATING EXPENSES
Professional fees	114,044	94,658
General and administrative expenses	326,908	3,885
Compensation and related costs	269,168	54,112
Stock based compensation	504,897	-
Exploration and production costs	834,962	-
Interest on promissory notes	2,500	-
Amortization of debt discount	20,138	-
Depreciation	433	-
TOTAL OPERATING EXPENSES	2,073,050	152,655

INTEREST INCOME	470	-

LOSS FROM CONTINUING OPERATIONS	(1,729,630)	(152,655)

LOSS FROM DISCONTINUED OPERATIONS	-	(21,808)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,729,630)	(174,463)

PROVISION FOR CORPORATE INCOME TAXES	0	-

NET LOSS	(1,729,630)	(174,463)

LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(216,251)	-

LOSS ATTRIBUTABLE TO BRAZIL MINERALS, INC.	$(1,513,379)	$(174,463)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	71,072,232	122,907,180

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year Ended December 31, 2013	Period from March 1, 2012 to December 31, 2012

Net Loss	$(1,729,630)	$(174,463)

Foreign Currency Translation:
Change in cumulative translation adjustment	226,700	-
Income tax benefit (expense)	-	-
Total Comprehensive Net Loss	1,956,330	-
Total Comprehensive Net Loss attributable to Non Controlling Interest	318,266	-
Total Comprehensive Net Loss attributable to Brazil Minerals, Inc.	$1,638,064	$-

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF DECEMBER 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Common shares	Amount	Additional Paid in Capital	Stock Warrants	Non-controlling interest	Other comprehensive income	Deferred compensation	Deficit	Total Stockholders’ Equity
Balance, February 29, 2012	-	$-	129,332,040	$3,880	$18,320	$-	$-	$-	$-	$(4,712)	$17,488
Common shares voluntarily surrendered	-	-	(99,999,000)	(3,000)	3,000	-	-	-	-	-	-
Forgiveness of debt from prior director	-	-	-	-	6,169	-	-	-	-	-	6,169
Common shares issued for mining option and exploration rights	-	-	35,783,342	1,073	35,782,269	-	-	-	-	-	35,783,342
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	-	(35,783,342)	(35,783,342)
Preferred share issued	1	-	-	-	1	-	-	-	-	-	1
Common shares issued as share offering costs	-	-	2,847,005	85	2,846,920	-	-	-	-	-	2,847,005
Warrants issued as share offering costs	-	-	-	-	-	117,765	-	-	-	-	117,765
Common shares issued for cash	-	-	2,000,047	61	1,999,972	-	-	-	-	-	2,000,033
Share offering costs including cash, stock and warrants	-	-	-	-	(3,218,271)	-	-	-	-	-	(3,218,271)
Par value adjustment for stock split (33.333:1)	-	-	-	67,864	(67,864)	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	(174,463)	(174,463)

Balance, December 31, 2012	1	-	69,963,434	69,963	37,370,516	117,765	-	-	-	(35,962,517)	1,595,727

Shares issued for acquisition of subsidiary	-	-	1,000,000	1,000	659,000	-	-	-	-	-	660,000
Common shares issued for consulting	-	-	1,188,548	1,189	112,061	-	-	-	(69,611)	-	43,639
Common shares issued for mineral exploration costs	-	-	5,000	5	2,745	-	-	-	-	-	2,750
Shares issued for compensation-directors	-	-	50,000	50	4,450	-	-	-	-	-	4,500
Shares issued for compensation-officer	-	-	2,382,852	2,383	202,617	-	-	-	-	-	205,000
Shares issued in connection with note payable	-	-	50,000	50	5,450	-	-	-	-	-	5,500
Debt discount on issuance of convertible note	-	-	-	-	20,694	-	-	-	-	-	20,694
Warrants issued in connection with convertible note	-	-	-	-	-	12,007	-	-	-	-	12,007
Stock options-director and officer	-	-	-	-	993,523	-	-	-	-	-	993,523
Non-controlling interest on acquisition of subsidiary	-	-	-	-	-	-	466,063	-	-	-	460,663
Additional capital contributions by non-controlling interest	-	-	-	-	-	-	160,150	-	-	-	165,550
Cancellation of stock options-director	-	-	-	-	(741,766)	-	-	-	-	-	(741,766)
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	-	(800,000)	(800,000)
Non controlling interest							(216,251)				216,251
Net loss for the period	-	-	-	-	-	-		(226,700)	-	(1,513,379)	(1,956,330)

Balance, December 31, 2013	1	$-	74,639,834	$74,640	$38,629,290	$129,772	$409,962	$(226,700)	$(69,611)	$(38,275,896)	$671,457

 The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	For the year ended December 31, 2013	For the period from March 1, 2012 to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(1,513,379)	$(174,463)
Net loss from discontinuing operations	-	21,808
Net loss from continuing operations	(1,513,379)	(152,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest in income of subsidiary	(216,251)	-
Stock issued for mineral property option	2,749
Stock based compensation	504,897	-
Amortization of debt discount	20,138
Depreciation	433	-
Change in assets and liabilities:
(Increase) in taxes recoverable	(43,224)	-
(Increase) in loan receivable-related party	(40,650)
(Increase) in deposits	(5,501)
(Increase) in inventory	350,830	-
Increase in accrued expenses and accounts payable	88,664	66,112
Net Cash Provided (Used) by Continuing Operating Activities	(851,294)	(86,543)
Net Cash Used in Discontinued Operations	-	(24,558)
Net Cash Provided (Used) in Operating Activities	(851,294)	(111,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(3,413)	-
Advances to related party	-	(800,000)
Net Cash Used in Investing Activities	(3,413)	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	539	100
Net proceeds from sale of common stock	-	2,000,033
Cash paid for share offering costs	-	(253,500)
Cash acquired on acquisition of subsidiary	56,914	-
Capital contributions received from non-controlling interests	165,550	-
Proceeds from note payable	100,000	-
Net Cash Provided by Continuing Financing Activities	323,003	1,746,633
Net Cash Provided by Discontinued Financing Activities	-	6,169
Net Cash Provided by Financing Activities	323,003	1,752,802

Effect of exchange rate changes on cash	(226,700)

Net Increase (decrease) in Cash and Cash Equivalents	(758,404)	841,701

Cash and equivalents, beginning of period	863,189	21,488

Cash and equivalents, end of period	$104,785	$863,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$800,000	$0
Shares issued for acquisition of 55% of subsidiary	$660,000	$35,783,342
Debt discount on convertible notes	$32,701	$0
Stock and warrants issued as share offering costs	$0	$2,923,345
Forgiveness of shareholder debt recorded as contributed capital	$0	$6,169
Stock options issued with convertible notes	$5,500	$0

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

Principles of Consolidation

These financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. (“BMIXP”), which owns 55% of Mineração Duas Barras Ltda. (“MDB”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenues from diamond sales when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

The Company recognizes revenues from gold sales when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY AND OPTION EXERCISE

In 2012, the Company issued a loan receivable to BMI for $800,000. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by the Company for a 20% share of the MDB diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in MDB.

NOTE 3 –ACQUISITION OF MDB INTEREST

On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to BMIXP the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI’s interest in MDB in exchange for the issuance to BMI of 1,000,000 shares of the Company’s common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013, the date that the agreement was entered into. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option as discussed in Note 2. The net assets of MDB at the date of the acquisition of the 55% equity interest in MDB were $1,035,695. The acquisition was accounted for using the purchase method. As a result of the transaction, non-controlling interest of $460,663 was recognized in the financial statements.

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

On April 30, 2013, the Company issued 1,000,000 shares of common stock to BMI pursuant to an agreement to purchase BMI’s equity interest in MDB. The shares were valued at $660,000, the fair market value of the shares on the date the agreement was entered into.

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

In December 2012, pursuant to an option purchase agreement between the Company and BMI, the Company advanced $800,000. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in MDB. On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to BMIXP the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI’s interest in MDB in exchange for the issuance to BMI of 1,000,000 shares of the Company’s common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013, the date that the agreement was entered into. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option. See Note 3.

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

On January 7, 2014, the Company received $244,000 in exchange for a senior secured convertible promissory note in the principal amount of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company’s common stock through December 26, 2018. The notes bear interest at 12% per annum and may be converted into common stock at $0.125 per share, a premium of 42% above the stock price at the time the transaction was entered into. The exercise price of the warrants is $0.125 per share (subject to adjustment upon the occurrence of certain events), a premium of 79% above the stock price at the time. Interest on the note is payable on September 30, 2014 and on March 31, 2015, the maturity date of the note. The note is secured by certain capital equipment purchased by us with the proceeds received. This equipment is now being used in MDB and is comprised of an excavator, a bulldozer, a truck, a portable motor and generator, and other items. Besides this capital equipment, the note is secured by a pledge of common stock the Company having a value of 200% of the outstanding principal and accrued interest of the note. The note is repaid by depositing $20,000 monthly to a sinking fund. As of April 3, 2014, the Company had deposited $40,000 into the sinking fund, and the Company’s sinking fund obligation was current.

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: June 30, 2014		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa
Marc Fogassa	Chief Executive Officer	June 30, 2014
and Director; Chief Financial Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	June 30, 2014
Roger Noriega

/s/ Paul Durand	Director	June 30, 2014
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	June 30, 2014
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit Number	Description
2.1	Exchange Agreement dated as of March 23, 2013 between the Company and Brazil Mining. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2013.
3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012 (the “S-1”).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012 (the “December 2012 8-K”).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.2 to the December 2012 8-K.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013 (the “January 2013 8-K”).
3.5	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 24, 2013. Incorporated by reference to Exhibit 3.2 to the January 2013 8-K.
3.6	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
4.1	Senior Secured Convertible Promissory Note of the Company dated September 30, 2013 in the principal amount of $75,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001.*
4.2	Stock Purchase Warrant to purchase 150,000 Shares of the Company’s Common Stock Issued to Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001 on September 30, 2013.*
4.3	Stock Purchase Warrant to purchase 50,000 Shares of the Company’s Common Stock Issued to Michael Dimeo on September 30, 2013.*
4.4	Senior Secured Convertible Promissory Note of the Company dated January 8, 2014 in the principal amount of $244,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001.*
4.5	Convertible Promissory Note of the Company dated February 21, 2014 in the principal amount of $222,500 to the order of St George Investments, LLC.*
4.6	Option to Purchase 1,500,000 shares of the Company’s Common Stock Issued to the Nazari & Associates International Group, Inc. Defined Benefit Pension Plan on March 4, 2014.*
4.7	Option to Purchase 1,500,000 shares of the Company’s Common Stock Issued to the Suter Family Trust u/t/a April 12, 2002, as amended and restated on March 4, 2014.*

4.8	Warrant to Purchase 488,000 Shares of the Company’s Common Stock Issued to Una Hannah, LP on January 8, 2014.*
4.9	Convertible Debenture of the Company dated March 28, 2014 in the principal amount of $63,000 to the order of Group 10 Holdings LLC.*
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc.*
10.5	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the 2012 10-K.
10.6	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.
10.7	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC.*
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T.*

*Filed herewith