Form 10-K/A
period 2013-12-31
Brazil Minerals, Inc.
filed 2014-07-30
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

 EXPLANATORY NOTE

On April 15, 2014 we filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and on July 1, 2014 we filed with the SEC an Amendment No. 1 thereto to revise certain disclosures pursuant to a comment letter we received from the SEC regarding the Form 10-K and a Registration Statement on Form 10 we filed on April 29, 2014. We are filing this Amendment No. 2 to the Form 10-K to further revise certain disclosures pursuant to a comment letter we received from the SEC regarding Amendment No. 1 to the Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Brazil Minerals, Inc. (OTCQB: BMIX) (the "Company", "BMIX", “we”, “us”, or “our”) is a U.S. holding company with investments in Brazil. The primary business of BMIX is to acquire ownership positions in producing mining companies in Brazil. Currently, Mineração Duas Barras Ltda. (“MDB”), a Brazilian company, is the only producing mining company in which we have an ownership interest. The secondary business of BMIX is to engage in the creation of new companies in Brazil with mineral properties for exploration and development.

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

On March 23, 2013, the Company and Brazil Mining entered into, and on April 30, 2013 consummated, an Exchange Agreement (the “Exchange Agreement”) pursuant to which Brazil Mining sold to a 99.99% owned Brazilian subsidiary of the Company (“BMIXP”), the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in Brazil Mining’s 55% equity interest in MDB in exchange for the issuance to Brazil Mining of 1,000,000 shares of the Company’s Common Stock.

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

In 2013, our consolidated revenues were derived almost exclusively from sales of diamonds and gold by MDB. MDB's revenues were approximately 69% from the sale of rough and polished diamonds and 31% from the sale of gold. All of the buyers were Brazilian institutional buyers.

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

Competition

Our main source of revenue is from sales of diamonds and gold produced by MDB. Diamond production is a difficult field to penetrate due to regulatory and limited availability of new resource areas. However, the market for rough and polished diamonds as well as gold is very large and the Company has been able to sell and believes for the foreseeable future it will continue to be able to sell with ease at satisfactory prices, all of the diamonds and gold produced by MDB. The Company does not depend on any one or a few customers to purchase its diamonds and gold.

Markets and Distribution

The polished diamonds from MDB are either sold to jewelry chains in Brazil or exported to the U.S. Upon arrival in the U.S., these polished diamonds are normally graded and certified by the GIA before being sold to private individuals. The market for polished diamonds is very large, and the Company has received multiple inquiries from prospective buyers of all types. Rough diamonds and gold produced by MDB are normally sold to Brazilian companies that are subsidiaries of diamond companies headquartered in Belgium and India. The market for rough diamonds is similarly very large, and the Company has received a large number of inquiries from prospective buyers of all types.

Seasonality

MDB’s ability to mine diamonds and gold is highly seasonal. The rainy season in the northern area of the state of Minas Gerais, Brazil, lasts from December through April. We expect that during these months MDB’s revenues will be substantially lower than during other periods.

Regulation

General

The Brazilian mining industry is highly regulated. MDB’s operations in Brazil are in full compliance with federal, state, and municipal regulations.

Export Regulation

The export of rough diamond from Brazil complies with the United Nations Kimberley Process certification system of which Brazil is a signatory country. This system was implemented by a large number of member countries of the United Nations to marginalize and prevent entrance to the diamond marketplace of those gems produced in areas where human exploitation and other specific illicit activities exist. To the knowledge of the Company Brazil was never a jurisdiction that had any issues of this type.

The implementation of the Kimberley Process certification system in Brazil was established with the passage of Federal Law 10743 in 2003. The regulations surrounding the issuance of the Certificate of the Kimberley Process were achieved by the Ordinance 192 of 2007 from Departamento Nacional de Produção Mineral (“DNPM”), the Brazilian national mining department). According to the current DNPM regulations, every diamond producer diamond must register itself in the- Cadastro Nacional do Comércio de Diamantes (“CNCD”), the National Registry of Diamond Commercialization, and update the information on the CNCD online periodically. Every semester, DNPM visits and inspects the diamond producing property and verifies the information contained in the CNCD. For a diamond producer that is in compliance with the CNCD, the issuance of a Kimberley Process certificate by the DNPM with respect to each lot for export usually takes two weeks. As part of the Kimberley Process certification, the exact lot of rough diamonds to be exported is sealed at DNPM, and receives the necessary paperwork needed for export.

The procedure for the export of polished diamonds, gold and other commodities is regulated by Receita Federal, the equivalent of the Internal Revenue Service in Brazil. The exporter must obtain a license to export via SISCOMEX - Sistema Integrado de Comércio Exterior, or Integrated Foreign Trade System, MDB obtained the SISCOMEX authorization in July 2013. As part of the SISCOMEX procedures, when MDB exports polished diamonds, it must bring them to an office of Receita Federal in Brazil where the polished diamonds are weighed and sealed. The sealed container can be exported or carried through ports of exit of Brazil.

Environmental Regulation and Compliance

Compliance with environmental laws in Brazil is overseen by state-level government agencies. In Minas Gerais, the Brazilian state where MDB is located, the duties of the environmental licensing are exercised by Conselho Estadual de Política Ambiental (“COPAM”, State Environmental Policy Council) of the Secretaria do Meio Ambiente (“SEMAD”, Environmental Secretariat).

Each region of the state of Minas Gerais has an office of the Superintendência Regional de Meio Ambiente e Desenvolvimento Sustentável (“SUPRAM”, Environment and Sustainable Development Regional District). SUPRAM, following guidelines from SEMAD, coordinates the implementation of activities related to environmental compliance of mining projects. A project that is compliance receives a Licença de Operação (Operational License).

MDB has an Operational License from SUPRAM. Furthermore, the Company believes that MDB and the local office of SUPRAM in Montes Claros enjoy an excellent professional relationship and MDB continuously relies on SUPRAMS’s advice for best practices. In 2013, several additional requests and suggestions from SUPRAM for further enhancements at MDB were carried out, with costs at less than $10,000, and included an archaeological report (which indicated no archaeological findings), septic tank installation, and new plant and property placards.

Surface disturbance from open pit mining at MDB is in full compliance with its mining plan. MDB regularly recuperates areas that have been exploited. The current environmental regulations state that after all mining has ceased at MDB (however long that may take), there would still be five years of available time for any necessary recuperation to be performed.

The separation process for diamonds and gold at MDB does not use any chemical products. Tests are conducted regularly and there are no records of groundwater contamination.

Exploration

MDB

BMIX currently has no plans to conduct exploration work on the MDB mining concession, which is in production.

Borba Project

In 2013, a subsidiary of BMIX performed a preliminary geological surface assessment of an area within its exploration rights to the Borba Project (discussed in Item 2. Properties) and collected samples for geochemical analysis. These samples were analyzed at the SGS-Geosol laboratory in Belo Horizonte, Brazil.

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

- Brazil has a strong tradition in production and export of natural resources;

- Brazil has a qualified work force for mining and ancillary services to support mining;

- Unlike other jurisdictions with defined time horizons, mining concessions in Brazil can be mined in perpetuity as long as there is continued mining;

- Most of Brazil’s vast territory has not been properly researched on a geological basis, and therefore opportunity exists for new mineralized areas to be identified; and

- Mineral rights are constitutionally guaranteed and the right to mine in general prevails over surface rights.

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil’s current mining environment may slow down or alter our business prospects.

We do not have any reserves compliant with SEC Industry Guide 7.

Vaaldiam Resources, Ltd. (“Vaaldiam”), a company which formally owned the mining concession which our indirect subsidiary, Mineração Duas Barras Ltda. (“MDB”) now owns, performed geological studies in MDB’s mining concession leading to the publication of an NI 43-101 technical report in 2007, and an updated NI 43-101 technical report in 2008, as required by the rules of the Canadian securities administrator. These reports differ from the standards generally permitted in reports filed with the SEC. Investors should be aware that we have no “reserves” as defined by SEC Industry Guide 7 and much or all of our potential target mineral resources may never be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” The reports contain estimates based on our inferred resources. However, in accordance with both Canadian statutes and NI 43-101, estimates of inferred mineral resources cannot form the basis of a feasibility study.

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

1.	Mineração Duas Barras Ltda. (state of Minas Gerais, Brazil) – Diamonds and Gold

BMIX, through its 99.99%-owned subsidiary BMIX Participações Ltda. (“BMIXP”), owns title to 55% of the voting shares of Mineração Duas Barras Ltda. (“MDB”), a Brazilian company. MDB is the only producing mining company in which the Company has an ownership interest. A Brazilian resident owns the remaining 45% of MDB.

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

Synopsis of Operations

MDB believes that there is no need to, and has no current plans to, conduct further exploration work on its mining concession. Rather, MDB is concentrating all of its activities on production.

Operationally, MDB has two teams: the transit team and the processing team. The transit team works in open pits with one excavator and three to four trucks. The exploration team loads gravel and transports it to the patio area immediately adjacent to the processing and recovery plant. The processing team works at the plant, processing the gravel and recovering rough diamonds and gold.

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

Mineralization

Vaaldiam performed detailed geological studies in MDB’s mining concession leading to the publication of an NI 43-101 technical report in 2007, and an updated NI 43-101 technical report in 2008, as required by the rules of the Canadian securities administrator. The technical report from 2008 shows mineralized materials amounting to 1,639,200 cubic meters with the following concentrations for diamonds and gold: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter.

Furthermore, MDB has submitted its “Plano de Aproveitamento Econômico” (the “Feasibility Study”), a bankable feasibility study, to DNPM in accordance with the mining regulations of Brazil.

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

The power used in MDB’s processing and recovery plant and other installations, is provided by diesel generators. Normally, MDB purchases diesel on a weekly to bi-weekly schedule from two local competing distributors, both of which have storage tanks outside of MDB’s plant. There has been no shortage of fuel available for purchase. The Company believes that the existence of two suppliers ensures that competitive pricing and other terms will continue to be available to MDB.

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

2013 Production

During the fiscal year ended December 31, 2013 MDB processed an aggregate of 31,738 cubic meters of material and recovered therefrom an aggregate of 3,994 carats of rough diamonds (.125 carats per cubic meter) and 4,550 grams of gold (,14 grams per cubic meter). During the fiscal year ended December 31, 2013 MDB had revenues of 1,173,481 real (approximately $500,930 based on the exchange rate as of December 31, 2013) from the sale of rough diamonds, 21,587 real (approximately $9,215 based on the exchange rate as of December 31, 2013) from the sale of polished diamonds and 529,184 real (approximately $225,895 based on the exchange rate as of December 31, 2013) from the sale of gold.

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

Overview

The primary business of BMIX is to acquire controlling ownership positions (or significant positions with oversight roles) in producing mining companies in Brazil. The secondary business of BMIX is to engage in the creation of new companies in Brazil with mineral properties for exploration and development. For information concerning our initial investments and assets see Item 2. Properties, which is incorporated herein by reference.

In 2013, our consolidated revenues were derived almost exclusively from sales of diamonds and gold by MDB. MDB's revenues were approximately 69% from the sale of rough and polished diamonds and 31% from the sale of gold. All of the buyers were Brazilian institutional buyers.

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

The second biggest factor in affecting our results is MDB’s ability to mine diamonds and gold is highly seasonal. The rainy season in the northern area of the state of Minas Gerais, Brazil, lasts from December through April. We expect that during these months MDB’s revenues will be substantially lower than during other periods.

Overall, diamond trends are positive given the emergence of new consumers in developing economies such as Brazil, China, and India. Therefore, the Company does not anticipate any problems in selling the entirety of its production of rough diamonds and polished diamonds, and expects this operational trend to remain for the foreseeable future.

Over the long term, the Company’s ability to grow into a diversified holder of mining companies and mineral properties will depend on its ability to identify such opportunities and be able to acquire, partner, license, or develop such opportunities and assets. Already today, by virtue of its local presence in the Brazilian mining environment, the Company receives proposals of new opportunities frequently. Furthermore, the Company has the ability to seek out talented local geologists to identify on a proactive basis any strategic situations that are desirable of the Company’s involvement. For these two reasons, the Company believes that, over time, it will be able to continue to have access to a quality deal flow that would allow it to perform on its business plan. The major issue then will be the type of funding required to acquire or partner on such attractive opportunities. The Company will always weigh possible dilution versus the aggregate benefit of the opportunity being considered. The Company may opt for less dilutive, or non-dilutive strategic raises, in which new opportunities are placed in subsidiaries and capital is raised directly into the subsidiary, not into the Company.

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

The Company had an aggregate of $2,073,050 in operating expenses in FY2013, as compared to $152,655 in total operating expenses in FY2012. Exploration and production costs totaling $834,962 and stock based compensation totaling $504,897 comprised the majority of operating expenses in FY2013. No exploration and production costs or stock based compensation expense was incurred in FY2012.

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

The Company believes that sales and pre-sales of diamonds, whether rough or polished, will provide it with liquidity for operations. In particular, the Company notes that it pre-sold in the first three months of 2014, over $1 million in polished diamonds, and received such cash in advance.

The Company may rely on financing from the issuance of convertible notes or convertible preferred stock if it believes that it needs to close any gaps that are not covered by revenues or pre-revenues. Given that production in the MDB property is highly dependent on the particular mining front being worked on, it is difficult for the Company to predict the extent of need, if any, of any supplemental funding. In the best estimate, for operational use, the need should be $500,000 or less over 12 months. Separately, and in addition to this amount, if the Company is able to purchase an additional stake in MDB, it may need to rely on a combination of revenues from sales or pre-sales of diamonds and gold and convertible notes or preferred stock. The Company estimates that the purchase price for the remaining 45% portion of MDB not currently owned by the BMIX Subsidiary would be approximately $1.2 million. If the Company acquires ownership interests in other mineral properties it will likely have to fund any cash portion of the purchase price with equity or secured or unsecured debt financing.

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

Marc Fogassa

Marc Fogassa, age 47, has been a director and our Chairman and Chief Executive Officer since December 2012. He has over 15 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. Mr. Fogassa has worked at Goldman Sachs & Co. (1997), Atlas Venture (1998-2000), and Axiom Ventures (2000-2005). He also worked as investment manager with Hedgefort Capital Management LLC from May 2005 to June 2012, and as an investment banker from November 2011 to January 2014 with Hunter Wise Financial Group, LLC. He has been Chairman and CEO of Brazil Mining, Inc. since March 2012. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

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

(A)	On November 30, 2013, the Board of Directors of the Company rescinded and cancelled a grant to Mr. Fogassa of options to purchase 2,000,000 shares of the Company’s Common Stock (which options had a value of $741,766 as of the date of grant of the option), and instead issued to him 2,000,000 shares with a deemed value of $180,000. The value of the options rescinded has been calculated in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of all assumptions made in the calculation of this amount. The value of the 2,000,000 shares issued to Mr. Fogassa in lieu of the options is based on the closing price of the Company’s Common Stock of $.09 per share on November 29, 2013. In addition, in lieu of cash payments of salary and other compensation, the Company issued to Mr. Fogassa additional shares of common stock having an aggregate market value of $30,234 as of the dates of issuance

Employment Agreement with Marc Fogassa

Marc Fogassa was hired by the Company as the Company’s Chief Executive Officer, Chairman, Chief Financial Officer, Treasurer and Secretary under an Employment Agreement dated December 31, 2012 (the “Agreement”). Under the Agreement Mr. Fogassa receives a salary of $150,000 per annum. Such annual salary shall be increased to $175,000 and $200,000 upon consummation of private placements of Company securities of at least $2,500,000 and $5,000,000, respectively. In addition, Mr. Fogassa is entitled to reimbursement of expenses incurred by him in the performance of his duties, a maximum allowable SEP IRA contribution, four weeks of paid vacation time, and the payment by the Company of certain insurance-related expenses. The agreement further provides that the Company shall pay to Mr. Fogassa severance in case of termination or change in control with demotion.

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

Name and Address (1)	Office	Shares Beneficially Owned (2)		Percent of Class (3)(4)
Common Stock
Marc Fogassa	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer	36,567,812	(5)	47.31%
Brazil Mining, Inc.	-	29,426,849		38.51%
Ambassador Paul Durand	Director	425,750	(6)	0.55%
Ambassador Roger Noriega	Director	419,125	(6)	0.54%
Luis Mauricio Ferraiuoli de Azevedo, Esq.	Director	5,000		0.01%
All executive officers and directors as a group (4 persons)		37,417,687	(5) (7)	48.41%

Series A Preferred Stock
Marc Fogassa	Director	1		100%
All executive officers and directors as a group (4 persons)		1		100%

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

(4) The holders of our Series A Preferred Stock vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their direct ownership of shares of Series A Preferred Stock and Common Stock as of April 10, 2014 (not including shares which such persons are deemed to beneficially own, but which are not outstanding or owned directly), each person set forth in the table had the following approximate percentages of the voting power of the common and preferred stock voting together as a single class as of such date: Marc Fogassa – 51%; Brazil Mining, Inc. – 19%; and each of Messrs. Durand, Noriega and Azevedo, less than 1%.

(5) Includes 29,426,849 shares of our common stock owned by Brazil Mining, Inc. (“Brazil Mining”), a Delaware corporation of which Mr. Fogassa is a director and officer, shares owned by entities that could be deemed to be controlled by Mr. Fogassa or his immediate family, and options owned by Mr. Fogassa to purchase 79,999 shares of our common stock at $1.00 per share.

(6) Includes options to purchase 200,000 shares of our common stock at $0.58 per share and options to purchase 200,000 shares of our common stock at $0.09 per share.

(7) Includes options to purchase 400,000 shares of our common stock at $0.58 per share, options to purchase 400,000 shares of our common stock at $0.09 per share, and options to purchase 79,999 shares of our common stock at $1.00 per share.

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: July 29, 2014		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa
Marc Fogassa	Chief Executive Officer	July 29, 2014
and Director; Chief Financial Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	July 29, 2014
Roger Noriega

/s/ Paul Durand	Director	July 29, 2014
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	July 29, 2014
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit Number	Description
2.1	Exchange Agreement dated as of March 23, 2013 between the Company and Brazil Mining. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2013.
3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012 (the “S-1”).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012 (the “December 2012 8-K”).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.2 to the December 2012 8-K.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013 (the “January 2013 8-K”).
3.5	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 24, 2013. Incorporated by reference to Exhibit 3.2 to the January 2013 8-K.
3.6	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
4.1

Senior Secured Convertible Promissory Note of the Company dated September 30, 2013 in the principal amount of $75,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K/A-1”).

4.2

Senior Secured Convertible Promissory Note of the Company dated September 30, 2013 in the principal amount of $75,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K/A-1”).

4.3	Stock Purchase Warrant to purchase 50,000 Shares of the Company’s Common Stock Issued to Michael Dimeo on September 30, 2013. Incorporated by reference to Exhibit 4.3 to the 2013 10K/A-1.
4.4	Senior Secured Convertible Promissory Note of the Company dated January 8, 2014 in the principal amount of $244,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.4 to the 2013 10K/A-1.
4.5

Convertible Promissory Note of the Company dated February 21, 2014 in the principal amount of $222,500 to the order of St George Investments, LLC. Incorporated by reference to Exhibit 4.5 to the 2013 10K/A-1.

4.6	Option to Purchase 1,500,000 shares of the Company’s Common Stock Issued to the Nazari & Associates International Group, Inc. Defined Benefit Pension Plan on March 4, 2014. Incorporated by reference to Exhibit 4.6 to the 2013 10K/A-1.
4.7	Option to Purchase 1,500,000 shares of the Company’s Common Stock Issued to the Suter Family Trust u/t/a April 12, 2002, as amended and restated on March 4, 2014. Incorporated by reference to Exhibit 4.7 to the 2013 10K/A-1.

4.8	Warrant to Purchase 488,000 Shares of the Company’s Common Stock Issued to Una Hannah, LP on January 8, 2014. Incorporated by reference to Exhibit 4.8 to the 2013 10K/A-1.
4.9	Convertible Debenture of the Company dated March 28, 2014 in the principal amount of $63,000 to the order of Group 10 Holdings LLC. Incorporated by reference to Exhibit 4.9 to the 2013 10K/A-1.
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc. Incorporated by reference to Exhibit 10.4 to the 2013 10K/A-1.
10.5	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 10-K”).
10.6	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.
10.7	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC. Incorporated by reference to Exhibit 10.7 to the 2013 10K/A-1.
21.1	Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the 2013 10K/A-1.
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T. Incorporated by reference to Exhibit 101 to the 2013 10K/A-1.

*Filed herewith