Form 10-Q/A
period 2014-03-31
Brazil Minerals, Inc.
filed 2014-07-30
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Brazil Minerals, Inc. (the “Company” or “we”) is filing this Amendment No. 2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 20, 2014 (the “Original Filing”) and amended by Amended No.1 filed on June 3, 2014 solely to amend Part II Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” in response to a comment that we received from the Securities and Exchange Commission (“SEC”) in a comment letter from the SEC regarding Amendment No. 1 to our Registration Statement on Form 10.

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original Filing is being amended by this Amendment. The Amendment continues to speak as of the date of the Original Filing, and we have not updated the filing to reflect events occurring subsequently to the Original Filing date. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

PART II OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2014, we received proceeds of $25,000 from an investment by Black Mountain Equities, LLC in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2014. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of our common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of being offered without employing any general solicitation and being issued to just one purchaser which had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and which acquired the note for investment. The note is not secured by any collateral.

On March 31, 2014, we received net proceeds of $54,000, after compensation paid to a broker-dealer, from an investment by Group 10 Holdings, LLC in exchange for an unsecured convertible promissory note in the principal amount of $63,000. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by March 31, 2015. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.11 or (b) 60% of the lowest closing price of our common stock during the twenty trading days prior to the maturity date or the date that a notice of conversion is given by the holder. The note is not secured by any collateral. The note was issued pursuant to an exemption from the registration provisions of the Securities Act afforded by Section 4(a)(2) of the Securities Act by virtue of being offered without employing any general solicitation and being issued to just one purchaser which had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and which acquired the note for investment.

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

BRAZIL MINERALS, INC.

Date: July 29, 2014	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer