Form 10-Q
period 2014-06-30
Brazil Minerals, Inc.
filed 2014-08-21
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 333-180624

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)1

155 North Lake Avenue

Suite 800

Pasadena, CA 91101

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2014 the registrant had 84,622,214 shares of common stock, par value $.001 per share, issued and outstanding.

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$643,098	$104,785
Accounts receivable	20,785	-
Taxes recoverable	58,860	43,224
Prepaid expenses	146,015	-
Inventory	277,836	146,172
Deposits and advances	62,399	5,501
Loan receivable-related party	87,682	40,650
Total Current Assets	1,296,675	340,332
Capital Assets
Property, plant & equipment, net of accumulated depreciation	685,442	430,074
Other Assets
Investment under the equity method	112,875	-
Intangible assets	148,995	139,653
Total Assets	$2,243,987	$910,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$290,660	$171,526
Deferred revenue – current	498,592	-
Convertible notes payable, net of debt discount of $552,106 (2013 $33,563)	486,894	66,437
Derivative liability	750,626	-
Loan from director	749	639
Total Current Liabilities	2,027,521	238,602
Long Term Liabilities
Deferred revenue- non-current	500,000	-
Total Liabilities	2,527,521	238,602

Stockholders’ Equity
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 84,622,214 shares issued and outstanding (December 31, 2013- 74,639,834)	84,621	74,640
Additional paid-in-capital	39,436,736	38,629,290
Accumulated other comprehensive loss	(160,702)	(226,700)
Stock warrants	218,655	129,772
Deferred stock compensation	(360,682)	(69,611)
Non-controlling interest	125,445	409,962
Deficit accumulated during the development stage	(39,627,607)	(38,275,896)
Total Stockholders’ Equity ( Deficiency)	(283,534)	671,457

Total Liabilities and Stockholders’ Equity	$2,243,987	$910,059

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three months ended June 30, 2014	Three months ended June 30,2013	Six months ended June 30, 2014	Six months ended June 30,2013

REVENUES	$97,162	$145,619	$101,444	$151,382

COST OF GOODS SOLD
Production expenses	73,705	82,921	75,046	82,921
Mining tax	844	-	844	-
	74,549	82,921	75,890	82,921
GROSS PROFIT	22,613	62,698	25,554	68,461

OPERATING EXPENSES
Professional fees	26,320	36,732	75,142	58,732
Consulting fees	51,700	-	51,700	-
General and administrative expenses	238,384	39,560	309,327	60,160
Compensation and related costs	76,865	40,559	94,465	88,376
Stock based compensation	117,438	1,009,400	353,797	1,009,400
Depreciation	108	108	216	216
Management fee	-	99,200	-	191,263
TOTAL OPERATING EXPENSES	510,815	1,225,559	884,647	1,408,147

OTHER EXPENSE (INCOME)
Loss ( gain ) on derivative liability	21,082	-	9,250
Interest on promissory notes	18,234	-	29,779	-
Amortization of debt discount	78,861	-	107,167	-
Loss on extinguishments of debt	97,898	-	97,898	-
Derivative expense	264,549	-	264,549	-
Interest income	(142)	-	(228)	-
	480,482	-	508,415

LOSS FROM CONTINUING OPERATIONS	(968,684)	(1,162,861)	(1,367,508)	(1,339,686)

LOSS BEFORE PROVISION FOR INCOME TAXES	(968,684)	(1,162,861)	(1,367,508)	(1,339,686)

PROVISION FOR CORPORATE INCOME TAXES	-	(3,321)	-	(3,321)

NET LOSS	(968,684)	(1,166,182)	(1,367,508)	(1,343,007)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(11,385)	25,396	(15,797)	25,396

LOSS ATTRIBUTABLE TO BRAZIL MINERALS INC.	$(957,299)	$(1,191,578)	$(1,351,711)	$(1,368,403)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	82,451,721	70,963,434	78,532,301	70,463,434

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six months ended June 30, 2014	Six months ended June 30, 2013

Net Loss	$(1,351,711)	$(1,368,403)

Foreign Currency Translation:
Change in cumulative translation adjustment	65,998	41,338
Income tax benefit (expense)	-	-
Total Comprehensive Net Loss	$(1,285,713)	$(1,327,065)
Total Comprehensive Net Loss attributable to Non Controlling Interest	(1,527)	(43,698)
Total Comprehensive Net Loss attributable to Brazil Minerals, Inc.	$(1,284,186)	$(1,283,366)

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(1,351,711)	$(1,368,403)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest	(15,797)	25,396
Stock based compensation and services	353,797	1,009,400
Amortization of prepaid option expense as cost of goods sold	4,927	-
Loss (gain) on derivative liability	9,250	-
Amortization of debt discount	107,167	-
Derivative expense	264,549	-
Loss on extinguishments of debt	97,898	-
Depreciation	216	216
Change in assets and liabilities:
(Increase) in taxes recoverable	(15,636)	-
(Increase) in loan receivable-related party	(47,032)	(5,016)
(Increase) in accounts receivable	(20,785)	(68,697)
(Increase) in deposits	(56,898)	-
(Increase) in inventory	(131,664)	(44,728)
Increase (decrease) in accrued expenses and accounts payable	119,134	(9,914)
Increase in deferred revenue	998,592	-
Net Cash Provided (Used) in Operating Activities	316,007	(461,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(255,585)	(46,903)
Advances to related party	-	(148,017)
Increase in investment in subsidiary	(500,000)	-
Investment accounted for by the equity method	(12,875)	-
Increase in intangible assets	(9,342)	-
Net Cash Used in Investing Activities	(777,802)	(194,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	110	80
Net proceeds from sale of common stock	-	59,433
Capital contributions received	-	53,359
Cash paid for share offering costs	-	-
Proceeds from note payable	959,000	-
Repayment of note payable	(25,000)	-
Net Cash Provided by Financing Activities	934,110	112,872

Effect of exchange rate changes on cash	65,998	41,338

Net Increase (decrease) in Cash and Cash Equivalents	538,313	(502,456)

Cash and equivalents, beginning of period	104,785	863,189

Cash and equivalents, end of period	$643,098	$360,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$0	$800,000
Share options issued as prepaid expense	$150,942	$0
Shares issued for investment	$100,000	$0
Shares issued for prepaid stock compensation	$23,182	$0
Shares issued in connection with diamond purchase agreement	$337,500	$0
Shares issued for exploration rights and mineral property option	$0	$580,000
Stock options issued as compensation	$38,774	$1,009,400
Shares issued for increase in investment in subsidiary	$62,100	$0

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Principles of Consolidation

These financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. (“BMIX Subsidiary”), which owned 55% of Mineração Duas Barras Ltda. (“MDB”). In May, 2014, BMIX increased its ownership in MDB to 73.75% through payment of $500,000 and the issuance of 675,000 shares of common stock of the Company with a deemed value of $62,100. The additional investment resulted in a decrease in non-controlling interest of $268,720 and a decrease in additional paid in capital of $293,380. All material intercompany accounts and transactions have been eliminated in consolidation.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds held in U.S. banks are insured up to $250,000, and funds held in Brazilian banks are insured up to 250,000 Brazilian reais (approximately $112,875 based on the conversion rate as of June 30, 2014). As of June 30, 2014 and December 31, 2013, the Company’s bank deposits were $643,098 and $104,785, respectively.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured. Proceeds of $1,025,000 received for future diamond sales have been recorded as deferred revenue as at June 30, 2014. During the period ended June 30, 2014, the Company recognized deferred revenue of $26,408 related to the delivery of diamonds pursuant to the agreements.

Inventory

Inventory consists of diamonds and gold and related production costs, and is stated at lower of cost or market.

Investment under the equity Investment

During the six months ended June 30, 2014, BMIX subsidiary entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda for $250,000 reais, approximately $112,875 USD and $100,000 reais in value equivalent in common shares of the Company. As of June 30, 2014, the Company has issued 1,428,572 shares of common stock with a value of $100,000 USD and also made one cash payment valued at $12,875 USD. The investment will be accounted for by the equity method. The Company is required to make additional monthly payments of $50,000 reais from July 31, 2014 to October 31, 2014.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of June 30, 2014 and 2013, the Company did not recognize any impairment losses related to mineral properties held.

Capital Assets

Capital assets consisting of the diamond and gold processing plant and other machinery are recorded at cost and depreciated over their estimated useful life of 10 years, on a straight-line basis. Capital assets consisting of computer and other office equipment are recorded at cost and depreciated over their estimated useful life of 3 years, on a straight-line basis. During the six months ended June 30, 2014, depreciation expense of $28,128 had been capitalized to inventory and expensed through exploration and production costs and $216 had been expensed through depreciation expenses.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718. The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company’s stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. The Company expensed $117,438 and $1,009,400 for the three months ended and $353,797 and $1,009,400 for the six months ended June 30, 2014 and 2013, respectively, in stock based compensation to employees, consultants, directors, and advisors. The Company recorded prepaid stock based compensation in the amount of $23,182 related to stock issued for future services.

Recent Accounting Pronouncements

We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY AND OPTION EXERCISE

In 2012, the Company issued a loan receivable to BMI for $800,000. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by BMI for a 20% share of the MDB diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in MDB.

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

The net assets upon the above acquisition consisted of the following:

Cash	$56,914
Inventory	497,002
Equipment	508,105
Intangible assets	163,918
Liabilities assumed	(202,244)

Net assets	$1,023,695

During the period ended June 30, 2014 the company acquired an additional 18.75% interest in MDB for cash of $500,000 and 675,000 shares of common stock of the company with a deemed value of $62,100. This resulted in a decrease in non-controlling interest of $268,720 and a decrease in additional paid in capital of $293,380.

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

JUNE 30, 2014

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company’s common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014. The note payable can be converted into common shares of the Company at $0.125 per share. The conversion price of the warrants is $0.15 per share and expire on December 31, 2019. During the period ended March 31, 2014, $25,000 of the note was repaid. The Company recorded a debt discount of $53,701 related to the issuance of the convertible note. As of June 30, 2014, $53,701 of the debt discount has been amortized during the life of the note. In May 2014, the conversion feature of the note was amended to the lower of $0.11 or 60% of the lowest closing price in the 20 days before the conversion date and the term of the note was extended to September 30, 2014. For accounting purposes, the modifications to the original loan terms were treated as an extinguishment of debt, which resulted in a loss on extinguishment of debt in the amount of $97,898 being recorded on the statement of operations and as an increase to additional paid in capital. In addition, on May 5, 2014 a derivative liability of $53,702 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($.08), expected dividend yield of 0%, expected volatility of 77.67%, risk free interest rate of 0.12% and expected term of .40 years. The derivative liability was recalculated at June 30, 2014 using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($.08), expected dividend yield of 0%, expected volatility of 72.23%, risk free interest rate of 0.12% and expected term of .25 years resulting in a gain on change of derivative liability of $29,201.

During the period ended June 30, 2014, $55,000 of the debt was converted into 1,391,559 shares of common stock of the company.

The total debt discount was comprised of the debt discount related to the warrants, the convertible note, and stock and cash given in exchange for issuing the convertible notes. The fair value of the debt discount related to the warrants granted was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and expected term of 6.25 years. The fair value of the debt discount related to the convertible note was $20,694 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.11), expected dividend yield of 0%, expected volatility of 87.67%, risk-free interest rate of 0.07%, and expected term of .67 years. The fair value of the stock and cash given in consideration for issuing the convertible notes was $11,000 and $10,000, respectively. The convertible notes called for the payment of one-half of the stock and cash upon issuing the convertible notes and the remainder upon the repayment of the notes. As of June 30, 2014, $5,500 in stock and $5,000 in cash had been satisfied and the remainder due is reflected in accounts payable.

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the “Note”) and warrants to purchase an aggregate of 488,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $.125 per share through December 26, 2018 (the “Warrants”). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on March 31, 2015 (the “Maturity Date”). Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into Common Stock of the Company at a conversion rate of one share for each $.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and is being amortized over the life of the note. As of June 30, 2014, the unamortized debt discount was $6,151.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE - CONTINUED

On January 24, 2014, the Company issued and sold a convertible promissory note in the amount of $27,500, bearing interest at 10% per annum and due on December 31, 2014. The note payable is convertible into common shares of the Company at the lower of $0.07 per share or 60% of the lowest volume weighted average share price in the 20 days before the conversion date. On issuance, a debt discount of $2,500 was recorded and is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $29,084 and re-valued at each of March 31 and June 30, 2014, which totaled $17,252 and $27,008, respectively. As the value of the derivative liability exceeded the face value of the promissory note a derivative expense in the amount of $4,084 was recorded. As of June 30, 2014, the unamortized balance of the debt discount is $18,895.

The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of valuation ranging from ($0.08-$0.10), expected dividend yield of 0%, expected volatility of 93.50%, risk-free interest rate of 0.07-0.12%, and expected term of .50-.9167 years.

On February 21, 2014, the Company issued and sold a convertible promissory note in the amount of $222,500, bearing interest at 10% per annum and due on December 21, 2014. The note payable is convertible into common shares of the Company at $0.11 per share. On issuance, a debt discount of $22,500 was recorded which is being amortized over the term of the note payable. As of June 30, 2014, the unamortized balance of the debt discount is $12,875.

On March 31, 2014, the Company issued and sold a convertible promissory note in the amount of $63,000, bearing interest at 10% per annum and due on March 31, 2015. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, a debt discount of $3,000 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $65,148 on March 31, 2014 and was revalued on June 30, 2014 for $83,201. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.08-$0.10), expected dividend yield of 0%, expected volatility of 93.50%, risk-free interest rate of 0.07-0.12%, and expected term of .75-1.00 year. As the total debt discount on the date of issuance of $68,148 exceeded the face value of the note so a derivative expense of $5,148 was recorded. As of June 30, 2014, the unamortized debt discount was $34,255.

On April 30, 2014, the Company issued and sold a convertible promissory note in the amount of $84,000 and warrants to purchase an aggregate of 400,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $0.11 per share through April 30, 2017. The outstanding principal of the note bears interest at 10% per annum and is due on April 30, 2015. The note is convertible into common shares of the Company at the lesser of $0.11 or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, an original issue discount of $4,000 was recorded which is being amortized over the term of the note payable.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE - CONTINUED

The total debt discount of $ 89,243 was comprised of the original issue discount, debt discount related to the warrants and derivative liability calculated on the convertible note.. The fair value of the debt discount related to the warrants granted was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75%, risk-free interest rate of .12%, and expected term of 3.00 years. The fair value of the debt discount related to the convertible note was $72,092 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.09), expected dividend yield of 0%, expected volatility of 88.7%, risk-free interest rate of 0.12%, and expected term of 1.00 years. The derivative liability was revalued as of June 30, 2014 using the Black-Scholes option pricing model with the following assumptions: our stock price on June 30 ($0.08), expected dividend yield of 0%, expected volatility of 87.74%, risk-free interest rate of .12%, and expected term of .83 years, The derivative liability totaled $110,710 which resulted in a change to the derivative liability of $38,618. As of June 30, 2014, the balance of the unamortized debt discount was $70,000.

On June 27, 2014, the Company issued and sold a convertible promissory note in the amount of $378,000 and warrants to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $0.11 per share through June 30, 2017. The outstanding principal bears interest at 10% per annum and is due on June 27, 2015. The note payable is convertible into common shares of the Company at the lesser of $0.11 or 60% of the lowest trade share price in the 20 days before the conversion date. On issuance, a debt discount of $28,000 was recorded which is being amortized over the term of the note payable.

The total debt discount was comprised of the debt discount related to the warrants and the derivative liability calculated on the convertible note. The fair value of the debt discount related to the warrants granted was $65,481 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.08), expected dividend yield of 0%, expected volatility of 76%, risk-free interest rate of .12%, and expected term of 3.00 years. The fair value of the debt discount related to the convertible note was $505,206 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.08), expected dividend yield of 0%, expected volatility of 85.45%, risk-free interest rate of 0.12%, and expected term of 1.00 years. The issuance of the convertible note resulted in an additional derivative expense in the amount of $220,688 as the total value of the debt discounts exceeded the face value of the promissory notes and a debt discount of $378,000 was recorded. As of June 30, 2014, the unamortized balance of the debt discount was $378,000.

NOTE 6 – COMMON STOCK

As of December 31, 2013, the Company had 150,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 series A preferred stock authorized with a par value of $0.001. On May 27, 2014, the Company amended its Articles of Incorporation to increase the authorized share capital to 300,000,000 with a par value of $0.001 per share.

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

JUNE 30, 2014

NOTE 6 – COMMON STOCK - CONTINUED

On December 18, 2012, a shareholder and former director of the Company surrendered for voluntary cancellation 99,999,000 shares of common stock of the Company.

On December 18, 2012, the Company issued 35,783,342 shares of its common stock in exchange for an assignment of certain exploration rights and a mining property option held by BMI.

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

On December 18, 2012, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of Series A Convertible Preferred Stock. On December 18, 2012, the Company issued and sold for $1.00, one share of Series A Convertible Preferred Stock to the CEO.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 6 – COMMON STOCK - CONTINUED

On December 9, 2013, the Company issued 400,000 shares of common stock with a deemed value of $36,000 for consulting services. Prepaid stock compensation of $24,000 was recorded to be amortized over the remaining term of the consulting contract.

During the year ended December 31, 2013, the Company issued 2,000,000 shares to an officer and director of the Company pursuant to a stock based compensation with a deemed value of $180,000. In addition the Company issued 382,852 shares of common stock to an officer in lieu of cash compensation of $25,000.

During the year ended December 31, 2013, the Company issued 88,548 shares of common stock with a deemed value of $18,250 for consulting services, mostly related to geological studies and analysis.

On April 30, 2014, the Company issued 675,000 shares of common stock with a deemed value of $62,100 pursuant to an agreement to purchase an additional 18.75% interest in MDB.

During the six months ended June 30, 2014, the Company issued 2,769,874 shares of common stock with a deemed value of $228,060 to its officer and certain consultants in lieu of cash payment. Prepaid stock compensation of $23,182 was recorded to be amortized over the remaining term of the consulting contract.

During the six months ended June 30, 2014, a shareholder returned 33,125 shares of common stock to treasury for cancellation. This resulted in an increase of $33 to additional paid in capital.

As described in Note 7, the Company issued 3,750,000 shares of common stock with a deemed value of $337,500 pursuant to a diamond purchase agreement. The value of the common shares has been recorded as prepaid stock compensation and will be amortized to cost of goods sold as the diamonds are delivered.

During the six months ended June 30, 2014, the Company issued 1,428,572 shares of common stock with a deemed value of $100,000 pursuant to an acquisition of an equity interest in RST Recursos Minerais Ltda.

During the six months ended June 30, 2014 the Company issued 1,391,559 of shares of common stock of the company in settlement of promissory notes of $55,000.

Common Stock Options

On April 18, April 23, and November 30, 2013, the Board of Directors of the Company granted options to purchase an aggregate of 2,400,000, 200,000, and 600,000, respectively, shares of common stock to non-management directors and an officer. The options were valued at $890,119, $69,711, and $33,691, respectively, using the Black-Scholes option pricing model with the following assumptions:

	April 18, 2013	April 23, 2013	November 30, 2013
Stock price	$0.60	$0.57	$0.09
Exercise price	$0.58	$0.57	$0.09
Expected life (years)	5 years	5 years	5 years
Risk free interest rate	.71%	.71%	1.37%
Volatility	76%	76%	77%

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 6 – COMMON STOCK - CONTINUED

Common Stock Options - continued

On November 30 2013, the Board of Directors of the Company rescinded and cancelled the grant to the Chief Executive Officer of 2,000,000 options with a deemed value of $741,766, and instead issued to him 2,000,000 shares with a deemed value of $180,000. This resulted in a net reversal of stock-based compensation of $561,766.

As described in Note 7, the Company issued two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options expire on March 4, 2016 and have an exercise price of $0.12.

As described in Note 7, the Company also issued two year options to purchase an aggregate of 1,875,000 shares of Common Stock. These options expire on April 30, 2016 and have an exercise price of $0.12.

On March 31, 2014 and June 30, 2014, the Board of Directors of the Company granted options to purchase an aggregate of 424,560, 188,430, and 123,578 shares of common stock, respectively, to non-management directors and a consultant. The options were valued at $35,345, $12,500, and $8,281, respectively, using the Black-Scholes option pricing model with the following assumptions:

	March 31,2014	June 30, 2014	June 30, 2014
Stock price	$0.10	$0.08	$0.09
Exercise price	$0.09590	$0.082	$0.074
Expected life (years)	5 years	5 years	5 years
Risk free interest rate	1.20%	1.20%	1.20%
Volatility	120.95%	120.95%	120.95%

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

As described in Note 5, 488,000 warrants were issued as part of a convertible note placement that occurred on January 7, 2014. These warrants expire on December 26, 2018 and have an exercise price of $0.125. The fair value of the warrants was $10,252 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.07), expected dividend yield of 0%, expected volatility of 53.17%, risk-free interest rate of 1.69%, and expected term of 5.00 years.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 6 – COMMON STOCK - CONTINUED

Common Stock Warrants - continued

As described in Note 5, the Company, 400,000 warrants were issued as part of a convertible note placement that occurred on April 30, 2014. These warrants expire on April 30, 2017 and have an exercise price of $.11. The fair value of the warrants was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75.00%, risk-free interest rate of 0.12%, and expected term of 3 years.

As described in Note 7, the Company, 2,000,000 warrants were issued as part of a convertible note placement that occurred on June 27, 2014. These warrants expire on June 30, 2017 and have an exercise price of $0.11. The fair value of the warrants was $65,481 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.08), expected dividend yield of 0%, expected volatility of 76%, risk-free interest rate of 0.12%, and expected term of 3 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office in Pasadena, California, and has had use of offices in Belo Horizonte and São Paulo, Brazil, through an agreement with an affiliate. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

On July 30, 2013, the BMIX Subsidiary acquired for zero cost, an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($395,063 as of June 30, 2014) and the equivalent of 125,000 Brazilian reais in common stock ($31,250 as of June 30, 2014).

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options expire on March 4, 2016 and have an exercise price of $0.12. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and expected term of 2 years. The fair value of the options was recorded as prepaid expenses and will be amortized to cost of goods sold as the diamonds are delivered. During the period ended June 30, 2014, $4,927 of the prepaid expense was amortized to cost of goods sold.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES - CONTINUED

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the “Buyers”), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its Common Stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company’s stock may change. The Company also issued to the Buyers or their designees, an aggregate of 3,750,000 shares of the Company’s common stock (the “Shares”) and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the “Options”). The fair value of the options was $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and expected term of 2 years. The fair value of the options was recorded as prepaid expenses and will be amortized to cost of goods sold as the diamonds are delivered. The deemed value of the shares of $337,500 has been recorded as prepaid stock compensation and will be amortized to cost of goods sold as the diamonds are delivered.

NOTE 8 - INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $3,044,265 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended June 30, 2014 and June 30, 2013.

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Current Operations	$459,580	$462,250
Less: valuation allowance	(459,580)	(462,250)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,035,050	$648,993
Less: valuation allowance	(1,035,050	(648,993)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,044,265 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

During the year ended December 31, 2013, the Board of Directors of the Company authorized it to loan $40,650 to BMI. During the period ended June 30, 2014, the Company made additional advances of $47,032 to BMI. The total due from BMI as of June 30, 2014 is $87,682, and the Company expects that the entirety of this amount will be received in 2014.

During the year ended December 31, 2013, a director loaned $80 to the Company to facilitate a bank account opening. During the period, an officer paid expenses of $669 on behalf of the Company. These loans are non-interest bearing, due upon demand and unsecured.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On August 13, 2014, the Company’s 99.99% subsidiary, BMIX Participações Ltda. (“BMIX Subsidiary”), officially received title in Brazil to an additional 13.13% equity interest in Mineração Duas Barras Ltda., a Brazilian company (“MDB”), purchased for $350,000. Giving effect to the acquisition, the BMIX Subsidiary owns title free and clear to 86.88% of MDB.

On August 8, 2014, the Company consummated Stock Purchase Agreements with five investors pursuant to which the Company sold 2,600,000 shares of its restricted common stock to the investors for $118,000 cash.

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

Overview

The primary business of Brazil Minerals, Inc. (“BMIX” ”, and together with its subsidiaries, the “Company”, “we”, “us” or “our”) is to acquire controlling ownership positions (or significant positions with oversight roles) in producing mining companies in Brazil. The secondary business of BMIX is to engage in the creation of new companies in Brazil with mineral properties for exploration and development.

Some significant developments to our business during the second quarter of 2014 were as follows:

(1) We acquired for $500,000 in cash and 675,000 shares of restricted common stock an additional 18.75% of Mineração Duas Barras Ltda. (“MDB”), a Brazilian company that mines diamonds and gold, bringing our ownership to 73.75%. MDB has two mineral rights, including a mining concession, large alluvial plant, and operations in the state of Minas Gerais in Brazil. MDB sells rough and its own cut and polished diamonds as well as gold;

(2) We received $930,000 in cash from sales of polished diamonds for forward delivery and other financings;

(3) We built and staffed our own facility for cutting and polishing our mined diamonds into polished diamonds for sale to local jewelry chains in Brazil or for export;

(4) We obtained mineral rights for diamonds on an additional 2,371 acres, which when added to the 1,404 acres of minerals rights from MDB, brings our total mineral rights area to 3,775 acres; and

(5) We added two hires to our Belo Horizonte, Brazil office bringing the total staff of that office to three full time personnel, including two individuals with private equity experience. MDB has 15 full-time employees involved in diamond and gold processing and recovery as well as gravel excavation at the mine.

Some significant developments to our business that occurred after the end of the second quarter of 2014 were as follows:

(1) We acquired for $350,000 in cash an additional 13.13% of MDB, thus bringing our total ownership to 86.88%.

(2) We received $118,000 in cash and sold restricted common stock to five investors;

(3) MDB’s diamond and gold mine will be added to the next issued list of the Top 200 Mines in Brazil as published by a leading mining consultancy; and

(4) The Gemological Institute of America (“GIA”) visited MDB’s diamond and gold mine in Brazil.

The source of all of our consolidated revenues is the mining and production of diamonds and gold by our subsidiary, Mineração Duas Barras Ltda. (“MDB”). In 2013 our consolidated revenues were approximately 69% from the sale of rough and polished diamonds and 31% from the sale of gold. All of the buyers in 2013 were Brazilian institutional buyers. In the first six months of 2014, our revenues were approximately 43% from the sale of rough diamonds, 32% from the sale of polished diamonds, and 25% from the sale of gold. In the first six months of 2014, our revenues were derived approximately 68% from Brazil and 32% from the U.S.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

The Company was incorporated on December 15, 2011. It commenced operations on March 1, 2012. Until December 2012, the Company’s operations were limited to developing a business plan, completing sales of common stock, discussing offers by the Company of 3D animation services with potential customers, and the signing and performance of a service agreement with one company.

The Company changed its business model and management in December 2012 and simultaneously discontinued its 3D animation services business. Since January 1, 2013 essentially all of our revenues in have been derived from the consolidation of the revenues from MDB, a company in which we own an 86.88% ownership stake. All of the revenues of MDB have been from sale of rough diamonds and gold mined at MDB.

Our revenues for the three months ended June 30, 2014 (“Q2 2014”) were $97,162, a decrease of $48,457 or approximately 33.3% from our revenues of $145,619 for the three months ended June 30, 2013 (“Q2 2013”). The decrease in revenue was the result of the area being mined during the quarter requiring removal of water from the surface; in certain locations, the water level was as deep as 15 meters. This effort required the use of several pumps working around the clock. The Company cleared a significant portion of this area by quarter’s end and was able to successfully mine diamonds and gold then. This area is attractive because it had been fully researched in the NI 43-101 technical report that MDB has, and therefore the Company believes that any technical access difficulties are more than compensated over time by mining higher concentration gravel from this underwater area,

Our cost of goods sold in Q2 2014, consisting almost entirely of production expenses, was $74,549 or approximately 76.7% of the Company’s total revenues. Our cost of goods sold in Q2 2013, also consisting almost entirely of production expenses, was $82,921 or approximately 56.9% of the Company’s total revenues. The decrease in costs of goods sold in Q2 2014 as compared to Q2 2013 was as a result of lower revenues, but cost of goods sold as a percentage of total revenues increased in Q2 2014 because the area being mined was underwater and therefore more expensive operationally.

The Company’s gross profit in Q2 2014 was $22,613, or approximately 23.3% of total revenues. By comparison, the Company’s profit in Q2 2013 was $62,698, or approximately 43.1% of total revenues.

The Company had an aggregate of $495,791 in total operating expenses in Q2 2014, a decrease of $729,768 or approximately 59.5% as compared to the $1,225,559 in total operating expenses in Q2 2013. General and administrative expenses of $238,384, professional fees of $73,822, consulting fees of $72,950 and compensation and related costs of $76,865 comprised the majority of operating expenses in Q2 2014, while stock based compensation of $1,009,400 comprised the majority of total operating expenses in Q2 2013.

Primarily as a result of the decrease in total operating expenses, which was partially offset by a decrease in gross profit in Q2 2014, the Company’s net loss in Q2 2014 decreased by $197,948, from a net loss of $1,166,182 in Q2 2013 to a net loss of $968,684 in Q2 2014.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Our revenues for the six months ended June 30, 2014 were $101,444, a decrease of $49,928 or approximately 33.0% from our revenues of $151,382 for the six months ended June 30, 2013. The decrease in revenue was the result of the area being mined during the quarter requiring removal of water from the surface; in certain locations, the water level was as deep as 15 meters. This effort required the use of several pumps working around the clock. The Company cleared a significant portion of this area by quarter’s end and was able to successfully mine diamonds and gold then. This area is attractive because it had been fully researched in the NI 43-101 technical report that MDB has, and therefore the Company believes that any technical access difficulties are more than compensated over time by mining higher concentration gravel from this underwater area.

Our cost of goods sold in the six months ended June 30, 2014, consisting almost entirely of production expenses, was $75,890 or approximately 74.8% of the Company’s total revenues. Our cost of goods sold in the six months ended June 30, 2013, also consisting entirely of production expenses, was $82,921 or approximately 54.8% of the Company’s total revenues. The decrease in costs of goods sold in six months ended June 30, 2014 as compared to six months ended June 30, 2013 was as a result of lower revenues, but cost of goods sold as a percentage of total revenues increased in six months ended June 30, 2014 as compared to six months ended June 30, 2013 because the area being mined was underwater and therefore more expensive operationally.

The Company’s gross profit in six months ended June 30, 2014 was $25,554, or approximately 25.2% of total revenues. By comparison, the Company’s profit in the six months ended June 30, 2013 was $68,461, or approximately 45.2% of total revenues.

The Company had an aggregate of $884,647 in total operating expenses in the six months ended June 30, 2014, a decrease of $523,500 or approximately 37.2% as compared to the $1,408,147 in total operating expenses in the six months ended June 30, 2013.

Net cash provided in operating activities was $316,008 for the six months ended June 30, 2014 as compared to net cash used in operating activities of $461,746 for the six months ended June 30, 2013, primarily as a result of the $998,592 increase in deferred revenue which was partially offset by a $670,626 decrease in stock based compensation and services and an $86,936 increase in inventory in the six months ended June 30, 2014.

Net cash provided by in investing activities increased from $194,920 for the six months ended June 30, 2013 to $777,803 for the six months ended June 30, 2014 as a result of an increase of $208,682 in acquisition of capital asset and a $500,000 increase in investment in subsidiary in the six months ended June 30, 2014 which was partially offset by there being $148,017 in advances to a related party in the six months ended June 30, 2013, but none in in the six months ended June 30, 2014.

Net cash provided by financing activities increased from $112,872 in the six months ended June 30, 2013 to $934,110 in the six months ended June 30, 2014. In the six months ended June 30, 2014, the Company received an aggregate of $959,000 in proceeds from notes payable as compared to no such proceeds in the six months ended June 30, 2013.

The effect of the foregoing and other changes in cash flows, was an increase of $282,365 as June 30, 2014 in cash and cash equivalents as compared to June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had current assets of $1,296,675 compared to current liabilities of $2,027,521 for a negative working capital of $730,846 as compared to current assets of $340,332, current liabilities of $238,602 and a positive working capital of $101,730 as of December 31, 2013. The Company’s current liabilities include $498,592 in deferred revenue, $486,894 in convertible notes payable net of debt discount, and $750,626 in derivative liability. Actual accrued expenses and accounts payable are $290,660.

In 2013, our principal sources of liquidity were our revenues from the sale of diamonds and gold as well as cash remaining from the $2,000,033 gross proceeds of a private placement of our common stock from December 2012.

During the six months ended June 30, 2014, we received an aggregate of $1,740,000 in gross proceeds as a result of various financings and pre-sales of polished diamonds.

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the “Note”) and warrants to purchase an aggregate of 488,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $.125 per share through December 26, 2018 (the “Warrants”). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on March 31, 2015 (the “Maturity Date”). Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into Common Stock of the Company at a conversion rate of one share for each $.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and is being amortized over the life of the note. As of June 30, 2014, the unamortized debt discount was $6,151.

On January 24, 2014, the Company issued and sold a convertible promissory note in the amount of $27,500, bearing interest at 10% per annum and due on December 31, 2014. The note payable is convertible into common shares of the Company at the lower of $0.07 per share or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, a debt discount of $2,500 was recorded and is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $29,084 and re-valued at each of March 31 and June 30, 2014, which totaled $17,252 and $27,008, respectively. As the value of the derivative liability exceeded the face value of the promissory note a derivative expense in the amount of $4,084 was recorded. As of June 30, 2014, the unamortized balance of the debt discount is $18,895.

On February 21, 2014, the Company issued and sold a convertible promissory note in the amount of $ 222,500, bearing interest at 10% per annum and due on December 21, 2014. The note payable is convertible into common shares of the Company at $0.11 per share. On issuance, a debt discount of $22,500 was recorded which is being amortized over the term of the note payable.

On March 31, 2014, 2014, the Company issued and sold a convertible promissory note in the amount of $ 63,000, bearing interest at 10% per annum and due on March 31, 2015. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 60% of the average closing share price in the 20 days before the conversion date. On issuance, a debt discount of $3,000 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $65,148 on March 31, 2014 and was revalued on June 30, 2014 for $83,201.

On April 30, 2014, the Company issued and sold a convertible promissory note in the amount of $84,000 and warrants to purchase an aggregate of 400,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $0.11 per share through April 30, 2017. The outstanding principal of the note bears interest at 10% per annum and is due on April 30, 2015. The note payable is convertible into common shares of the Company at the lesser of $.11 or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, a debt discount of $4,000 was recorded which is being amortized over the term of the note payable.

The total debt discount was comprised of the debt discount related to the warrants, the convertible note, and stock and cash given in exchange for issuing the convertible notes.

The fair value of the debt discount related to the warrants granted was $10,988. The fair value of the debt discount related to the convertible note was $79,034.

On June 27, 2014, the Company issued and sold a convertible promissory note in the amount of $378,000 and warrants to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock, par value $.001 per share at an exercise price of $0.11 per share through June 30, 2017. The outstanding principal bears interest at 10% per annum and is due on June 27, 2015. , The note payable is convertible into common shares of the Company at the lesser of $.11 or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, a debt discount of $28,000 was recorded which is being amortized over the term of the note payable.

The total debt discount was comprised of the debt discount related to the warrants and the derivative liability calculated on the convertible note. The fair value of the debt discount related to the warrants granted was $65,481, The fair value of the debt discount related to the convertible note was $505,206. The issuance of the convertible note resulted in an additional derivative expense in the amount of $220,688 as the total value of the debt discounts exceeded the face value of the promissory notes and a debt discount of $ 378,000 was recorded. As of June 30, 2014, the unamortized balance of the debt discount was $378,000.

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

Please refer to our risk factors included in Part 1, Item 1A of Amendment No. 2 to our Annual Report on Form 10-K for a discussion of certain risks that may impact the Company's liquidity and capital resources.

The Company believes that sales and pre-sales of diamonds, whether rough or polished, will provide it with liquidity for operations. In particular, the Company notes that it pre-sold in the first six months of 2014, over $1 million in polished diamonds, and received such cash in advance.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2014, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. As described below, material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 212 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses, our chief executive officer and chief financial officer has concluded that, as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level.

We intend to remedy the material weaknesses in our internal control over financial reporting and thereby make our disclosure controls and procedures effective by the actions described in Item 4(b).

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was not effective as of June 30, 2014 in certain respects as described below.

As of June 30, 2014 the Company had the following significant deficiencies in internal control over financial reporting. While Duas Barras, the source of all of the Company’s revenues and the vast majority of its transactions, did have adequate segregation of accounting functions, there was less segregation elsewhere. The condition of the Company’s accounting records and journal entries, most of which were kept not in English, but in Portuguese by Brazilian-based accountants, makes it difficult for an auditor to determine that all activity has been properly recorded. Additionally, during 2013, the Company performed an analysis of its inventory only at year end. In 2014, the Company is performing analysis of its inventory on a quarter-end basis.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the secondquarter of 2014 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2014, the Company issued and sold to Hyde Park LLC a convertible promissory note in the amount of $84,000 bearing interest at 10% per annum and due on April 30, 2015. The note payable is convertible into common shares of the Company at 60% of the average weighted share price in the 20 days before the conversion date. In connection with the sale of the convertible note the Company issued to Hyde Park LLC three year warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $.11 per share.

The note and warrants were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act by virtue of being offered without employing any form of general solicitation and being issued to only one purchaser which had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and which represented to the Company that it was acquiring the note and warrants for investment.

On June 27, 2014, the Company entered into a Securities Purchase Agreement with Group 10 Holdings LLC (the “Lender”) and issued to the Lender a Convertible Debenture in the principal amount of $378,000 (the “Debenture”). The Company received gross proceeds of $350,000 for the sale of such Debenture. The difference between the face amount of the Debenture and the gross proceeds received by the Company was legal costs and origination discount. The outstanding principal of the Debenture bears interest at the rate of 10% per annum and the conversion price is $0.11 per share, which was approximately 40% above the market price of the Common Stock when the transaction was consummated. Principal and accrued interest on the Debenture are due on June 27, 2015 (the “Maturity Date”). The holder of the Debenture has the option to convert all or any portion of the outstanding principal, interest and fees on the Debenture into shares of the Company’s Common Stock at a conversion price equal to the lesser of (a) $0.11 per share or (b) 60% of the lowest closing price of the Company’s common stock during the twenty trading days prior to the date that a notice of conversion is given by the holder. The Debenture is secured by a pledge of shares of the Company’s Common Stock to a collateral agent for the Lender. The initial number of shares pledged is 6,000,000 and such number of shares is subject to quarterly adjustment based on the market price for the Company’s Common Stock.

In connection with the issuance of the Debenture, the Company also issued to the Lender warrants to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $.11 per share (the “Warrants”). The Warrants are exercisable through June 30, 2017.

The Debenture and Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act by virtue of being offered without employing any form of general solicitation and being issued to only one purchaser which had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and which represented to the Company that it was acquiring the Debenture and Warrants for investment.

Item 6.  EXHIBITS

(a)	Exhibits

4.1	Warrant to Purchase 400,000 Shares of Common Stock of the Company issued to Hyde Park, LLC on April 28, 2014.

4.2	Option to Purchase 468,750 shares of Common Stock issued to The Nazari & Associates International Group, Inc. Defined Benefit Pension Plan on April 29, 2014.

4.3	Option to Purchase 468,750 shares of Common Stock issued to The Suter Family Trust u/t/a dated April 12, 2002, as amended and restated on April 29, 2014.

4.4	Option to Purchase 468,750 shares of Common Stock issued to John W. Helvin, Jr. on April 29, 2014.

4.5	Option to Purchase 468,750 shares of Common Stock issued to Matthew H. Taylor on April 29, 2014.

4.6	Warrant to Purchase 2,000,000 Shares of Common Stock of the Company issued to Group 10 Holdings, LLC on June 27, 2014.

4.7	Convertible Debenture in the principal dated amount of $378,000 to Group 10 Holdings LLC dated June 27, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BRAZIL MINERALS, INC.

Date: August 20, 2014	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

