Form 10-K/A
period 2013-12-31
Brazil Minerals, Inc.
filed 2014-09-09
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

155 North Lake Avenue

Suite 800

Pasadena, California 91101

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

 EXPLANATORY NOTE

On April 15, 2014 we filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the fiscal year ended December 31, 2013, on July 1, 2014 we filed with the SEC an Amendment No. 1 thereto to revise certain disclosures pursuant to a comment letter we received from the SEC regarding the Form 10-K and a Registration Statement on Form 10 we filed on April 29, 2014 and on July 30, 2014 we filed with the SEC an Amendment No. 2 thereto to revise certain disclosures pursuant to a comment letter we received from the SEC regarding the Form 10-K/A-1 and Amendment No. 1 to the Registration Statement on Form 10 we filed on July 1, 2014. We are filing this Amendment No. 3 to the Form 10-K to further revise certain disclosures pursuant to a comment letter we received from the SEC regarding Amendment No. 2 to the Form 10-K.

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

Competition

Our main source of revenue is from sales of diamonds and gold produced by MDB. Diamond production is a difficult field to penetrate due to regulatory requirements and limited availability of new resource areas. However, the market for rough and polished diamonds as well as gold is very large and the Company has been able to sell and believes for the foreseeable future it will continue to be able to sell with ease at satisfactory prices, all of the diamonds and gold produced by MDB. The Company does not depend on any one or a few customers to purchase its diamonds and gold.

Business conditions in Brazil favor producers of diamonds and gold, as demand is robust. We attribute these favorable conditions to the rise in the availability to Brazilian purchasers of discretionary income available for purchases of jewelry, including jewelry with diamonds and gold. A secondary reason, in our opinion, is the overall increase in worldwide demand for diamonds and gold from China and India. For instance, it is now becoming commonplace and expected practice in China for brides to receive diamond engagement rings; sources indicate China to be the largest diamond market in the world today.

We believe there are two reasons for our strong competitive position: (1) we have all of the necessary permits and licenses; and (2) the quality of our production.

Our competitive position among suppliers of diamonds and gold is particularly strong because we have all of the necessary licenses in place in our operations. Therefore, our merchandise, whether rough diamonds, polished diamonds, or our gold is able to be purchased openly and without restrictions since all of the supporting proof of provenance is available and in good order. Other producers that lack operational licenses do not enjoy our position and can only sell into the "black market".

A secondary reason for our strong competitive position is that the diamonds from the Jequitinhonha River valley are known in Brazil and in global diamond centers to be of generally high quality. Since our sources of diamonds are secondary valley deposits, it is presumed that the primary kimberlitic source of such diamonds was pierced by the river millions of years ago. Therefore, a process of erosion occurred which resulted in smaller, but well proportioned, "hardy" gems. These gems are fairly easy to be cut and polished, yielding appealing diamonds without the need for any post-production enhancements such as laser work.

Our pricing on sales of our rough or polished diamonds follows general market trends. We have not yet been in any situation in which we would have to lower our pricing to beat a competitor. In general we show our rough production to several potential buyers and choose to sell to the one offering the best price and/or overall best terms; for instance, payment via cash deposit in our bank account prior to retrieval of the diamonds bought. Our sales of polished diamonds use as guideline for pricing the generally accepted Rapaport industry scale for certified and graded diamonds. Similarly as to the sales of rough diamonds, the best terms and conditions, including pre-payment by buyers over many months in advance of delivery of our certified and graded diamonds dictate our choice of buyer.

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

Government Regulation

General

The Brazilian mining industry is highly regulated. MDB’s operations in Brazil are in full compliance with federal, state, and municipal regulations. We have obtained all of the necessary licenses and permits in the three necessary areas of regulation affecting our business: (1) mining regulation; (2) export regulation; and (3) environmental regulation and compliance.

Mining Regulation

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

There is no cost to maintain the export license active.

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

MDB has an Operational License from SUPRAM. Furthermore, the Company believes that MDB and the local office of SUPRAM in Montes Claros enjoy an excellent professional relationship and MDB continuously relies on SUPRAMS’s advice for best practices. In 2013, several additional requests and suggestions from SUPRAM for further enhancements at MDB were carried out, with costs at less than $10,000, and included an archaeological report (which indicated no archaeological findings), septic tank installation, and new plant and property placards. Other than these types of improvements, there is no annual cost to maintain the environmental license active.

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

Sales of Unregistered Securities

On September 30, 2013, we issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of our common stock until December 31, 2019. The notes bear interest at 10% per annum and are due on the earlier of the close of a $100,000 financing or May 31, 2014. The note payable can be converted into common shares at $0.125 per share, a premium of 25% above our common stock price at the time the transaction was entered into. The exercise price of the warrants is $0.15 per share, a premium of 50% above our common stock price at the time. The units were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only two purchasers, each of which had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and each of which represented to the Company that it or he was acquiring the shares for investment and could bear the economic risk of the investment. As of March 31, 2014, 25% of the notes had already been repaid, and the outstanding principal from the unpaid notes was $75,000.

Item 6. SELECTED FINANCIAL DATA..

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

The Company had an aggregate of $2,778,944 in operating expenses in FY2013, as compared to $152,655 in total operating expenses in FY2012. Exploration and production costs totaling $834,962 and stock based compensation totaling $1,210,391 comprised the majority of operating expenses in FY2013. No exploration and production costs or stock based compensation expense was incurred in FY2012.

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

Primarily as a result of the $2,626,289 increase in total operating expenses, the Company’s net loss increased by $2,260,661, from $174,463 in FY2012 to $2,435,124 in FY2013.

Net cash used in operating activities increased from $111,101 in FY2012 to $851,294 in FY2013, primarily as a result of the $1,360,724 increase in net loss from continuing operations, which was partially offset by non-cash items such as $1,210,391 in stock based compensation and $350,830 in increased inventory in FY2013.

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

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa	12/31/2012	-		$50,000	-		-		-	-	-	50,000
	12/31/2013	$155,234	(A)	-	$180,000	(B)	741,766	(B)	-	-	-	335,234	(C)

(A)	In lieu of cash payments of salary, the Company issued to Mr. Fogassa additional shares of common stock having an aggregate market value of $30,234 as of the dates of issuance.

(B)	On April 18, 2013, the Company granted to Mr. Fogassa options to purchase 2,000,000 shares of the Company’s Common Stock which had a value of $741,766 as of the date of grant of the option. On November 30, 2013 the Company rescinded and cancelled the grant of such options. As of such date the value of the rescinded options was $36,272.In lieu of the options, on November 30, 2013 the Company issued to Mr. Fogassa 2,000,000 shares with a deemed value of $180,000. The value of the options rescinded has been calculated in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of all assumptions made in the calculation of this amount. The value of the 2,000,000 shares issued to Mr. Fogassa in lieu of the options is based on the closing price of the Company’s Common Stock of $.09 per share on November 29, 2013.

(C)	Does not include option awards of $741,766 which were rescinded.

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

					Percentage of Voting Power
		Shares Beneficially			of all Outstanding Classes
Name and Address (1)	Office	Owned (2)		Percent of Class (3)	of Company Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	36,567,812	(5)	47.31%	73.2%

Brazil Mining, Inc.	-	29,426,849		38.51%	18.9%

Ambassador Paul Durand	Director	425,750	(6)	0.55%	*

Ambassador Roger Noriega	Director	419,125	(6)	0.54%	*

Luis Mauricio Ferraiuoli de Azevedo, Esq.	Director	5,000		0.01%	*

All executive officers and directors as a group (4 persons)		37,417,687	(5)(7)	48.41%	74.70%

Series A Preferred Stock

Marc Fogassa	Director	1		100%	73.2%

All executive officers and directors as a group		1		100%	74.70%

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

(4) The holders of our Series A Preferred Stock vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their beneficial ownership of shares of Series A Preferred Stock and Common Stock as of April 10, 2014, each person set forth in the table had the approximate percentage of the voting power of the common and preferred stock voting together as a single class as of such date set forth opposite their name. Mr. Fogassa disclaims voting power as to the shares of common stock owned by Brazil Mining, Inc. because the entire Board of Directors of Brazil Mining, Inc. makes decisions as to the voting of shares of companies owned by Brazil Mining, Inc.

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

On December 19, 2012 the Company entered into and consummated a Contribution Agreement with Brazil Mining (the “Contribution Agreement”) pursuant to which Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, certain mineral exploration rights on an approximately 10,000 hectare property located in the municipality of Borba, State of Amazonas, Brazil. Brazil Mining also entered into an Option Agreement with the Company pursuant to which Brazil Mining granted to the Company an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining would actually receive in respect of Brazil Mining’s then anticipated acquisition of a 55% equity interest in a Brazilian entity (the “Option Agreement”). Pursuant to the Contribution Agreement, the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company’s Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012. In connection with the Option Agreement, on December 19, 2012 the Company advanced $800,000 to Brazil Mining. The loan was payable on demand without interest. On January 2, 2013, the Company exercised the option granted to the Company pursuant to the Option Agreement and acquired 20% of the diamond production due BMI from BMI’s 55% interest in MDB. The $800,000 exercise price for the option was paid by the Company by cancelling the $800,000 loan receivable from Brazil Mining.

On March 23, 2013, our Board of Directors and the Board of Directors of BMI, each having obtained all necessary authority, celebrated an agreement pursuant to which our Brazilian subsidiary acquired Brazil Mining’s 55% interest in MDB for $660,000 in consideration.

During the year ended December 31, 2013, the Board of Directors of the Company loaned $40,650 to Brazil Mining. The loan is due on demand, bears interest at the rate of 6% per annum and is secured by a pledge of shares of common stock of the Company owned by Brazil Mining.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Brazil Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended December 31, 2013 and the period from March 1, 2012 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, revised as described in Note 11, present fairly, in all material respects, the financial position of Brazil Minerals, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and the period from March 1, 2012 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the entity’s 2013 stock-based compensation previously reported as $504,897 should have been $1,210,391. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 13, 2014, except for Notes 6, 8 & 11, as to which the date is September 4, 2014

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

	December 31, 2013 (Restated)	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$104,785	$863,189
Taxes recoverable	43,224	-
Inventory	146,172	-
Deposits	5,501	-
Loan receivable-related party	40,650	-
Total Current Assets	340,332	863,189

Capital Assets
Property, plant & equipment, net of accumulated depreciation	430,074	-

Other Assets
Intangible assets	139,653	-
Loan receivable-related party	-	800,000

Total Assets	$910,059	$1,663,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued expenses and accounts payable	$171,526	$67,362
Convertible notes payable, net of debt discount of $33,563	66,437	-
Loan from director	639	100
Total Liabilities	238,602	67,462

Stockholders’ Equity

Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 74,639,834 shares issued and outstanding (December 31, 2012- 69,963,434)	74,640	69,963
Additional paid-in-capital	39,334,784	37,370,516
Accumulated other comprehensive loss	(226,700)	-
Stock warrants	129,772	117,765
Deferred stock compensation	(69,611)	-
Deficit accumulated during the development stage	(38,981,390)	(35,962,517)
Parent company stockholders’ equity	261,495	1,595,727
Non-controlling interest equity	409,962	-
Total Stockholders’ Equity	671,457	1,595,727

Total Liabilities and Stockholders’ Equity	$910,059	$1,663,189

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year ended December 31, 2013 (Restated)	Period from March 1, 2012 to December 31, 2012

REVENUES	$791,780	$-

COST OF GOODS SOLD
Production expenses	445,262	-
Mining tax	3,568
	448,830	-
GROSS PROFIT	342,950	-

OPERATING EXPENSES
Professional fees	114,044	94,658
General and administrative expenses	326,908	3,885
Compensation and related costs	269,168	54,112
Stock based compensation	1,210,391	-
Exploration and production costs	834,962	-
Interest on promissory notes	2,500	-
Amortization of debt discount	20,138	-
Depreciation	433	-
TOTAL OPERATING EXPENSES	2,778,944	152,655

INTEREST INCOME	470	-

LOSS FROM CONTINUING OPERATIONS	(2,435,124)	(152,655)

LOSS FROM DISCONTINUED OPERATIONS	-	(21,808)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,435,124)	(174,463)

PROVISION FOR CORPORATE INCOME TAXES	0	-

NET LOSS	(2,435,124)	(174,463)

LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(216,251)	-

LOSS ATTRIBUTABLE TO BRAZIL MINERALS, INC.	$(2,218,873)	$(174,463)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	71,072,232	122,907,180

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year Ended December 31, 2013 (Restated)	Period from March 1, 2012 to December 31, 2012

Net Loss	$(2,435,124))	$(174,463)

Foreign Currency Translation:
Change in cumulative translation adjustment	226,700	-
Income tax benefit (expense)	-	-
Total Comprehensive Net Loss	(2,661,824)	-
Total Comprehensive Net Loss attributable to Non Controlling Interest	318,266	-
Total Comprehensive Net Loss attributable to Brazil Minerals, Inc.	$2,343,558	$-

The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (restated)

AS OF DECEMBER 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Common shares	Amount	Additional Paid in Capital	Stock Warrants	Non- controlling interest	Other comprehensive income	Deferred compensation	Deficit	Total Stockholders’ Equity
Balance, February 29, 2012	-	$-	129,332,040	$3,880	$18,320	$-	$-	$-	$-	$(4,712)	$17,488
Common shares voluntarily surrendered	-	-	(99,999,000)	(3,000)	3,000	-	-	-	-	-	-
Forgiveness of debt from prior director	-	-	-	-	6,169	-	-	-	-	-	6,169
Common shares issued for mining option and exploration rights	-	-	35,783,342	1,073	35,782,269	-	-	-	-	-	35,783,342
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	-	(35,783,342)	(35,783,342)
Preferred share issued	1	-	-	-	1	-	-	-	-	-	1
Common shares issued as share offering costs	-	-	2,847,005	85	2,846,920	-	-	-	-	-	2,847,005
Warrants issued as share offering costs	-	-	-	-	-	117,765	-	-	-	-	117,765
Common shares issued for cash	-	-	2,000,047	61	1,999,972	-	-	-	-	-	2,000,033
Share offering costs including cash, stock and warrants	-	-	-	-	(3,218,271)	-	-	-	-	-	(3,218,271)
Par value adjustment for stock split (33.333:1)	-	-	-	67,864	(67,864)	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	(174,463)	(174,463)

Balance, December 31, 2012	1	-	69,963,434	69,963	37,370,516	117,765	-	-	-	(35,962,517)	1,595,727

Shares issued for acquisition of subsidiary	-	-	1,000,000	1,000	659,000	-	-	-	-	-	660,000
Common shares issued for consulting	-	-	1,188,548	1,189	112,061	-	-	-	(69,611)	-	43,639
Common shares issued for mineral exploration costs	-	-	5,000	5	2,745	-	-	-	-	-	2,750
Shares issued for compensation-directors	-	-	50,000	50	4,450	-	-	-	-	-	4,500
Shares issued for payable to officer	-	-	382,852	383	24,617	-	-	-	-	-	25,000
Shares issued in connection with modification of equity award	-	-	2,000,000	2,000	141,728	-	-	-	-	-	143,728
Shares issued in connection with note payable	-	-	50,000	50	5,450	-	-	-	-	-	5,500
Debt discount on issuance of convertible note	-	-	-	-	20,694	-	-	-	-	-	20,694
Warrants issued in connection with convertible note	-	-	-	-	-	12,007	-	-	-	-	12,007
Stock options-director and officer	-	-	-	-	993,523	-	-	-	-	-	993,523
Non-controlling interest on acquisition of subsidiary	-	-	-	-	-	-	466,063	-	-	-	460,663
Additional capital contributions by non-controlling interest	-	-	-	-	-	-	160,150	-	-	-	165,550
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	-	(800,000)	(800,000)
Non controlling interest							(216,251)				216,251
Net loss for the period	-	-	-	-	-	-	-	(226,700)	-	(2,435,124)	(2,661,824)

Balance, December 31, 2013	1	$-	74,639,834	$74,640	$39,334,784	$129,772	$409,962	$(226,700)	$(69,611)	$(38,981,390)	$671,457

 The accompanying notes are an integral part of these financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	For the year ended December 31, 2013 (Restated)	For the period from March 1, 2012 to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period attributable to Brazil Minerals, Inc.	$(2,218,873)	$(174,463)
Net loss from discontinuing operations	-	21,808
Net loss from continuing operations	(2,218,873)	(152,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-controlling interest in income of subsidiary	(216,251)	-
Stock issued for mineral property option	2,749
Stock based compensation	1,210,391	-
Amortization of debt discount	20,138
Depreciation	433	-
Change in assets and liabilities:
(Increase) in taxes recoverable	(43,224)	-
(Increase) in loan receivable-related party	(40,650)
(Increase) in deposits	(5,501)
(Increase) in inventory	350,830	-
Increase in accrued expenses and accounts payable	88,664	66,112
Net Cash Provided (Used) by Continuing Operating Activities	(851,294)	(86,543)
Net Cash Used in Discontinued Operations	-	(24,558)
Net Cash Provided (Used) in Operating Activities	(851,294)	(111,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital asset	(3,413)	-
Advances to related party	-	(800,000)
Net Cash Used in Investing Activities	(3,413)	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	539	100
Net proceeds from sale of common stock	-	2,000,033
Cash paid for share offering costs	-	(253,500)
Cash acquired on acquisition of subsidiary	56,914	-
Capital contributions received from non-controlling interests	165,550	-
Proceeds from note payable	100,000	-
Net Cash Provided by Continuing Financing Activities	323,003	1,746,633
Net Cash Provided by Discontinued Financing Activities	-	6,169
Net Cash Provided by Financing Activities	323,003	1,752,802

Effect of exchange rate changes on cash	(226,700)

Net Increase (decrease) in Cash and Cash Equivalents	(758,404)	841,701

Cash and equivalents, beginning of period	863,189	21,488

Cash and equivalents, end of period	$104,785	$863,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Loan receivable converted to interest in mineral property rights	$800,000	$0
Shares issued for acquisition of 55% of subsidiary	$660,000	$35,783,342
Debt discount on convertible notes	$32,701	$0
Stock and warrants issued as share offering costs	$0	$2,923,345
Forgiveness of shareholder debt recorded as contributed capital	$0	$6,169
Stock options issued with convertible notes	$5,500	$0

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718. The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company’s stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. The Company issued $1,210,391 and $Nil in stock based compensation to employees, consultants, directors, and advisors during the years ended December 31, 2013 and 2012, respectively.

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

During the period ended December 31, 2013, the Company issued 2,000,000 shares to an officer and director of the Company pursuant to a stock based compensation with a deemed value of $180,000. These shares were issued pursuant to a cancellation of an option grant, as further described under Common Stock Options. In addition the Company issued 382,852 shares of common stock to an officer in lieu of cash compensation of $25,000.

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

On November 30, 2013, the Board of Directors of the Company rescinded and cancelled the grant to the Chief Executive Officer of 2,000,000 options with a deemed value of $741,766 as of the date of grant (April 18, 2013) and a deemed value of $36,272 as of November 30, 2013and instead issued to him 2,000,000 shares with a deemed value of $180,000. The values of the options of the options as of April 18, 2013 and November 30, 2013 were determined by using the Black-Scholes option pricing model with the following assumptions:

	April 18, 2013	November 30, 2013
Stock price	$0.60	$0.09
Exercise price	$0.58	$0.09
Expected life (years)	5 years	5 years
Risk free interest rate	.71%	1.37%
Volatility	76%	77%

 The cancellation of the options was accounted for as a cancellation and replacement of an option award. The deemed value of the original options on the cancellation date of $36,272 was credited to stock-based compensation.

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

NOTE 8 - INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $2,435,124 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Federal income tax benefit attributable to:
Current Operations	$827,942	$59,317
Less: valuation allowance	(827,942)	(59,317)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$888,861	$60,919
Less: valuation allowance	(888,861)	(60,919)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,435,124 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 11 – Correction of an Error

In August 2014, the Company identified errors in previously reported financial statements relating to the recording of the accounting for stock based compensation for the year ended December 31, 2013. The following table represents the effects of the error for the year ended December 31, 2013.

	December 31, 2013
	As Originally	Error	As
	Filed	Corrections	Restated
CONSOLIDATED BALANCE SHEET
Additional paid-in capital	38,629,290	705,494	39,334,784
Deficit accumulated during the development stage	(38,275,896)	(705,494)	(38,981,390)

CONSOLIDATED STATEMENT OF OPERATIONS	For the year ended December 31, 2013
	As Originally filed	Error Corrections	As restated
Stock based compensation	504,897	705,494	1,210,391
Total operating expenses	2,073,050	705,494	2,778,944
Loss from continuing operations	(1,729,630)	(705,494)	(2,435,124)
Loss before provision for income tax	(1,729,630)	(705,494)	(2,435,124)
Net (loss)	$(1,729,630)	(705,494)	(2,435,124)
Loss attributable to Brazil Minerals, Inc.	(1,513,379)	(705,494)	(2,218,873)
Basic and diluted loss per share	$(0.02)		(0.03)
Weighted average shares outstanding	71,072,232		71,072,232

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE (Loss)	For the year ended December 31, 2013
	As Originally Filed	Error Corrections	As Restated
Net loss	(1,729,630)	(705,494)	(2,435,124)
Total comprehensive net loss	(1,956,330)	(705,494)	(2,661,824)
Total comprehensive net loss attributable to Brazil Minerals, Inc.	(1,638,064)	(705,494)	(2,343,558)

Consolidated STATEMENT OF STOCKHOLDERS’ EQUITY	Total Stockholders’ Equity
	as of December 31, 2013
	As Originally Filed	Error Correction	As Restated
Shares Issued for payable to officer	205,000	(180,000)	25,000
Shares Issued in connection with modification of equity award	-	143,728	143,728
Cancellation of stock options - director	(741,766)	741,766	-
Net loss for the period	(1,956,330)	(705,494)	(2,661,824)

Consolidated STATEMENT OF CASH FLOWS	For the year ended December 31, 2013
	As Originally Filed	Error Correction	As Restated

Net loss for the period attributable to Brazil Minerals, Inc.	(1,513,379)	(705,494)	(2,218,873)
Net loss from continuing operations	(1,513,379)	(705,494)	(2,218,873)
Stock based compensation	504,897	705,494	1,210,391

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

 NOTE 12 - SUBSEQUENT EVENTS

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: September 9, 2014		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa
Marc Fogassa	Chief Executive Officer	September 9, 2014
and Director; Chief Financial Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	September 9. 2014
Roger Noriega

/s/ Paul Durand	Director	September 9. 2014
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	September 9, 2014
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit Number	Description
2.1	Exchange Agreement dated as of March 23, 2013 between the Company and Brazil Mining. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2013.
3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012 (the “S-1”).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012 (the “December 2012 8-K”).
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.2 to the December 2012 8-K.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013 (the “January 2013 8-K”).
3.5	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 24, 2013. Incorporated by reference to Exhibit 3.2 to the January 2013 8-K.
3.6	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
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