Form 10-K/A
period 2013-12-31
Brazil Minerals, Inc.
filed 2014-09-29
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

EXPLANATORY NOTE

On April 15, 2014 we filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the fiscal year ended December 31, 2013, on July 1, 2014 we filed with the SEC an Amendment No. 1 thereto to revise certain disclosures pursuant to a comment letter we received from the SEC regarding the Form 10-K and a Registration Statement on Form 10 we filed on April 29, 2014,on July 30, 2014 we filed with the SEC an Amendment No. 2 thereto to revise certain disclosures pursuant to a comment letter we received from the SEC regarding the Form 10-K/A-1 and Form 10/A-1 we filed on July 1, 2014 and on September 9, 2014 we filed with the SEC an Amendment No. 3 to the Form 10-A and an Amendment No. 3 to the Form 10-K to revise certain disclosures pursuant to a comment letter we received from the SEC regarding the Form 10-K/A-2 and Form 10/A-2. We are filing this Amendment No. 4 to the Form 10-K to further revise certain disclosures pursuant to a comment letter we received from the SEC regarding Amendment No. 3 to the Form 10-K.

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

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code

Audit Committee Financial Expert

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

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa	12/31/2012	-		$50,000	-		-		-	-	-	50,000
	12/31/2013	$155,234	(A)	-	$180,000	(B)	741,766	(B)	-	-	-	1,077,000

(A)	In lieu of cash payments of salary, the Company issued to Mr. Fogassa additional shares of common stock having an aggregate market value of $30,234 as of the dates of issuance.

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

On December 19, 2012 the Company entered into and consummated a Contribution Agreement with Brazil Mining (the “Contribution Agreement”) pursuant to which Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, certain mineral exploration rights on an approximately 10,000 hectare property located in the municipality of Borba, State of Amazonas, Brazil. Brazil Mining also entered into an Option Agreement with the Company pursuant to which Brazil Mining granted to the Company an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining would actually receive in respect of Brazil Mining’s then anticipated acquisition of a 55% equity interest in a Brazilian entity (the “Option Agreement”). Pursuant to the Contribution Agreement, the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company’s Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012. In connection with the Option Agreement, on December 19, 2012 the Company advanced $800,000 to Brazil Mining. The loan was payable on demand without interest. No principal payments on such loan were made until January 2, 2013, when the Company exercised the option granted to the Company pursuant to the Option Agreement and acquired 20% of the diamond production due BMI from BMI’s 55% interest in MDB. The $800,000 exercise price for the option was paid by the Company by cancelling the $800,000 loan receivable from Brazil Mining.

On March 23, 2013, our Board of Directors and the Board of Directors of BMI, each having obtained all necessary authority, celebrated an agreement pursuant to which our Brazilian subsidiary acquired Brazil Mining’s 55% interest in MDB for $660,000 in consideration.

During the year ended December 31, 2013, the Board of Directors of the Company loaned $40,650 to Brazil Mining. No principal or interest payments were made on the loan during 2013. From January 1, 2014 through March 31, 2014 an aggregate of $6,216 in principal was paid and as of March 31, 2014 $34,434 in principal was outstanding The loan is due on demand, bears interest at the rate of 6% per annum on any amounts outstanding after June 30, 2014 and is secured by a pledge of shares of common stock of the Company owned by Brazil Mining.

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

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2013 AND
FOR THE PERIOD FROM MARCH 1, 2012 TO DECEMBER 31, 2012

	Year Ended December 31, 2013 (Restated)	Period from March 1, 2012 to December 31, 2012

Net Loss	$(2,435,124)	$(174,463)

Foreign Currency Translation:
Change in cumulative translation adjustment	226,700	-
Income tax benefit (expense)	-	-
Total Comprehensive Net Loss	(2,661,824)	-
Total Comprehensive Net Loss attributable to Non Controlling Interest	318,266	-
Total Comprehensive Net Loss attributable to Brazil Minerals, Inc.	$2,343,558	$-

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

NOTE 11 – CORRECTION OF AN ERROR (continued)

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: September 29, 2014		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa
Marc Fogassa	Chief Executive Officer	September 29, 2014
and Director; Chief Financial Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	September 29. 2014
Roger Noriega

/s/ Paul Durand	Director	September 29. 2014
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	September 29, 2014
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
4.8	Warrant to Purchase 488,000 Shares of the Company’s Common Stock Issued to Una Hannah, LP on January 8, 2014. Incorporated by reference to Exhibit 4.8 to the 2013 10K/A-1.
4.9	Convertible Debenture of the Company dated March 28, 2014 in the principal amount of $63,000 to the order of Group 10 Holdings LLC. Incorporated by reference to Exhibit 4.9 to the 2013 10K/A-1.
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc. Incorporated by reference to Exhibit 10.4 to the 2013 10K/A-1.
10.5	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 10-K”).
10.6	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.
10.7	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC. Incorporated by reference to Exhibit 10.7 to the 2013 10K/A-1.
21.1	Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the 2013 10K/A-1.
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
Interactive Data files pursuant to Rule 405 of Regulation S-T. Incorporated by reference to Exhibit 101 to Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

*Filed herewith