Form 10-Q
period 2014-09-30
Brazil Minerals, Inc.
filed 2014-11-17
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-55191

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2014 the registrant had 99,576,569 shares of common stock, par value $.001 per share, issued and outstanding.

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(unaudited)

	September 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$141,879	$104,785
Taxes recoverable	53,189	43,224
Prepaid expenses	203,052	-
Inventory	437,248	146,172
Deposits and advances	102,445	5,501
Loan receivable-related party	113,434	40,650
Total current assets	1,051,247	340,332

Capital assets:
Property and equipment, net of accumulated depreciation	606,756	430,074
Other assets:
Investment under the equity method	145,165	-
Intangible assets	134,640	139,653
Total assets	$1,937,808	$910,059

Liabilities
Current liabilities
Accrued expenses and accounts payable	$278,137	$171,526
Deferred revenue- current	491,230	-
Convertible notes payable, net of debt discount of $507,464 (2013 $33,563)	554,036	66,437
Derivative liability	817,378	-
Loan from director	-	639
Total current liabilities	2,140,781	238,602

Long term liabilities
Deferred revenue- non current	500,000	-
Total liabilities	2,640,781	238,602

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	-
Common stock , $0.001 par value, 300,000,000 shares authorized; 98,492,956 shares issued and outstanding (December 31, 2013- 74,639,834)	98,493	74,640
Additional paid-in capital	40,262,328	39,334,784
Accumulated other comprehensive loss	(275,720)	(226,700)
Stock warrants	218,656	129,772
Deferred stock compensation	(337,500)	(69,611)
Accumulated deficit	(40,669,231)	(38,981,390)
Total stockholders' equity (deficit)	(702,973)	261,495
Non-controlling interest	-	409,962
Total liabilities and stockholders' equity (deficit)	$1,937,808	$910,059

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenues	$302,401	$266,070	$403,845	$417,986

Costs of goods sold:
Production expenses	93,839	139,162	168,885	222,083
Mining tax	-	865	844	1,399
Total cost of goods sold	93,839	140,027	169,729	223,482
Gross profit	208,562	126,043	234,116	194,504

Operating expenses:
Professional fees	62,292	37,968	137,434	101,647
Consulting fees	-	-	51,700	-
General and administrative expenses	107,402	94,484	416,729	194,177
Compensation and related costs	44,178	57,212	138,643	253,249
Stock based compensation	128,080	8,250	481,877	1,017,650
Exploration costs	-	23,470	-	62,591
Depreciation	-	108	216	324
Total operating expenses	341,952	221,492	1,226,599	1,629,638

Loss from operations	(133,390)	(95,449)	(992,483)	(1,435,134)

Other expense (income)
Loss (gain) on derivative liability	(160,686)	-	(151,436)	-
Interest on promissory notes	29,757	-	59,536	-
Amortization of debt discount and other fees	247,629	-	354,796	-
Loss on extinguishments of debt	-	-	97,898	-
Derivative expense	45,109	-	309,658	-
Other	228	-	-	-
Total other expense (income)	162,037	-	670,452	-

Loss before provision for income taxes	(295,427)	(95,449)	(1,662,935)	(1,435,134)

Provision for corporate income taxes	(16,998)	(6,038)	(16,998)	(9,359)

Net loss	$(312,425)	$(101,487)	$(1,679,933)	$(1,444,493)

Income attributable to non-controlling interest	(23,705)	(29,417)	(7,908)	(54,813)

Loss attributable to Brazil Minerals Inc.	$(336,130)	$(130,904)	$(1,687,841)	$(1,499,306)

Net loss per share: Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average number of shares outstanding: Basic and diluted	89,133,998	70,983,434	81,692,030	70,971,888

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Net loss	$(336,130)	$(130,904)	$(1,687,841)	$(1,499,306)

Foreign currency translation:
Change in cumulative translation adjustment	(115,018)	(12,391)	(49,020)	28,947
Income tax benefit (expense)	-	-	-	-
Total comprehensive net loss	$(451,148)	$(143,295)	$(1,736,861)	$(1,470,359)
Total comprehensive net income (loss) attributable to noncontrolling interest	1,527	5,575	-	(13,026)
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(449,621)	$(137,719)	$(1,736,861)	$(1,483,385)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(1,687,841)	$(1,499,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	7,908	54,813
Stock based compensation and services	481,877	1,020,400
Amortization of prepaid option expense as cost of goods sold	5,776	-
Loss (gain) on derivative liability	(151,436)	-
Amortization of debt discount	356,796	-
Derivative expense	309,658	-
Loss on extinguishment of debt	97,898	-
Depreciation and amortization	216	324
Change in assets and liabilities:
Taxes recoverable	(9,965)	-
Prepaid expenses	(57,886)	-
Accounts receivable	-	(16,864)
Deposits and advances	(96,944)	-
Inventory	(291,076)	(106,301)
Accrued expenses and accounts payable	113,224	3,181
Deferred revenue	991,230	-
Net cash provided by (used in) operating activities	69,435	(543,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	(176,898)	(46,903)
Advances to related party	(72,784)	(182,714)
Purchase of noncontrolling interest	(1,050,000)	-
Investment accounted for by the equity method	(101,297)	-
Increase in intangible assets	(9,342)	-
Net cash used in investing activities	(1,410,321)	(229,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	-	(100)
Cash acquired on acquisition of subsidiary	-	59,433
Net proceeds from sale of common stock	393,000	-
Capital contributions received	-	53,359
Deferred financing costs	-	(10,000)
Cash paid for share offering costs	-	-
Proceeds from convertible notes payable	1,059,000	100,000
Repayment of convertible note payable	(25,000)	-

Net cash provided by financing activities	1,427,000	202,692

Effect of exchange rate changes on cash	(49,020)	28,947

Net increase (decrease) in cash and cash equivalents	37,094	(541,731)

Cash and cash equivalents, beginning of period	104,785	863,189

Cash and cash equivalents, end of period	$141,879	$321,458

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$16,998	$-

Supplemental Non-Cash Investing and Financing Information
Loan receivable converted to interest in mineral property rights	$-	$800,000
Shares issued for exploration rights and mineral property option	$-	$580,000
Share options issued as prepaid expense	$150,942	$-
Shares issued for equity investment	$43,868	$-
Shares issued in connection with conversion of debt	$148,003	$-
Shares issued in connection with diamond purchase agreement	$337,500	$-
Shares issued for increase in investment in subsidiary	$212,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. (“BMIX” or the “Company”) was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. The Company, through subsidiaries, mines and sells diamonds and gold, and owns or has options on other mineral assets in Brazil.

On December 18, 2012, the Company entered into and consummated an acquisition agreement with Brazil Mining, Inc. (“BMI”) whereby BMI agreed to transfer to the Company certain mining and exploration rights, in exchange for 35,783,342 shares of the Company. At the same time, the previous sole director surrendered for voluntary cancellation, 99,999,000 shares of common stock of the Company such that, upon the transaction and a simultaneous private placement by the Company of its common stock, BMI owned 51% of the outstanding common stock of the Company. The Company changed its name to Brazil Minerals, Inc. on December 24, 2012. Also see Note 3.

Principles of Consolidation

These financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. (“BMIX Subsidiary”), which at December 31, 2013 owned 55% of Mineração Duas Barras Ltda. (“MDB”). During the nine months ended September 30, 2014, BMIX Subsidiary acquired the remaining 45% of MDB. Thus, as September 30, 2014, MDB is a wholly owned subsidiary. See Note 3 for additional information All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP accounting”) of the United States of America and are presented in U.S. dollars. In 2013, the Company elected to change its year end date from February 28 to December 31.

The accompanying unaudited interim financial statements of Brazil Minerals, Inc. have been prepared in accordance with generally accepted accounting principles of the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In management’s opinion, all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position of the Company have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Fair Value of Financial Instruments

The Company follows the guidance of Accounting Standards Codification ("ASC") 820 – Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for discussion regarding the determination of the fair market value. The Company does not have any level 1 or 3 assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalents, loans and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian reais.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Typically, the Company records revenues upon delivery of the products to the customer. As of September 30, 2014, the Company had deposits of $991,230 related to proceeds received for future diamond sales which have been recorded as deferred revenue. A portion of these deposits are recorded as long term as the agreements provide for the delivery of diamonds in excess of one year from the balance sheet date. During the nine months ended September 30, 2014, the Company recognized revenue of $33,700 related to the delivery of diamonds pursuant to the agreements.

Inventory

Inventory consists of diamonds, gold and related production costs and is stated at lower of cost or market.

Investment under the Equity Investment

During the nine months ended September 30, 2014, BMIX subsidiary entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda for 250,000 reais, approximately $112,875 USD and 100,000 reais in value equivalent in common shares of the Company. As of September 30, 2014, the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $101,297. The investment will be accounted for using the equity method. As of September 30, 2014, the Company is required to make one additional payment of 50,000 reais in October 2014.

Capital Assets

Capital assets consisting of the diamond and gold processing plant and other machinery are recorded at cost and depreciated on a straight line basis over an estimated useful life of 10 years. Capital assets consisting of computer and other office equipment are recorded at cost and depreciated on a straight line basis over an estimated useful life of three (3) years. During the nine months ended September 30, 2014, depreciation expense of $41,668 had been capitalized to inventory and expensed through exploration and production costs and $216 had been expensed through depreciation expense.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with FASB ASC 260 which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of September 30, 2014, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718. The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company’s stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. See Note 5 for a discussion regarding common stock, options and warrants issued.

Recent Accounting Pronouncements

We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY AND OPTION EXERCISE

In 2012, the Company issued a loan to BMI for $800,000. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by BMI for a 20% share of the MDB diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed as payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in MDB.

NOTE 3 –ACQUISITION OF MDB INTEREST

On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI’s interest in MDB in exchange for the issuance to BMI of 1,000,000 shares of the Company’s common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option as discussed in Note 2. The net assets of MDB at the date of the acquisition of the 55% equity interest in MDB were $1,035,695. The acquisition was accounted for using the purchase method. As a result of the transaction, non-controlling interest of $460,663 was recognized in the consolidated financial statements.

The net assets upon the above acquisition consisted of the following:

Cash	$56,914
Inventory	497,002
Equipment	508,105
Intangible assets	163,918
Liabilities assumed	(202,244)

Net assets	$1,023,695

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

During the nine months ended September 30, 2014, the Company acquired the remaining 45% interest in MDB for cash of $1,050,000 and 2,817,857 shares of common stock of the Company with a fair market value of $212,100 based upon the closing market price of the Company's common stock on the dates of acquisition. This resulted in a decrease in non-controlling interest of $417,870 and a decrease in additional paid in capital of $844,230.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

$100,000 Convertible Note Payable

On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company’s common stock until December 31, 2019. The notes bear interest of 10% per annum and are due on the earlier of the close of $100,000 financing or May 31, 2014. The note payable can be converted into common shares of the Company at $0.125 per share. The conversion price of the warrants is $0.15 per share and expire on December 31, 2019. During the period ended March 31, 2014, $25,000 of the note was repaid. The Company recorded a debt discount of $53,701 related to the issuance of the convertible note. As of September 30, 2014, the entire debt discount has been amortized to interest expense. In May 2014, the conversion feature of the note was amended to the lower of $0.11 or 60% of the lowest closing price in the 20 days before the conversion date and the term of the note was extended to September 30, 2014. For accounting purposes, the modifications to the original loan terms were treated as an extinguishment of debt, which resulted in a loss on extinguishment of debt in the amount of $97,898 which was recorded on the statement of operations as an increase to additional paid in capital. In addition, on May 5, 2014 a derivative liability of $53,702 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($.08), expected dividend yield of 0%, expected volatility of 77.67%, risk free interest rate of 0.12% and an expected term of .40 years. As of September 30, 2014, the derivative liability was $0 because as noted in the next paragraph the convertible note payable was fully paid or converted.

During the nine months ended September 30, 2014, $75,000 of the debt was converted into 2,279,066 shares of common stock of the Company.

The total debt discount was comprised of the debt discount related to the warrants, the convertible note, and stock and cash given in exchange for issuing the convertible notes. The fair value of the debt discount related to the warrants granted was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and an expected term of 6.25 years. The fair value of the debt discount related to the convertible note was $20,694 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.11), expected dividend yield of 0%, expected volatility of 87.67%, risk-free interest rate of 0.07%, and an expected term of .67 years. The fair value of the stock and cash given in consideration for issuing the convertible notes was $11,000 and $10,000, respectively. The convertible notes called for the payment of one-half of the stock and cash upon issuing the convertible notes and the remainder upon the repayment of the notes. As of September 30, 2014, $5,500 in stock and $5,000 in cash had been satisfied and the remainder due is reflected in accounts payable.

$244,000 Convertible Note Payable

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

All principal on the Note is payable on March 31, 2015 (the “Maturity Date”). Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and is being amortized over the life of the note. As of September 30, 2014, the unamortized debt discount was $3,588.

$27,500 Convertible Note Payable

On January 24, 2014, the Company issued and sold a convertible promissory note in the amount of $27,500, bearing interest of 10% per annum and due on December 31, 2014. The note payable is convertible into common shares of the Company at the lower of $0.07 per share or 60% of the lowest volume weighted average share price in the 20 days before the conversion date. On issuance, a debt discount of $2,500 was recorded and is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $29,084 and was re-valued at September 30, 2014, totaling $9,629. As the value of the derivative liability exceeded the face value of the promissory note, a derivative expense in the amount of $4,084 was recorded. As of September 30, 2014, the unamortized balance of the debt discount is $8,367.

During the nine months ended September 30, 2014, $17,500 of the debt was converted into 598,432 shares of the Company's common stock.

The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of valuation ranging from ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 112% - 93.50%, risk-free interest rate of 0.07-0.12%, and an expected term of .25-0.9167 years.

$222,500 Convertible Note Payable

On February 21, 2014, the Company issued and sold a convertible promissory note in the amount of $222,500, bearing interest at 10% per annum and due on December 21, 2014. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 75% of the lowest traced price in the 20 days before the conversion date, which adjusts to 65% if the average during the 20 day period is less than $0.05. A derivative liability was recorded related to the conversion feature of the note in the amount of $82,329. The total debt discount recorded in connection with the derivative liability and OID was $104,829. On September 30, 2014, the derivative liability was revalued at $135,717. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 148% - 117%, risk-free interest rate of 0.12%, and an expected term of 0.25-0.83 years. As of September 30, 2014, the unamortized debt discount was $26,707.

During the nine months ended September 30, 2014, $50,000 of the debt was converted into 1,458,675 shares of the Company's common stock.

$63,000 Convertible Note Payable

On March 31, 2014, the Company issued and sold a convertible promissory note in the amount of $63,000, bearing interest at 10% per annum and due on March 31, 2015. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, a debt discount of $3,000 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $65,148 on March 31, 2014 and was revalued on September 30, 2014 for $64,199. The derivative liability was valued and revalued using the Black- Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 112% - 93.50%, risk-free interest rate of 0.07-0.12%, and an expected term of 0.50 - 1.0. Since the total debt discount on the date of issuance of $68,148 exceeded the face value of the note a derivative expense of $5,148 was recorded. As of September 30, 2014, the unamortized debt discount was $22,837.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

$84,000 Convertible Note Payable

On April 30, 2014, the Company issued and sold a convertible promissory note in the amount of $84,000 and warrants to purchase an aggregate of 400,000 shares of the Company’s common stock, par value $.001 per share at an exercise price of $0.11 per share through April 30, 2017. The outstanding principal of the note bears interest at 10% per annum and is due on April 30, 2015. The note is convertible into common shares of the Company at the lesser of $0.11 or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, an original issue discount of $4,000 was recorded and is being amortized over the term of the note payable.

The total debt discount of $89,000 was comprised of the original issue discount, debt discount related to the warrants and derivative liability calculated on the convertible note. The fair value of the debt discount related to the warrants granted was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75%, risk-free interest rate of .12%, and an expected term of 3.00 years. The fair value of the debt discount relating to derivative liability on the date of issuance of $72,092 and was revalued at September 30, 2014 at $91,737. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 113% - 75%, risk-free interest rate of 0.07-0.12%, and an expected term of 0.75 - 1.0 years. As of September 30, 2014, the balance of the unamortized debt discount was $49,000.

$378,000 Convertible Note Payable

On June 27, 2014, the Company issued and sold a convertible promissory note in the amount of $378,000 and warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock, par value $.001 per share at an exercise price of $0.11 per share through June 30, 2017. The outstanding principal bears interest of 10% per annum and is due on June 27, 2015. The note payable is convertible into common shares of the Company at the lesser of $0.11 or 60% of the lowest trade share price in the 20 days before the conversion date. On issuance, a debt discount of $28,000 was recorded which is being amortized over the term of the note payable.

The total debt discount was comprised of the debt discount related to the warrants and the derivative liability calculated on the convertible note. The fair value of the debt discount related to the warrants granted was $65,481 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.08), expected dividend yield of 0%, expected volatility of 76%, risk-free interest rate of 0.12%, and an expected term of 3.00 years. The fair value of the debt discount related to the derivative liability was $505,206 and was calculated using the Black-Scholes option pricing model. The issuance of the convertible note resulted in an additional derivative expense in the amount of $220,688 as the total value of the debt discounts exceeded the face value of the promissory notes and a debt discount of $ 378,000 was recorded. On September 30, 2014, the derivative liability was revalued at $414,307. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility ranging from 113% - 85.45%, risk-free interest rate of 0.12%, and an expected term ranging from 0.75 - 1.00 year. As of September 30, 2014, the unamortized balance of the debt discount was $283,500.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

$110,000 Convertible Note Payable

On August 14, 2014, the Company issued a convertible promissory note in the amount of $110,000, on which proceeds of $100,000 were received, bearing interest at 10% per annum and due on June 14, 2015. On issuance, a debt discount related to the OID of $10,000 was recorded which is being amortized over the term of the note payable. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 75% of the lowest traded price in the 20 days before the conversion date, which adjusts to 65% if the average of the three lowest daily volume weighted average trading prices during the 20 day period is less than $0.05. A derivative liability was recorded related to the conversion feature of the note in the amount of $145,109. The total debt discount recorded in connection with the derivative liability and OID was $110,000 resulting in additional derivative expense of $45,109. On September 30, 2014, the derivative liability was revalued at $101,790. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.06 - $0.05), expected dividend yield of 0%, expected volatility of 119% - 114%, risk-free interest rate of 0.12%, and an expected term of 0.71 - 0.83 year. As of September 30, 2014, the unamortized debt discount was $94,961.

NOTE 5 – COMMON STOCK

Authorized, Amendments and Stock Split

As of December 31, 2013, the Company had 150,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 series A preferred stock authorized with a par value of $0.001. On May 27, 2014, the Company amended its Articles of Incorporation to increase the authorized share capital to 300,000,000 with a par value of $0.001 per share. As of September 30, 2014, the Company had 300,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 series A preferred stock authorized with a par value of $0.001.

On January 22, 2013, the Company declared a 33.333:1 stock dividend (treated as a stock split) payable to shareholders of record as of January 25, 2013. All share and per share data has been retrospectively adjusted for the stock split.

Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, the Company issued 3,174,797 shares of common stock with a fair market value of $351,185 to its officers and certain consultants in lieu of cash payment.

During the nine months ended September 30, 2014, a shareholder returned 33,125 shares of common stock to treasury for cancellation. This resulted in an increase of $33 to additional paid in capital.

During the nine months ended September 30, 2014, the Company issued 4,336,173 shares of common stock in connection with the conversion of convertible notes payable and accrued interest of $148,003.

During the nine months ended September 30, 2014, the Company consummated stock purchase agreements with 10 investors pursuant to which the Company sold 9,147,618 shares of common stock to the investors for $393,000 cash. In addition, the Company issued warrants in connection with the stock purchase agreements. See the warrants section below for additional information.

See Notes 3, 4 and 6 for discussion of additional common stock issuances.

Year Ended December 31, 2013 Transactions

On May 28, 2013, the Company issued 5,000 shares of common stock with a deemed value of $2,750 pursuant to an option agreement on a mineral property. The Company has since abandoned the option.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

On September 30, 2013, the Company issued 50,000 shares of common stock with a deemed value of $5,500 in connection with the issuances of convertible notes. An additional 50,000 shares of common stock are to be issued when the debt has been repaid. The deemed value of these shares of $5,500 has been recorded as an accrued liability until they are issued. See note 5.

On November 25, 2013, the Company issued 300,000 shares of common stock with a deemed value of $27,000 for consulting services. Prepaid stock compensation of $22,500 was recorded to be amortized over the remaining term of the consulting contract.

On November 30, 2013, the Company issued 50,000 shares to non-management directors with a deemed value of $4,500.

On December 6, 2013, the Company issued 400,000 shares of common stock with a deemed value of $32,000 for consulting services. Prepaid stock compensation of $23,111 was recorded and will be amortized over the remaining term of the consulting contract.

On December 9, 2013, the Company issued 400,000 shares of common stock with a deemed value of $36,000 for consulting services. Prepaid stock compensation of $24,000 was recorded and will be amortized over the remaining term of the consulting contract.

During the year ended December 31, 2013, the Company issued 2,000,000 shares with a deemed value of $180,000 to an officer and director of the Company pursuant to a stock based compensation agreement. In addition, the Company issued 382,852 shares of common stock to an officer in lieu of cash compensation of $25,000.

During the year ended December 31, 2013, the Company issued 88,548 shares of common stock with a deemed value of $18,250 for consulting services, mostly related to geological studies and analysis.

Common Stock Options

On April 18, April 23, and November 30, 2013, the Board of Directors of the Company granted options to purchase an aggregate of 2,400,000, 200,000, and 600,000, shares of common stock, respectively, to non-management directors and an officer. The options were valued at $890,119, $69,711, and $33,691, respectively, using the Black-Scholes option pricing model with the following assumptions:

	April 18, 2013	April 23, 2013	November 30, 2013
Stock price	$0.60	$0.57	$0.09
Exercise price	$0.58	$0.57	$0.09
Expected life (years)	5 years	5 years	5 years
Risk free interest rate	.71%	.71%	1.37%
Volatility	76%	76%	77%

On March 31, 2014, June 30, 2014 and September 30, 2014, the Board of Directors of the Company granted options to purchase an aggregate of 424,560, 366,860, 123,578, and 851,745, respectively, shares of common stock to non-management directors and a consultant. The options were valued at $35,345, $25,000, $8,281 and $37,116, respectively, using the Black-Scholes option pricing model with the following assumptions:

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

	March 31,2014	June 30, 2014	June 30, 2014	September 30, 2014 (weighted avg)
Stock price	$0.10	$0.08	$0.09	$0.05
Exercise price	$0.09590	$0.082	$0.074	$0.06
Expected life (years)	5 years	5 years	5 years	5 years
Risk free interest rate	1.20%	1.20%	1.20%	1.70%
Volatility	120.95%	120.95%	120.95%	137.00%

See Note 6 discussion regarding options issued in connection with future diamond sales.

Common Stock Warrants

Warrants Issued with Convertible Notes

During the year ended December 31, 2013, 200,000 warrants were issued in connection with convertible notes. These warrants expire on December 31, 2019 and have an exercise price of $0.15. The fair value of the warrants was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and an expected term of 6.25 years.

As described in Note 5, 488,000 warrants were issued as part of a convertible note placement that occurred on January 7, 2014. These warrants expire on December 26, 2018 and have an exercise price of $0.125. The fair value of the warrants was $10,252 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.07), expected dividend yield of 0%, expected volatility of 53.17%, risk-free interest rate of 1.69%, and an expected term of 5.00 years.

As described in Note 5, 400,000 warrants were issued as part of a convertible note placement that occurred on April 30, 2014. These warrants expire on April 30, 2017 and have an exercise price of $.11. The fair value of the warrants was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75.00%, risk-free interest rate of 0.12%, and an expected term of 3 years.

As described in Note 7, 2,000,000 warrants were issued as part of a convertible note placement that occurred on June 27, 2014. These warrants expire on June 30, 2017 and have an exercise price of $0.11. The fair value of the warrants was $65,481 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.08), expected dividend yield of 0%, expected volatility of 76%, risk-free interest rate of 0.12%, and an expected term of 3 years.

Warrants Issued with Private Placements

During the nine months September 30, 2014, 1,636,907 warrants were issued in connection with private placements. These warrants expire in three years and have an exercise price of $0.10. The fair value of the warrants was $70,810 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.06), expected dividend yield of 0%, expected volatility of 136%, risk-free interest rate of 0.12%, and an expected term of three years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office in Pasadena, California, and has used offices in Belo Horizonte and São Paulo, Brazil, through an agreement with an affiliate. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($357,000 as of September 30, 2014) and the equivalent of 125,000 Brazilian reais in common stock ($51,000 as of September 30, 2014).

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options expire on March 4, 2016 and have an exercise price of $0.12. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years. The fair value of the options was recorded as a prepaid expense and will be amortized to cost of goods sold as the diamonds are delivered. During the period ended September 30, 2014, $5,776 of the prepaid expense was amortized to cost of goods sold.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the “Buyers”), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company’s stock may change. The Company also issued to the Buyers or their designees, an aggregate of 3,750,000 shares of the Company’s common stock (the “Shares”) and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the “Options”). The fair value of the options was $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years. The fair value of the options was recorded as a prepaid expense and will be amortized to cost of goods sold as the diamonds are delivered. The deemed value of the shares of $337,500 has been recorded as prepaid stock compensation and will be amortized to cost of goods sold as the diamonds are delivered.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 2012, pursuant to an option purchase agreement between the Company and BMI, the Company advanced $800,000. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI’s 55% interest in MDB. On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI’s interest in MDB in exchange for the issuance to BMI of 1,000,000 shares of the Company’s common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option. See Note 3 for additional information.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

During the year ended December 31, 2013, the Board of Directors of the Company authorized a loan of $40,650 to BMI. During the nine months ended September 30, 2014, the Company made additional advances of $72,784 to BMI. The total due from BMI as of September 30, 2014 is $113,434.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

Between September 30, 2014 and October 31, 2014 the Company received $126,361 in proceeds from the issuance of convertible notes payable.

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

Overview

The primary business of Brazil Minerals, Inc. (“BMIX”, and together with its subsidiaries, the “Company”, “we”, “us” or “our”) is to acquire controlling ownership positions (or significant positions with oversight roles) in producing mining companies in Brazil. The secondary business of BMIX is to engage in the creation of new companies in Brazil with mineral properties for exploration and development.

Some significant developments to our business during the third quarter of 2014 were as follows:

(1) We finalized the acquisition of 100% of Mineração Duas Barras Ltda. (“MDB”), a Brazilian company that mines diamonds and gold with operations in the state of Minas Gerais in Brazil. MDB owns two mineral rights, including a mining concession, the highest level of mineral right in Brazil. It also owns a large diamond and gold recovery plant. MDB sells rough diamonds, its own cut and polished diamonds, and gold.

(2) We received $393,000 in cash from sales of restricted common stock to several investors, and $100,000 in cash from sale of convertible debt to one investor;

(3) After an application process and detailed review, we received approval from the environmental regulator in Minas Gerais to sell sand, a byproduct of processing for diamonds and gold at the MDB mine. MDB has a large amount of high quality sand, an essential component of cement. Sand is sought after by the local construction industry;

(4) The Company’s gross margin reached 69%.

In the first nine months of 2014, our revenues were approximately 46% from the sale of rough diamonds, 10% from the sale of polished diamonds, and 44% from the sale of gold. These revenues were derived from a variety of buyers, both commercial entities as well as private investors; approximately 90% from Brazil and 10% from the United States.

The price of our rough diamonds is mostly determined by the overall global market. During the third quarter of 2014, we have sold rough diamonds for approximately $130 per carat, and noticed minimal fluctuation in such prices. For each of the lots we sold, we had several interested and potential buyers.

The price of the 96%-purity level gold bars that we sell is tightly correlated to the global price of gold. During the third quarter of 2014, as the global price of gold fluctuated, so did the prices we obtained. Our gold sales prices per ounce, adjusting for 100% purity, were within a few percentage points of the gold price set globally on a daily basis.

For the first nine months of 2014, the Rapaport value of our polished diamonds that had been graded at the Gemological Institute of America (“GIA”) in the United States was $3,250 per carat.

Alluvial mines, such as MDB’s, are not homogeneous: some locations within the mining concession possess gravel with relatively high concentration of diamonds and gold, whereas others have gravel of lesser concentrations. Additionally, some locations have easy access, whereas others may be underwater, and thus require expensive water removal prior to excavation.

The location which we embarked on exploring this year was a lake bigger than the size of a football field; the water had depths in excess of 15 meters. We spent several weeks preparing the approach, and several months draining the area. In fact, the drainage continues as the lake is now approximately 75% dry, but water has to be controlled in the remainder 25%. We chose to explore the lake because it is next to a high-concentration location. After we complete the removal of gravel from the lake, we will move to another area in the concession and such area will not be underwater.

Besides concentration and location, another important factor in affecting our results is seasonality. MDB’s ability to mine diamonds and gold is diminished during the rainy, which can last from December through April. We expect that during these months MDB’s revenues may be lower than during other periods.

In terms of demand for diamonds, the global trends that we observe are very positive given the emergence of new consumers in developing economies such as Brazil, China, and India, as well as the strengthening of the U.S. economy as seen in the last several months. We have continued to see more buyers than our current diamond production available. Therefore, we do not anticipate any issues in selling the entirety of our production of rough and polished diamonds, and we expect this operational trend to remain for the foreseeable future. Gold is highly sought after by many buyers in Brazil and we will continue to sell it locally at global equivalent prices.

BMIX’s initial goal is to become the biggest diamond company in Latin America in both revenues and profits. As part of this initial goal, this year’s acquisition of 100% ownership of MDB was pivotal. Our next intention is to have an even more effective and well-run operation at MDB. In parallel, we are creating the regulatory access to additional mining areas around MDB, possibly containing gravel for decades of operations.

Over time, our intended operational strategy can be described as hub-and-spokes, in that the MDB plant will be the hub and, over time, much smaller, portable and relatively inexpensive satellite pre-processing plants will be placed in farther mining concessions. This will allow us to transport to the MDB plant only pre-processed gravel for final recovery of diamonds and gold. At that point, the plant would be able to function around the clock and therefore increase its throughput significantly.

As part of implementing this strategy, now that we own 100% of MDB, we have accelerated conversations and exchange of information and proposals with Companhia Energética de Minas Gerais (“CEMIG”), the state-controlled electric utility. Recently, CEMIG has identified availability of electric energy for sale going forward and we are now discussing cost and timeline for a line extension connecting the MDB plant to the national grid. Access to electric energy replacing the current diesel generators use will cut costs at MDB by at least 60%.

Our commercial strategy is to continue to increase the percentage of polished diamonds that we sell. One carat of our rough production sells for approximately $130. One carat of our polished diamonds has an average Rapaport value of $3,250. There is normally a loss of 50% or higher in cutting and polishing. However, we believe that the anticipated margin increase will more than compensates for the loss in size. We have our own facility for cutting and polishing and we are exploring utilizing cutters and polishers in other locations for increased throughput and for smaller rough diamonds.

BMIX’s desire continues to be to grow over time into a diversified holder of mining companies and mineral properties in Brazil. We have a pipeline of other mineral opportunities and continue to observe the global interest in investment in such other minerals to identify potential development partners.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Our revenues for the three months ended September 30, 2014 (“Q3 2014”) were $302,401, an increase of $36,331 or approximately 14% from our revenues of $266,070 for the three months ended September 30, 2013 (“Q3 2013”). The increase in revenue was the result of an increase in production of diamonds and gold from the mine.

Our cost of goods sold in Q3 2014, consisting of production expenses, was $93,839 or approximately 31% of the Company’s total revenues in such quarter. Our cost of goods sold in Q3 2013, also consisting almost entirely of production expenses, was $140,027 or approximately 53% of the Company’s total revenues in such quarter. The decrease in costs of goods sold in Q3 2014 as compared to Q3 2013 was a result of operational improvements implemented in the mine. The cost of goods sold as a percentage of total revenues decreased in Q3 2014 for the same reason.

The Company’s gross profit in Q3 2014 was $208,562, or approximately 69% of total revenues. By comparison, the Company’s profit in Q3 2013 was $126,043, or approximately 48% of total revenues.

The Company had an aggregate of $341,952 in total operating expenses in Q3 2014, an increase of $120,460 or approximately 54% as compared to the $221,492 in total operating expenses in Q3 2013. General and administrative expenses of $107,402, professional fees of $62,292, compensation and related costs of $44,178 and stock based compensation of $128,080 comprised total operating expenses in Q3 2014.

Total other expense was $162,037 in Q3 2014 as compared to none in Q3 2013. Total other expense in Q3 2014 consisted primarily of $247,629 in amortization of debt discount, which was partially offset by a $160,686 gain on derivative liability.

Primarily as a result of the $162,037 increase in total other expense and the $120,460 increase in total operating expenses, which was partially offset by an increase in gross profit of $82,519 in Q3 2014, the Company’s net loss in Q3 2014 increased by $210,938, from a net loss of $101,487 in Q3 2013 to a net loss of $312,425 in Q3 2014.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Our revenues for the nine months ended September 30, 2014 were $403,845, a decrease of $14,141 or approximately 3% from our revenues of $417,986 for the nine months ended September 30, 2013. The decrease in revenue was the result of the area being mined during 2014 requiring removal of water from the surface; in certain locations, the water level was as deep as 15 meters.

Our cost of goods sold in the nine months ended September 30, 2014, consisting almost entirely of production expenses, was $169,729 or approximately 42% of the Company’s total revenues. Our cost of goods sold in the nine months ended September 30, 2013, also consisting entirely of production expenses, was $223,482 or approximately 54% of the Company’s total revenues. The decrease in costs of goods sold in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was a result of operational improvements implemented in the mine. The cost of goods sold as a percentage of total revenues decreased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 for the same reason.

The Company’s gross profit in the nine months ended September 30, 2014 was $234,116, or approximately 58% of total revenues. By comparison, the Company’s profit in the nine months ended September 30, 2013 was $194,504, or approximately 47% of total revenues.

The Company had an aggregate of $1,226,599 in total operating expenses in the nine months ended September 30, 2014, a decrease of $403,039 or approximately 25% as compared to the $1,629,638 in total operating expenses in the nine months ended September 30, 2013. General and administrative expenses were $416,729 in Q3 2014, an increase of $222,552 or 115% over the $194,177 in general and administrative expenses for Q3 2013. The increase was primarily the result of increase in number of employees. Stock based compensation decreased by $535,773, or 53%, from $1,017,650 in Q3 2013 to $481,877 in Q3 2014. The decrease was the result of the Company’s substantially diminishing the use of consultants compensated with stock. Compensation and related costs decreased by $114,606, or 45%, from $253,249 in Q3 2013 to $138,643 in Q3 2014, primarily as the result of a decrease in the use of consultants.

Net cash provided by operating activities was $69,435 for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $543,753 for the nine months ended September 30, 2013, primarily as a result of an increase of $991,230 in deferred revenues in connection with contracts in which we received monies for the sale of diamonds in advance of delivering the diamonds.

Net cash used in investing activities increased from $229,617 for the nine months ended September 30, 2013 to $1,410,321 for the nine months ended September 30, 2014 as a result of acquiring the remaining non-controlling interest in Mineração Duas Barras Ltda. for $1,050,000 and an additional investment of $101,297 in purchasing 25% of RST Recursos Minerais Ltda.

Net cash provided by financing activities increased from $202,692 in the nine months ended September 30, 2013 to $1,427,000 in the nine months ended September 30, 2014. The increase primarily relates to $1,059,000 of proceeds received from convertible notes payable and $393,000 in proceeds received from the sales of common stock. A significant portion of these proceed, as discussed above, were used to acquire the remaining interest in Mineração Duas Barras Ltda.

The effect of the foregoing and other changes in cash flows, was a 56% decrease of $179,579 at September 30, 2014 in cash and cash equivalents as compared to September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had current assets of $1,051,247 compared to current liabilities of $2,140,781 for a negative working capital of $1,089,534 as compared to current assets of $340,332, current liabilities of $238,602 and a positive working capital of $101,730 as of December 31, 2013. The primary reasons for this were increases in 2014 of derivative liability of $817,378 and deferred revenue of $491,230 which increases the current liabilities. The increases in derivative liability is related to the issuance of convertible notes and the increase in deferred revenue was a result of pre-sales of polished diamonds for forward delivery.

In 2013, our principal sources of liquidity were our revenues from the sale of diamonds and gold as well as cash remaining from the $2,000,033 gross proceeds of a private placement of our common stock from December 2012.

During the nine months ended September 30, 2014, we received an aggregate of $1,025,000 in gross proceeds as a result of pre-sales of polished diamonds. In addition, we received gross proceeds $1,059,000 from the issuance of convertible notes payable and $393,000 from the sale of common stock. These proceeds have been used to fund operations and make additional investments.

During the nine months ended September 30, 2014, we expended a significant amount of capital on acquiring the remaining interest in MDB. Our long-term capital requirements are primarily affected by our ongoing acquisition activities. The Company currently, and generally at any time, has acquisition opportunities in various stages of review. We may seek additional financing as necessary to fund such acquisitions and capital expenditures or for general corporate needs as necessary. The availability of capital will have an impact on our acquisition activities.

At September 30, 2014, we have cash on hand of $141,879. Between September 30, 2014 and October 31, 2014 we received $126,361 in additional proceeds in connection with convertible notes payable which were used to fund operations and for cash reserves. Given that production in the MDB property is highly dependent on the particular mining front being worked on, it is difficult for us to predict the extent of need, if any, of any supplemental funding. In the best estimate, for operational use, the need should be $500,000 or less over 12 months.

The Company intends to fund operations over the next 12 months primarily through cash flows generated from operations, then secondarily from the sale of either common or preferred securities, and finally from the issuance of as little debt as possible. As of September 30, 2014, the Company is currently negotiating with various parties for additional funding although no formal terms have been agreed upon.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2014, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. As described below, material weaknesses were identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 212 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses, our chief executive officer and chief financial officer has concluded that, as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level.

We intend to remedy the material weaknesses in our internal control over financial reporting and thereby make our disclosure controls and procedures effective by the actions described in Item 4(b).

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was not effective as of September 30, 2014 in certain respects as described below.

As of September 30, 2014 the Company had the following significant deficiencies in internal control over financial reporting. While MDB, the source of all of the Company’s revenues and the vast majority of its transactions, did have adequate segregation of accounting functions, there was less segregation elsewhere. The condition of the Company’s accounting records and journal entries, most of which were kept not in English, but in Portuguese by Brazilian-based accountants, makes it difficult for an auditor to determine that all activity has been properly recorded. Additionally, during 2013, the Company performed an analysis of its inventory only at year end. In 2014, the Company is performing analysis of its inventory on a quarter-end basis.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2014 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2014 the Company consummated Stock Purchase Agreements with Farris Kincaid, Craig Kincaid, Kenneth Kincaid, Ronald Kincaid, and Candice Kincaid (each a “Kincaid Buyer” and collectively the “Kinkaid Buyers”) pursuant to which the Company sold 2,600,000 shares of its restricted Common Stock to the Buyers for $118,000 paid to the Company. There were no warrants or options, and no investment banking or broker-dealer fees. These shares of restricted Common Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act by virtue of being issued to limited number of purchasers without the Company employing any means of general solicitation and in a transaction in which the Company received representations from each Kinkaid Buyer that he or she is financially able to bear the economic risk of an investment in the shares, including a total loss of investment, that he or she has adequate means of providing for his or her current needs and has no need for liquidity in his investment in the Company, and that such Kinkaid Buyer was acquiring the shares he or she was purchasing for investment.

On August 14, 2014, the Company entered into a Securities Purchase Agreement with St. George Investments, LLC (“St. George”) and issued to St. George a Convertible Promissory Note in the principal amount of $222,500 (the “Company Note”). In consideration for the sale of the Note, the Company received gross cash proceeds of $100,000 and St. George issued to the Company a promissory note in the principal amount of $100,000 which St. George satisfied by a cash payment to the Company on October —, 2014. The Company Note was issued on August 14, 2014 and is initially convertible into an aggregate of 2,022,728 shares Common Stock, par value $.001 per share, of the Company. The Company Note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) afforded by Section 4(a)(2) of the Act by virtue of being offered without employing any general solicitation and issued to just one purchaser which represented to the Company that it is an accredited investor, had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and which acquired the Company Note for investment. In connection with this transaction, the Company has paid a commission of $10,000 to Tigress Financial Partners LLC.

On August 29, September 3, and September 4, 2014 the Company consummated Securities Purchase Agreements with the Jonathan and Kristen Croxton Family Trust, Greg Reed, Joshua Volen, Bradley Klingemann and Trevor Smith (each a "Croxton Group Buyer" collectively the “Croxton Group Buyers”) pursuant to which the Company sold to the Croxton Group Buyers for a gross aggregate sales price of $275,000 an aggregate of 6,547,618 shares of its restricted Common Stock (“Common Stock”) and three year warrants to purchase for $0.10 per share an aggregate of 1,636,907 shares of Common Stock. There were no investment banking or broker-dealer fees. These shares of restricted Common Stock and warrants were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded by Section 4(a)(2) of the Securities Act by virtue of being issued to limited number of purchasers without the Company employing any means of general solicitation and in a transaction in which the Company received representations from each Croxton Group Buyer that such Croxton Group Buyer is financially able to bear the economic risk of an investment in the shares, including a total loss of investment, that such Buyer has adequate means of providing for such Buyer’s current needs and has no need for liquidity in such Buyer’s investment in the Company, and that such Buyer was acquiring the securities for investment.

On October 1, 2014 the Company’s 99.99% subsidiary, BMIX Participações Ltda. (“BMIX Subsidiary”), received title in Brazil to an additional 13.11% equity interest in MDB, purchased for $200,000 in cash and 2,142,857 shares of the Company’s restricted common stock. Giving effect to the acquisition, the BMIX Subsidiary owns title free and clear to 99.99% of MDB, and the remainder 0.01% is owned by an affiliated entity as Brazil requires a minimum of two shareholders per company.

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

BRAZIL MINERALS, INC.

Date: November 17, 2014	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

