Form 10-K
period 2014-12-31
Brazil Minerals, Inc.
filed 2015-04-16
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55191

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

155 North Lake Avenue
Pasadena, California 91101
(Address of principal executive offices)

Issuer's telephone number, including area code: (213) 590-2500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares ($.08) on such date as reported by Yahoo Finance) was approximately $3,615,275. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant's stock, are affiliates of the Registrant.

As of April 10, 2015, there were outstanding 329,217,141 shares of the registrant's common stock, $0.001 par value.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

PART I

Item 1. Description of Business.

Brazil Minerals, Inc. ("Brazil Minerals", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring controlling positions or significant positions with oversight roles in companies in Brazil in the minerals area or in industries related to minerals. We consolidate the results of our controlled subsidiaries in this Annual Report.

In 2013, our initial year of operations under the current business model and management team, we produced rough diamonds and gold for sale. In 2014, we added polished diamonds. In 2015, we added sand and by the end of April 2015 expect to add the first industrialized sand product, mortar. In the medium term, we believe that our two products with the greatest profitability will be polished diamonds and mortar.

Business Developments

Some of our developments in 2014 include:

(1)
We finalized the acquisition of 100% of Mineração Duas Barras Ltda. ("MDB"), a Brazilian company. MDB owns a mining concession for diamonds, gold, and sand. Its operations are all open-air. It also owns the largest plant in Latin America for the recovery of alluvial diamonds and gold. In addition to the mining concession, MDB also owns one additional mineral right for diamonds and gold.

A Canadian company, Vaaldiam Resources Ltd. ("Vaaldiam"), performed detailed geological studies in MDB's mining concession leading to the publication of an NI 43-101 technical report in 2007 and an updated NI 43-101 technical report in 2008 (the "Technical Reports"), as required by the rules of the Canadian securities administrator. The technical report from 2008 shows mineralized materials amounting to 1,639,200 cubic meters with the following concentrations for diamonds and gold: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. Furthermore, MDB has submitted its "Plano de Aproveitamento Econômico" (the "Feasibility Study"), a bankable feasibility study, to DNPM in accordance with the mining regulations of Brazil. The Company does not claim that the Technical Reports and/or  Feasibility Study are compliant with the Securities and Exchange Commission ("SEC") Industry Guide 7. Under the SEC's Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term "resources."

(2)	We acquired 50% of RST Recursos Minerais Ltda. ("RST"), a Brazilian company. RST owns 10 mining concessions and 12 other mineral rights, all for diamonds and gold. RST areas are located near the MDB plant;

(3)	We licensed an additional 3 mineral rights areas from the Brazilian government for diamonds and gold. The combination of all of the mining concessions and mineral rights controlled by us provides availability of a large number of areas for diamond and gold exploration, which could last for decades;

(4)	We performed all of the necessary studies mandated by the Brazilian mining department and thereafter sand was added in January 2015 as a mineral substance to MDB's mining concession. Sand is found at surface level, has very low cost of extraction, and high local demand for construction;

(5)	The Company voluntarily registered its common stock under the Securities Exchange Act of 1934.

Emerging Growth Company Status

We may be deemed to be an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company."

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

We will remain an "emerging growth company" for up to five years, although we would cease to be an "emerging growth company" prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion of non-convertible debt over a three-year period.
Definitions

CNCD ("Cadastro Nacional do Comércio de Diamantes"): Brazil's national registry of diamond production, maintained by DNPM.

COPAM ("Conselho Estadual de Política Ambiental"): The Brazilian state-level environmental policy council, part of SEMAD (which is defined below).

DNPM ("Departamento Nacional de Produção Mineral"): Brazil's national mining department, the federal entity that regulates mining in Brazil.

GIA (Gemological Institute of America): The GIA is a premier nonprofit laboratory for the grading and certification of diamonds. In 1953 the GIA developed its diamond grading system and the four Cs (color, carat weight, clarity, and cut) as a standard to compare and evaluate the quality of polished diamonds.

Mineralized Material: Mineralized material is mineralization that has been sufficiently sampled at close enough intervals to reasonably assume continuity and support an estimate of tonnage and an average grade of the selected metals or salable product. A deposit of this sort does not qualify as a reserve until a comprehensive evaluation, based upon unit costs, grade, recoveries and other factors, concludes economic and legal feasibility. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

Mineral Rights: In Brazil, rights related to the mining of subsoil minerals, as guaranteed by the Brazilian Constitution and further regulations. Mineral rights have different gradations ranging from request for initial permit to perform research, to permitted research area, to mining concession.

Mining Concession ("Concessão de Lavra" or "Portaria de Lavra" as used in Brazil): The official permit from DNPM that allows the owner of the concession to mine specified minerals in perpetuity, as long as continuous observance of the mining code is followed. Normally, in Brazil, the cost of obtaining a mining concession from start on a greenfield project may reach hundreds of thousands of dollars and take in excess of five years.

Polícia Federal: Brazil's federal police, loosely an equivalent to the Federal Bureau of Investigations.

Rapaport: Short for the Rapaport Diamond Report, a leading newsletter with observed diamond market prices, widely used in the diamond industry.

Receita Federal: Brazil's equivalent to the Internal Revenue Service in the U.S.

SEMAD ("Secretaria do Meio Ambiente"): the Environmental Secretariat, a state level governmental agency.

SISCOMEX ("Sistema Integrado de Comércio Exterior"): Brazil's integrated foreign trade system, an online system that registers and processes all exports. It is part of Brazil's Receita Federal.

SUPRAM ("Superintendência Regional de Meio Ambiente e Desenvolvimento Sustentável"): Brazil's state-level entity charged with monitoring environmental permits.

Markets

The market for rough and polished diamonds is global and we have attracted interest from buyers from several countries. We have not depended on any one or only a few customers to purchase our rough or polished diamonds.

The price of our rough diamonds is mostly determined by the overall global market. Our rough diamonds sell for approximately $130 per carat. For each lot available, we usually have several interested and potential buyers. The largest rough diamond mined by us has been 4.01 carats. Buyers of our rough diamonds state that essentially all of them are able to be polished, usually in India where there is a large number of companies in the cutting and polishing industry employing high technology and relatively inexpensive labor.

The price for our polished diamonds is determined by the four C's (color, carat weight, clarity, and cut), roughly in that order of importance. The Rapaport value of our polished diamonds that had been graded at GIA has been $3,250 per carat. The highest color grade we obtained from GIA for a polished diamond from our production was "E", the 2nd highest possible grade. The best clarity was VVS1, the 2nd best clarity possible. The majority of our diamonds are graded F-G for color and VVS2-VS2 for clarity.

Even though the market for gold is global, we have focused on Brazilian buyers. There is more local customer demand than we have supply of gold bars available for sale.

The price of the 96%-purity level gold bars that we sell is tightly correlated to the global price of gold. Our gold sales prices per ounce, adjusting for 100% purity, are usually within a few percentage points of the gold price set globally on a daily basis.

The market for our sand is local, driven by demands of residential and commercial construction. There are a very large number of local buyers for our sand. Our sand was analyzed at the premier analytical laboratory in Brazil and by specialized consultants, and confirmed to have very high silica levels and low organic matter, making it highly sought after for industrial uses or construction applications.

Demand

Demand for our products has been robust. We are constrained by production bottlenecks, costs of production, and logistical issues, not by availability of buyers or demand for any product.

There is an increase in worldwide demand for diamonds, primarily driven by the improvement in the U.S. economy and continued repressed demand from emerging markets such as China, India, and Brazil. Gold has strong demand in Brazil for both jewelry and as investment. Sand's demand is robust given a lack of any other material amount of sand availability for a radius of approximately 200 miles from our plant. We believe the demand for industrialized sand products, such as mortar, will be equally strong.

Distribution

Our polished diamonds are either sold locally to jewelry chains in Brazil or exported to the U.S. Our rough diamonds and gold bars are currently sold mostly to Brazilian companies, some of which are subsidiaries of diamond companies headquartered in Belgium and India. Sand is sold to local stores and contractors. Mortar may be sold under private label to large nationwide firms or by our own brand, or a combination thereof.

Competition

Diamonds, gold, and sand production are difficult fields to penetrate due to regulatory requirements, long wait times for permitting, and limited availability of new resource areas.

Our competitive position among suppliers of diamonds and gold is particularly strong because we have all of the necessary licenses in place in our operations. Therefore, our merchandise, whether rough diamonds, polished diamonds, or gold is able to be purchased openly and without restrictions since all of the supporting proof of provenance is available and in good order. Other producers that lack operational licenses do not enjoy our position and can only sell into the "black market".

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

We have very little competition from in-natura sand providers as simply there are no licensed sand mines in a large radius around our location in Brazil.

Seasonality

MDB's ability to mine diamonds and gold is highly seasonal. The rainy season in the northern area of the state of Minas Gerais, Brazil, lasts from December through April. We expect that during these months MDB's revenues will be substantially lower than during other periods.

Our sand is easily dried and therefore we do not believe that it will be as seasonal as mining for diamonds and gold. Mortar production will be mostly unaffected by the weather.

Raw Materials

Brazil Minerals does not directly utilize any significant amount of raw materials. All of the raw materials needed for our business model are readily available from numerous different suppliers and at market-driven prices.

Intellectual Property

Brazil Minerals does not currently own any trademarks, service marks, or patents.

Government Regulation

General

The Brazilian mining industry is highly regulated; permitting and authorizations are complex and time consuming. Our operations in Brazil are in compliance with federal, state, and municipal regulations.

There is no governmental control of the selling of our diamonds (whether rough or polished), gold, sand, and upcoming industrialiazed sand products.

Mining Regulation and Compliance

Our subsidiary, MDB, has title to both a mining concession and a mineral right, further described below. MDB does not own the land or surface rights atop these claims. In Brazil, the mineral right and the land on top of it are commonly held by different owners. The Brazilian Constitution protects the rights of the owner of a mineral right to explore such claim, and there is jurisprudence that mineral rights trumpet surface rights.

MDB owns the title to the mining concession, or "Concessão de Lavra",number 265 awarded by DNPM. MDB's mining concession covers an area of 170.89 hectares, or approximately 422 acres, and allows mining of diamonds, gold, and sand. All mining is open air. Sand depots are located at surface level. Diamonds and gold are located in gravel layers 10 to 30 meters below ground level.

There are no liens or other encumbrances on MDB's mining concession. The mining concession is a federal claim in Brazil. This mining concession has no termination date; it is held in perpetuity by MDB and for as long as continuous observance of the mining code and regulations are followed, this claim will be in good standing. The claim can also be in good standing even if there is no continued mining, if MDB were to file with DNPM for a hiatus from mining; such requests are normally granted for periods of up to three years. MDB has no minimum payments to maintain MDB's mining concession.

Brazilian law guarantees the owner of the land on top of a mining concession the payment of a royalty of at least 0.1% of all revenues from such concession. However, most Brazilian mining companies negotiate with the landowner and pay a higher royalty rate as an incentive for greater cooperation. MDB has a contract that pays the landowner a 6% royalty rate on any sales of rough diamonds and gold.

Export Regulation

The export of rough diamond from Brazil complies with the United Nations Kimberley Process certification system of which Brazil is a signatory country. This system was implemented by a large number of member countries of the United Nations to marginalize and prevent entrance to the diamond marketplace of those gems produced in areas where human exploitation and other specific illicit activities exist. To our knowledge, Brazil was never a jurisdiction that had any issues of these types.

The implementation of the Kimberley Process certification system in Brazil was established with the passage of Federal Law 10743 in 2003. The regulations surrounding the issuance of the Certificate of the Kimberley Process were achieved by the Ordinance 192 of 2007 from DNPM. According to the current DNPM regulations, every diamond producer diamond must register itself in CNCD (see in Definitions), and update the information periodically. Every semester, DNPM visits and inspects the diamond producing property and verifies the information contained in the CNCD. For a diamond producer that is in compliance with the CNCD, the issuance of a Kimberley Process certificate by the DNPM with respect to each lot for export usually takes two to four weeks. As part of the certification, the exact lot of rough diamonds to be exported is sealed at DNPM, and receives the necessary paperwork needed for export which next goes for approval of Brazil's Receita Federal (see in Definitions), normally obtained within a week.

The procedure for the export of polished diamonds, gold and other commodities is regulated by Receita Federal (see in Definitions), and the exporter must obtain a license to export via SISCOMEX (see in Definitions). We have obtained SISCOMEX authorizations. As part of the SISCOMEX procedures, when polished diamonds are exported, they must be brought to an office of Receita Federal where they are weighed and sealed. The sealed container can be exported or carried through ports of exit of Brazil. There is no cost to maintain the export license active.

Environmental Regulation and Compliance

We are in compliance with environmental laws in our applicable jurisdictions. The Company estimates that it costs at most $50,000 annually to currently maintain compliance with environmental regulations.

In Minas Gerais, the Brazilian state where MDB is located, the duties of environment regulation are exercised by COPAM (see in Definitions), a unit of SEMAD (see in Definitions). Additionally, SUPRAM (see in Definitions), following guidelines from SEMAD, coordinates the implementation of activities related to environmental compliance of mining projects. MDB has a current license of operation from SUPRAM.

In 2014, MDB completed all of the necessary environmental studies for formal renewal of its operational license for an additional 4 years. SUPRAM has not yet finished the review of MDB's renewal application, and has not requested any further studies.. As part of the renewal process, MDB obtained an archaeological report (which indicated no archaeological findings), and installed a new septic tank, and plant and property placards.

Surface disturbance from open pit mining at MDB is in full compliance with its mining plan. Furthermore, MDB regularly recuperates areas that have been exploited. The current environmental regulations state that after all mining has ceased at MDB (however long that may take), there would still be five years of available time for any necessary recuperation to be performed. The separation process for diamonds and gold at MDB does not use any chemical products. Tests are conducted regularly and there are no records of groundwater contamination.

Exploration

As of April 10, 2015, Brazil Minerals has started preliminary exploration work in areas owned by RST. It expects the cost of such exploration to be less than $25,000 in 2015. The goal of this focused exploration work headed by an experienced alluvial diamond and gold geologist is to map out where future mining pits will be developed.

Employees and Independent Contractors

As of April 10, 2015, the number of employees and independent contractors working for our Brazilian subsidiaries was as follows: MDB had 13 full-time employees and 3 independent contractors, all of them based in Brazil; BMIXP had 3 independent contractors, all of them based in Brazil. In the U.S., BMIX had 1 full-time employee and 1 independent contractor. Therefore, on a consolidated basis, we had 14 full-time employees and 7 independent contractors in total. We also periodically retain consultants to provide services deemed necessary to the operation of our business. We consider our employee relations to be very good.

Form & Year of Organization & History to Date

We were incorporated in the State of Nevada under the name of Flux Technologies, Corp. ("Flux") on December 15, 2011. From inception until December 2012, Flux was focused in the software business, which generated minimal revenues and was discontinued in December 2012, when the current management team and business focus began. Details of the transactions occurring in December 2012 which lead to the new team and focus can be found in Note 1 of Item 8 of this Annual Report.

Available Information

Brazil Minerals maintains an internet website at www.brazil-minerals.com. We make available, free of charge, through the Public Filings section of the Investors tab on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, theSEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Our SEC filings are available from the SEC's internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

Item 1A. Risk Factors.

Some, but not all, of our operating risk factors and the risks of any investment in our stock are listed below.

Risks Related to Our Operations

We have a limited operating history.

Our current business model and management team has been in place only since December 2012. Our limited operating history makes it difficult to evaluate our business or prospective operations. As an early stage company, we are subject to all of the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our ability to execute our business plan depends on the continuation of a favorable mining environment in Brazil.

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil's current mining environment may slow down or alter our business prospects.

We do not have any reserves compliant with SEC Industry Guide 7.

Vaaldiam, a company which formally owned the mining concession which MDB now owns, performed geological studies in such mining concession leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator. These reports differ from the standards generally permitted in reports filed with the SEC. Investors should be aware that we have no "reserves" as defined by SEC Industry Guide 7 and much or all of our potential target mineral resources may never be confirmed or converted into SEC Industry Guide 7 compliant "reserves." The reports contain estimates based on our inferred resources. However, in accordance with both Canadian statutes and NI 43-101, estimates of inferred mineral resources cannot form the basis of a feasibility study.

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

Even though we have recently completed several transactions providing financing to us, we will require additional sources of funding to execute our business plan. We will need additional equity or debt financing beyond our existing cash to pursue our strategy, including the acquisition of additional investments in mining companies or to enter into strategic relationships with third parties to further study and/or develop mineral properties. The additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us. Our failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from pursuing our acquisition strategy or from responding to changing business or economic conditions and could cause us to experience difficulty in withstanding adverse operating results.

If we do obtain alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of our common stock held by such stockholders.

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

One share of our Series A Preferred Stock is issued, outstanding and held by Marc Fogassa, our Chairman and Chief Executive Officer. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Our stock price may be volatile.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

(1)	our ability to grow and/or maintain revenue;
(2)	our ability to achieve profitability;
(3)	our ability to acquire additional mineral properties;
(4)	our ability to raise capital when needed;
(5)	our sales of our common stock;
(6)	our ability to execute our business plan;
(7)	legislative, regulatory, and competitive developments; and
(8)	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because our common stock trades on the over-the-counter (OTC) market, you may not be able to buy and sell our common stock at optimum prices and you may face liquidity issues.

The trading of our stock on the OTC imposes, among others, the following risks:

•	Availability of quotes and order information
•	Liquidity risks
•	Dealer's spreads

The significant number of convertible debt securities outstanding may adversely affect the market price for our common stock.

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

Our common stock is defined as a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and rules of the SEC.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect a stockholder's ability to resell any of our shares in the public markets.

 Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main assets are:

1)	100% ownership of Mineração Duas Barras Ltda. ("MDB"), a Brazilian company;

2)	50% ownership of RST Recursos Minerais Ltda. ("RST"), a Brazilian company;

3)	100% ownership in the "Borba Project".

These assets are described immediately below.

1)	Mineração Duas Barras Ltda. ("MDB")

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

MDB's plant, mining concession, and mineral right are all approximately one and half hour drive from Montes Claros, Brazil, a city of approximately 500,000 people. The first hour of the drive is on asphalt roads followed by a half-hour on dirt roads. Montes Claros has the infrastructure needed by MDB and also benefits from having an airport with regular carrier service to large Brazilian cities, including São Paulo and Belo Horizonte.

Montes Claros is located 400 kilometers north of Belo Horizonte, the capital of the State of Minas Gerais. Belo Horizonte is the third largest city in Brazil, with a population over 2,500,000 people and two airports, including one with international flights. We have our main office in Brazil in Belo Horizonte. From Belo Horizonte to Montes Claros, it takes one hour by regular carrier flight or five hours by car on asphalt roads.

MDB has title to both a mining concession and a mineral right, further described below. MDB does not own the land or surface rights atop these claims. In Brazil, the mineral right and the land (surface right) on top of it are commonly held by different owners. Brazilian law protects the rights of the owner of a mineral right to explore such claim, even when a surface owner is opposed to it.

MDB's Mining Concession

MDB's mining concession ("Concessão de Lavra") number 265 was awarded to MDB by DNPM effective on August 25, 2006 with respect to DNPM process number 806.569/1977. This claim award was published in Brazil's Official Federal Gazette.

"Concessão de Lavra" is the highest level of mining claim achievable in Brazil. MDB's Concessão de Lavra" permits MDB to mine and sell its production of diamonds and gold. MDB's mining concession covers an area of 170.89 hectares, or approximately 422 acres.

There are no liens or other encumbrances on MDB's mining concession. The mining concession is a federal claim in Brazil, as DNPM is a Brazilian federal entity. This mining concession has no termination date; it is held in perpetuity by MDB and for as long as MDB is continually mining in this concession area, this claim will be in good standing. The claim can also be in good standing even if there is no continued mining, if MDB were to file with DNPM for a hiatus from mining; such requests are normally granted for periods of up to three years.

"Concessão de Lavra" requires no fees to be paid to maintain such claim. Therefore, MDB has no payments to maintain MDB's mining concession.

Brazilian law guarantees the owner of the land on top of a mining concession the payment of a royalty of at least 0.1% of all revenues from the concession. However, most Brazilian mining companies negotiate with the landowner and pay a higher royalty rate as an incentive for greater cooperation. MDB has a contract that pays the landowner a 6% royalty rate on any sales.

MDB pays royalties to Brazil's "Receita Federal" if and when it sells diamonds and gold. The royalty rates paid are fixed by federal decree and are 0.1% on diamond sales and 1% on gold sales.

MDB's Other Mineral Right

MDB's other mineral right is an "Alvará de Pesquisa" with respect to DNPM process number 832.052/20006 initially awarded by DNMP on February 18, 2009, and renewed on November 13, 2013 for another two years. It covers an area of 397.42 hectares, or approximately 982 acres.

MDB intends to perform the necessary research to submit an application to upgrade this claim from "Alvará de Pesquisa" to "Concessão de Lavra", and therefore obtain another mining concession for an open pit operation. MDB expects that the exploration research work needed to submit the necessary request to DNPM will involve drilling for diamonds in a defined sub-area of the mining claim. MDB expects that this work can be completed well ahead of the deadline of December 13, 2015. MDB projects that the total cost in performing the necessary exploratory research work and preparing all of the documents for submission to DNPM will be less than $100,000. MDB owns the drilling equipment and has workers with experience in using it, and therefore field labor and material costs will be reasonably contained. For this project, MDB has two qualified professionals, a licensed geologist and a licensed mining engineer with over 20 years of field experience in projects along the Jequitinhonha River valley.

If by December 13, 2015, MDB has not submitted the necessary research work to DNPM, and has not been granted a valid extension, it may lose this mining claim but it will not be subject to fines or penalties for not completing the research timely.

"Alvará de Pesquisa" requires payment of annual fees to DNPM. Currently the fees are R$3.06 (approximately $1.39) per hectare. Therefore, MDB pays approximately $550 per year to DNPM.

Processing and Recovery Plant

MDB's diamond and gold processing plant was built in 2006-2007 by a Canadian company called Vaaldiam Resources, Ltd. ("Vaaldiam"), whose stock at that time traded on the Toronto Stock Exchange Venture Board. To the best of our knowledge, the diamond and gold processing plant at MDB is the largest such type of alluvial recovery plant in Latin America. The Company believes that the plant is in very good condition and MDB performs periodic maintenance and repairs on the plant to keep the plant in good condition.

Mineralization

Vaaldiam performed detailed geological studies in MDB's mining concession leading to the publication of an NI 43-101 technical report in 2007, and an updated NI 43-101 technical report in 2008, as required by the rules of the Canadian securities administrator. The technical report from 2008 shows mineralized materials amounting to 1,639,200 cubic meters with the following concentrations for diamonds and gold: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter.

Furthermore, MDB has submitted its "Plano de Aproveitamento Econômico", a bankable Feasibility Study, to DNPM in accordance with the mining regulations of Brazil.

BMIX does not claim that the NI 43-101 technical report and/or MDB's bankable Feasibility Study are compliant with the SEC-sanctioned Industry Guide 7. Under the SEC's Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term "resources."

Source of Water and Power

The water used in MDB's processing and recovery plant for diamonds and gold, and other installations, comes from lagoons that receive water from the Jequitinhonha River. There is no shortage of water and water is essentially free to MDB.

The power used in MDB's processing and recovery plant and other installations, is provided by diesel generators. Normally, MDB purchases diesel on a weekly to bi-weekly schedule from two local competing distributors, both of which have storage tanks outside of MDB's plant. There has been no shortage of fuel available for purchase. The Company believes that the existence of two suppliers ensures that competitive pricing and other terms will continue to be available to MDB.

Over the next one to two years, MDB's intention is to work towards obtaining an industrial-strength electric line extension from the national electric grid, a pathway of approximately 27 kilometers. This would allow MDB to minimize, if not eliminate, any dependence on fossil fuels to operate its plant. To this extent, MDB has had meetings with CEMIG, the State of Minas Gerais electric utility company. Furthermore, MDB has obtained a detailed workplan by which the line extension could be built by a CEMIG authorized contractor in approximately four months and for under $800,000. CEMIG has indicated willingness to contribute 46% of such cost; other portions of this cost might be borne by farmers along the pathway which would be benefitting from electric energy for irrigation equipment use. These conversations are ongoing and at this time MDB has not finalized any commitments. Since energy costs are the largest component of expenses at MDB, and given that electric energy in Brazil is substantially less expensive than energy derived from fossil fuels on an equivalent basis, MDB believes that its cost of building the line extension would be recouped within two years or less.

Equipment at MDB

MDB has a large processing and recovery plant for alluvial diamonds and gold, considered by specialists to be the largest of such type in Latin America. The plant has a well-equipped spare parts and supply room. For mining, MDB has use of the following mechanized equipment which is owned by us: an excavator, a loader, a bulldozer, three trucks, a portable industrial-strength generator and pumps.

Set forth below is a map of the state of Minas Gerais in Brazil showing the location of MDB's plant.

Mineracao
Duas Barras Ltda
Montes Claros
Diamantina
Belo Horizonte
BA
ES
RJ
SP
0 25 50 100 150 200
Kilometers
-51 -50 -49 -48 -47 -46 -45 -44 -43 -42 -41 -40
-15 -16 -17 -18 -19 -20 -21 -22

2)	RST Recursos Minerais Ltda. ("RST")

We acquired from two Brazilian individuals, unrelated to us, a total of 25% of the equity of RST for total of 250,000 Brazilian real (approximately $110,000 at the then prevailing exchange rate, or $94,125 as of 12/31/2014) on June 4, 2014. Of this amount, 60% has been paid in cash over monthly installments and 40% with our restricted common stock.

We have signed an acquisition agreement with another Brazilian individual, also unrelated to us, for an additional 25% of the equity of RST for $400,000 Brazilian real (approximately $154,256 at the then prevailing exchange rate, or $150,600 as of 12/31/2014) on December 10, 2014. This amount is payable in monthly installments over time.

RST has ownership of 10 mining concessions and 12 other mineral rights, all for diamonds and gold, and all located next to or close by MDB's mining concession and mineral right areas, in the Jequitinhonha River valley in the northern part of the state of Minas Gerais, Brazil.

RST has a storied history as holder of highly attractive areas for diamonds and gold. Most of its current mining concessions and mineral rights have never had land-based exploration performed properly. Many of the RST areas were owned before by Mineração Tejucana S.A., a famous Brazilian mining company that lasted for decades and mined inside the Jequitinhonha River by dredge.

The quality of the RST areas is evidenced in a technical report published on August 11, 2008 by Richard H.T. Garnett, BSc. (Min. Eng.), PhD (Econ.Geol.), M.B.A., C.Eng. and entitled "Technical Report On The RST Diamond Exploration Property And Duas Barras Diamond Mine, Minas Gerais State, Brazil: Presenting Details Of Diamond Resources Compliant With Canadian National Instrument 43-101".  In this report, on page 33 as follows, the details of the transaction by which Vaaldiam,a Canadian listed company at the time) sough to acquire ownership of RST:

"Vaaldiam has agreed in principle to acquire all the issued and outstanding shares of RST. Subject to the satisfactory completion of a technical and financial due diligence study, and the execution of a Share Purchase Agreement, consideration of US$10,500,000 is payable by Vaaldiam to the vendors of the RST shares in three stages as follows:

(a)	US.$ 500,000 is payable in cash on the signing of a Share Purchase Agreement on 30 June 2008.

(b)	US.$ 1,500,000 is payable in common shares of Vaaldiam. For this purpose the value of Vaaldiam shares is deemed to be equal to a 10 % premium to the volume weighted average trading price of such shares for the 20 trading days preceding June 30, 2008. Such shares are to be issued on the signing of the Share Purchase Agreement on 30 June, 2008.

(c)	US$ 8,500,000 payable in cash on August 15, 2008."

We understand that Vaaldiam paid US$2 million to the sellers, and subsequently was unable to pay the remainder. RST was never explored by it or other owners since then and its mining areas have remained essentially untouched.

RST mining concessions and minerals rights are located on the banks of the Jequitinhonha River, a well-known alluvial diamond and gold area for the last two centuries, near MDB's areas and plant. RST has no operational plant or workers at this time, and any eventual mining in an RST area could possibly be processed at MDB's plant

We believe that its shareholders will benefit from this transaction as it permits us  participation in an additional 10 mining concessions, whereas before we had only the one mining concession from MDB. Mining concessions are the highest level of mineral rights in Brazil. They permit the owner to mine and commercialize specified minerals in perpetuity, as long as continuous observance of the mining code is followed. The cost of obtaining a mining concession from a greenfield stage can reach hundreds of thousands of dollars and take in excess of five years

3)	Borba Project

The mineral claim for the Borba Project is "Autorização de Pesquisa" (research permit) with respect to DNPM process number 880.239/2009 initially awarded by DNMP on October 14, 2009, and renewed on December 4, 2012 for another three years. It covers an area of 9,999.11 hectares, or approximately 24,708 acres. The title to this mineral claim is held by us.

BMIX is evaluating the potential of the Borba Project. One possibility is for us to perform the necessary research to submit an application to upgrade this claim from research permit to mining concession by the submission of a research report in accordance with DNPM standards before December 4, 2015. Another possibility is a transaction by which a partner develops or co-develops this project. No decision on this has been made yet.

If by December 4, 2015, we, or a partner on our behalf, have not submitted the necessary research work to DNPM, and has not been granted a valid extension, we may lose this mining claim, but it will not be subject to fines or penalties for not completing the research on a timely basis.

In 2013, we performed a preliminary geological surface assessment of this area and collected samples for geochemical analysis. These samples were analyzed at the SGS-Geosol laboratory in Belo Horizonte, Brazil. Further analytical work continues to date with a senior geologist in Brazil.

Set forth below is a map from DNPM delineating the Borba Project mineral rights area.

Novo Aripuanã
Borba
AM
880239/2009
880117/2008
880129/2008
Apuí
880110/2008

Offices

Brazil Minerals leases an administrative office in Pasadena, California. [The Company's Brazilian headquarters is in Belo Horizonte, capital of the state of Minas Gerais, Brazil. The Company has additional office space at the administrative building at the mine.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2013 and 2014.

	Year Ended
Quarters	December 31, 2013
	High	Low

First (3/7-3/31)	$1.10	$0.56
Second (4/1-6/30)	$0.89	$0.11
Third (7/1-9/30)	$0.28	$0.07
Fourth (10/1-12/31)	$0.12	$0.06

	Year Ended
Quarters	December 31, 2014
	High	Low
2014 First (1/1 – 3/31)	$0.1500	$0.0550
Second (4/1 – 6/30)	$0.1150	$0.0600
Third (7/1 – 9/30)	$0.0860	$0.0412
Fourth (10/1 – 12/31)	$0.0559	$0.0043

As of December 29, 2014, we had approximately 2,500 beneficial owners of our common stock. As of April 10, 2015 we had 93 holders of record of our common stock

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

On February 19, 2013, our Board of Directors approved our 2013 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2014 with respect to our equity compensation plans.

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

Sales of Unregistered Securities

On October 22, 2014, we received proceeds of $25,000 from an investment by Black Mountain Equities, Inc., an accredited investor, in exchange for an unsecured convertible promissory note in the principal amount of $27,500. The note bears interest at the rate of 10% per annum. The note must be converted by the holder (unless repaid by us) by December 31, 2015. We retain the option, but not the obligation, to repay the note in cash. The conversion price is the lesser of (a) $0.07 or (b) 60% of the lowest daily volume weighted average price of our common stock during the twenty trading days immediately prior the applicable date on which the holder of the note elects to convert all or part of the note. The note is not secured by any collateral. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one accredited investor which represented to us that it had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and was acquiring the shares for investment and could bear the economic risk of the investment.

On November 3, 2014, we received proceeds of $47,500 from an investment by JSJ Investments Inc., an accredited investor, in exchange for an unsecured convertible promissory note in the principal amount of $50,000. The note bears interest at the rate of 12% per annum. The note is due on demand on and after May 3, 2015. Payment of the note shall be by mandatory conversion of all principal, accrued interest and fee unless prepaid by us in cash together with a prepayment premium. The conversion price is a 45% discount to the average of the three lowest individual volume weighted average prices of our Common Stock during the 20 day trading days immediately prior to the date of conversion. The note is not secured by any collateral. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one accredited investor which represented to us that it had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and was acquiring the shares for investment and could bear the economic risk of the investment.

On November 7, 2014, we received net proceeds of $61,250 from an investment by LG Capital Funding, LLC, an accredited investor, in exchange for an unsecured convertible promissory note in the principal amount of $71,660. (There was an original issue discount of $3,410 on the note and we paid a $4,000 due diligence fee and $3,000 of lender's counsel's fees in connection with the financing.) The note bears interest at the rate of 10% per annum. The note is due on November 7, 2015. The holder may at its option convert all or any amount of the principal of the note into shares of our Common Stock at a conversion rate equal to 55% of the average of the two lowest individual volume weighted average prices of our Common Stock during the 20 day trading days immediately prior to the date we receive from the holder a notice of conversion. The note is not secured by any collateral. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one accredited investor which represented to us that it had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and was acquiring the shares for investment and could bear the economic risk of the investment.

Item 6. Selected Financial Data.

The information to be reported under this Item is not required of smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

This Annual Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions

Overview

Brazil Minerals, Inc. ("Brazil Minerals", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring controlling positions or significant positions, with oversight roles in companies in Brazil in the minerals area or in industries related to minerals. We consolidate the results of our controlled subsidiaries in this Annual Report.

In 2013, our initial year of operations under the current management team, we produced rough diamonds and gold for sale. In 2014, we added polished diamonds. In 2015, we added sand and within 30 days will add industrialized sand products, such as mortar. We expect industrialized sand products to have higher margins than rough diamonds or gold.

The current primary objective of BMIX is to become a cash flow positive company within the next 12 months. Currently, it is not an objective of the Company to achieve the highest revenues possible. The Company is currently focused on those revenues that can be obtained with the lowest possible cost and greatest certainty.

The year 2014 was marked by a need to raise enough cash and quickly to buy the 45% of Mineração Duas Barras Ltda ("MDB") that belonged to a private individual. MDB owns a mining concession for diamonds, gold, and sand, and a large recovery plant for diamonds and gold, among other assets. We competed against offers from a group based in India, in a very time-sensitive manner, and therefore had to resort to a rapid combination of convertible debt and equity sales, as well as sales of diamonds for forward delivery to not lose the opportunity. If we had lost, a 45% owner in Brazil would be in a position to block any strategies that we could envision for MDB. With our acquisition of the 45% piece, however, we now own 100% of MDB. We believe that on a discounted cash flow basis, this acquisition was highly attractive.  In 2014, we also acquired 50% of RST Recursos Minerais Ltda. ("RST"), a company with 10 mining concessions and 12 mineral rights for diamond and gold, and also located in the Jequitinhonha River valley in Brazil. Some of the many RST areas are located in close proximity to our MDB processing plant for diamonds and gold. The last time that RST was transacted to a public company, in 2008, its acquisition price was $10.5 million. No mining in its areas has occurred since then. Our acquisition cost for 50% of RST has been less than $250,000 after months of negotiations with the previous private owners.

From 2013 when we had access to only 1 mining concession and 2 mineral rights, we now have 11 mining concessions and 17 mineral rights.

While our consolidated financial results are in part tied to the price of diamonds and gold, both commodities that are traded globally, the biggest factor by far to date in generating our revenues and gross profits is MDB's ability to effectively mine diamonds and gold. Alluvial mines, such as MDB's, are not homogeneous: some mining fronts have very rich concentrations of diamondiferous and auriferous gravel whereas others do not. Additionally, some areas have easy access, whereas others may be underwater, and thus require water removal prior to excavation. Our ability to choose the mining fronts to pursue and to provide the necessary equipment, fuel, and labor are a significant factor in our results. The second biggest factor in affecting our results is MDB's ability to mine diamonds and gold is highly seasonal. The rainy season in the northern area of the state of Minas Gerais, Brazil, lasts from December through April. We expect that during these months MDB's revenues will be substantially lower than during other periods.

The last quarter of 2014 was not a good operational quarter because the location in which we embarked proved more challenging and expensive to mine than predicted. Such area was an open pit greater than the size of a football field and covered with water; the water had depths in excess of 15 meters. This area was chosen because we had excellent geological reports and markings available, and thus knowledge of substantial presence of mineralized materials. However, we approached the rainy season unable to reach the depth for gravel needed. This area was particularly expensive to mine because we had to maintain up to four diesel-powered generators working virtually around the clock so that the water would not rise. It is our current focus for 2015 mining pits that are much easier to access and mine.

In 2015, Brazil Minerals anticipates receiving increasing cash flows from the sale of high-margin industrialized sand products as well as from the sale of unprocessed sand. These cash flows are predictable, dissociated from diamond and gold mining, and independent of investment in large diesel costs.  Overall, our strategy will be to prioritize safer cash flows while our convertible notes get converted to stock.

In 2015, Brazil Minerals anticipates clearance of most, if not all, of its variable-rate convertible debt outstanding through stock conversions or debt repurchases. This should greatly diminish continuous selling pressure on the our stock as most convertible debt holders appear to promptly sell the shares issued to such lenders upon conversion of the debt.

Starting in 2015 but going to 2016, Brazil Minerals intends to continue to lower its costs of diamond and gold mining and production by a variety of strategies, including better power management and excavation of smaller pits. An important goal is to bring electricity to its large diamond and gold processing plant, which would make the biggest cut in the cost of diesel usage, our largest operational cost. Additionally, as soon as logistically feasible, Brazil Minerals plan to cease selling rough diamonds and only sell polished diamonds. The Company's rough diamonds sell for approximately US$130/carat. The Company's polished diamonds, certified and graded by the Gemological Institute of America, have a Rapaport value of US$3,250/carat. In order to undertake this strategy of only selling polished diamonds, the Company will rely on daily cash flows from sand and mortar, so that it can wait for batches of diamonds to be polished in either China or India prior to selling them in the global markets at best prices.

Over time, our intended operational strategy to explore more remote mining areas that we control can be described as hub-and-spokes, in that the MDB plant will be the hub and, over time, much smaller, portable and relatively inexpensive satellite pre-processing plants will be placed in farther mining concessions. This will allow us to transport to the MDB plant only pre-processed gravel for final recovery of diamonds and gold. At that point, the plant could function around the clock and therefore increase its throughput significantly.

As part of implementing this strategy, now that we own 100% of MDB, we have accelerated conversations and exchange of information and proposals with Companhia Energética de Minas Gerais ("CEMIG"), the state-controlled electric utility. Recently, CEMIG has identified availability of electric energy for sale going forward and we are now discussing cost and timeline for a line extension connecting the MDB plant to the national grid. Access to electric energy replacing the current diesel generators use will cut costs at MDB by at least 60%.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

In 2014, we had revenues of $492,129 as compared to revenues of $791,780 in 2013, a decline of 37.8%. The decrease was primarily due to lower than expected revenues in the last quarter of 2014, as the area chosen for mining was operationally challenging and unable to be properly mined prior to the start of the rainy season.

Our consolidated cost of goods sold in 2014 was $446,606, consisting almost entirely of production expenses, and representing approximately 90.7% of the Company's total revenues. Our consolidated cost of goods sold in 2013 was $448,830, also consisting almost entirely of production expenses, and representing 56.4% of the Company's total revenues. This result is explained by the much more challenging type of underwater mining exploration that occurred in most of 2014 as compared to dry open pit mining in 2013.

Our gross profit in 2014 was $45,523, or approximately 9.3% of total revenues. By comparison, our gross profit in 2013 was $342,950, or approximately 43.3% of total revenues.

We had an aggregate of $1,901,561 in operating expense in 2014, as compared to an aggregate of $2,755,906 in operating expenses in 2013, a decline of 31.0%. This decrease was mostly due to lower compensation, stock compensation, and exploration costs, all of which declined much more than the increases seen in general and administrative expenses, and professional and consulting fees.

In 2014, we had other expenses of $1,544,888, primarily related to the convertible debt taken by the Company, as compared to $22,168 in other expenses in 2013.

Brazil Minerals' net result in 2014 was ($3,436,643) in 2014, as compared to a net result of ($2,218,873) in 2013.  On a per share basis, the 2014 net result was ($0.04) versus ($0.03) in 2013.

Net cash used in operating activities was $246,489 in 2014, as compared to $543,753 in 2013.

Net cash used in investing activities was $1,356,032 in 2014, as compared to $229,617 in 2013. The increase seen in 2014 was primarily due to the acquisition of the 45% of MDB.

Net cash provided by financing activities was $1,656,205 in 2014, as compared to $202,692 in 2013. The increase seen in 2014 was due to the sale of convertible notes and equity, primarily done for the acquisition of the 45% of MDB.

Fiscal Year Ended December 31, 2013 Compared to Period from March 1, 2012 to December 31, 2012

The Company was incorporated on December 15, 2011. It commenced operations on March 1, 2012. Until December 2012, the Company's operations were limited to developing a business plan, completing sales of common stock, discussing offers by the Company of 3D animation services with potential customers, and the signing and performance of a service agreement with one company.

The Company changed its business model and management in December 2012, and simultaneously discontinued its 3D animation services business. From March 1, 2012 to December 31, 2012 ("FY2012") we had zero revenues as compared to revenues of $791,780 in the period from January 1, 2013 to December 31, 2013 ("FY2013"). Essentially all of our revenues in FY2013 were derived from the consolidation of the revenues from MDB, a company in which we own a 55% ownership stake. All of the revenues of MDB in FY2013 were from sale of rough diamonds and gold mined at MDB.

Our consolidated cost of goods sold in FY2013, consisting almost entirely of production expenses, was $448,830 or approximately 56.7% of the Company's total revenues. The Company's gross profit in FY2013 was $342,950, or approximately 43.3% of total revenues. By comparison, the Company had no revenues, costs of goods sold or gross profit in FY2012.
 .
We had an aggregate of $2,778,944 in operating expenses in FY2013, as compared to $152,655 in total operating expenses in FY2012. Exploration and production costs totaling $834,962 and stock based compensation totaling $1,210,391 comprised the majority of operating expenses in FY2013. No exploration and production costs or stock based compensation expense was incurred in FY2012.

General and administrative expenses increased from $3,885 in FY2012 to $326,908 in FY2013; compensation and related costs increased from $54,112 in FY2012 to $269,168 in FY2013; and professional fees increased from $94,658 in FY2012 to $114,044 in FY2013, in each case primarily as a result of the change in the Company's business All of these changes were as a result of the growth of our business.

Primarily as a result of the $2,626,289 increase in total operating expenses, our net loss increased by $2,260,661, from $174,463 in FY2012 to $2,435,124 in FY2013.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets of $538,765 compared to current liabilities of $3,062,857 for a current ratio of 0.18 to 1. By comparison, on December 31, 2013, we had current assets of $340,332 compared to current liabilities of $238,602 for a current ratio of 1.43 to 1. The decrease in our current ratio in 2014 was attributable to a decrease in cash and cash equivalents which were used to fund operations and an increase in liabilities due to issuance of convertible notes and forward sales of polished diamonds.

In 2014, our principal sources of liquidity were our revenues from the sale of polished diamonds, rough diamonds, and gold, issuances of convertible debt and equity, and forward sales of polished diamonds.

During the first quarter of 2015, we received an aggregate of $265,000 in gross proceeds from the sale of $200,000 in fixed-rate convertible debt with a floor on the conversion rate and $65,000 in variable-rate convertible debt.

We believe that financial resources and funds generated from industrialized sand sales as well as unprocessed sand sales will make a substantial impact in operational cash flows commencing in the second quarter of 2015. We anticipate that these cash flows will be adequate to cover a large portion of anticipated expenditures for general and administrative expense costs. We anticipate that all of the existing convertible debt in the Company will be converted to common stock throughout 2015. The Company may rely on financing from the issuance of equity and/or debt if it believes that it needs to close any gaps that are not covered by its revenues or pre-revenues.

The Company has no plans for any significant cash acquisition in 2015 or the foreseeable future while it is not cash flow positive.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2014. On the basis of that evaluation, management concluded that the Company's disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control system is designed to provide reasonable assurance to management and to the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Since the Company is a non-accelerated filer, management's report is not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management's report on internal controls.
(c)  Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred in the fourth quarter of 2014 that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.
(d)  Limitations of the Effectiveness of Internal Controls
The effectiveness of the Company's system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, the Company's control systems have been designed to provide reasonable assurance of achieving their objectives, and the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information as of December 31, 2014 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	48	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	55	Director

Ambassador Paul Durand	73	Director

Luis Mauricio Ferraiuoli de Azevedo, Esq.	51	Director

Marc Fogassa, age 48, has been a director and our Chairman and Chief Executive Officer since December 2012. He has over 15 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. Mr. Fogassa has worked at Goldman Sachs & Co. (1997), Atlas Venture (1998-2000), and Axiom Ventures (2000-2005). He also worked as investment manager with Hedgefort Capital Management LLC from May 2005 to June 2012, and as an investment banker from November 2011 to January 2014 with Hunter Wise Financial Group, LLC. He has been Chairman and CEO of Brazil Mining, Inc. since March 2012. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega, age 55, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States ("OAS") from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of VisionAmericas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Ambassador Paul Durand, age 73, has been a director since 2012. He has had extensive experience in Latin America. From August 2001 to August 2006, Ambassador Durand was Canada's Ambassador to the OAS. From August 2000 to July 2001 he was Canada's Ambassador to Chile, and from August 1992 to August 1995 he was Canada's Ambassador to Costa Rica, with concurrent accreditation to Honduras, Nicaragua, and Panama. For the past five years, Ambassador Durand has also personally provided consulting services to several businesses and organizations, including the University of Ottawa advising the executive student class on political and economic conditions in Brazil and Chile; the OAS on elections and a referendum in Chile; and Infinito Gold Inc. on negotiations with the government of Costa Rica regarding the development of a gold mine. He has a Bachelor of Arts degree in Political Economy from the University of Toronto, and has pursued further studies in International Relations and Economics at Northwestern University in Chicago and Carleton University in Ottawa. Ambassador Durand joined the Canadian government after working in international banking in Latin America (Colombia, El Salvador), the Caribbean (Bahamas) and the U.S. We appointed Ambassador Durand as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

On January 7, 2014, our Board of Directors elected Luis Mauricio Ferraiuoli de Azevedo, Esq. as a director. Mr. Azevedo, age 51, is both a licensed lawyer and geologist with 25 years of business and mining experience in Brazil. Since October 1997 he has been the Managing Partner at FFA Legal, a legal firm he founded and based in Rio de Janeiro, Brazil, and which is focused solely on natural resources companies. Mr. Azevedo's practice is highly active in mergers in acquisitions for companies owning mineral assets and/or operating mining enterprises in Brazil. His experience spans industrial minerals, diamonds, and precious metals, and he continually works in contact with the highest federal levels of all branches of government in Brazil. Prior to his election to our Board of Directors, Mr. Azevedo had served on our Board of Advisors since July 2013. Mr. Azevedo previously worked for Western Mining, Barrick Gold, and Harsco. He assembled land packages that resulted in five initial public offerings of Canadian companies in Brazil (Avanco, Avenue, Carnavale, Rio Verde, and Talon) since 2004. In addition to his directorship in our Board of Directors, he is currently on the Board of Directors of three mining companies: Avanco, Avenue, and Talon Metals. Mr. Azevedo received a Geology degree from UERJ - Universidade do Estado do Rio de Janeiro in 1986, a Law degree from Faculdade Integradas Cândido Mendes in 1992, and a Master of Law degree from PUC-Rio, Pontifícia Universidade Católica of Rio de Janeiro in 1995. We appointed Mr. Azevedo as a director because of his extensive experience in Brazilian geology, Brazilian mining law, mergers and acquisitions of mining companies in Brazil and his experience as a director in publicly traded companies listed in Canada.

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

Our directors and executive officers have not, during the past ten years:

•	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently, or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities; or

•	been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

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

Our Board of Directors currently acts as our audit committee. We do not currently have an independent member of our Board of Directors who qualifies as an "audit committee financial expert" as defined in Item 407(e)(5) of Regulation S-K.

Item 11. Executive Compensation.
The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2013 and December 31, 2014. No other employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation (S)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc	12/31/2013	$155,234	(A)	-	$180,000	(B)	741,766	(B)	-	-	-	1,077,000
Fogassa	12/31/2014	$112,500	(C)	-	-		-		-	-	-	112,500

(A)	In lieu of cash payments of salary, the Company issued to Mr. Fogassa shares of common stock having an aggregate market value of $30,234 as of the dates of issuance.

(B)
On April 18, 2013, the Company granted to Mr. Fogassa options to purchase 2,000,000 shares of the Company's Common Stock which had a value of $741,766 as of the date of grant of the option. On November 30, 2013 the Company rescinded and cancelled the grant of such options. As of such date the value of the rescinded options was $36,272.In lieu of the options, on November 30, 2013 the Company issued to Mr. Fogassa 2,000,000 shares with a deemed value of $180,000. The value of the options rescinded has been calculated in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of all assumptions made in the calculation of this amount. The value of the 2,000,000 shares issued to Mr. Fogassa in lieu of the options is based on the closing price of the Company's Common Stock of $.09 per share on November 29, 2013.

C) In lieu of certain cash payments of salary, the Company issued to Mr. Fogassa shares of common stock having an aggregate value of $37,500 as of the date of issuance.

Employment Agreement with Marc Fogassa

Marc Fogassa was hired by the Company as the Company's Chief Executive Officer, Chairman, Chief Financial Officer, Treasurer and Secretary under an Employment Agreement dated December 31, 2012 (the "Agreement"). Under the Agreement Mr. Fogassa receives a salary of $150,000 per annum. Such annual salary shall be increased to $175,000 and $200,000 upon consummation of private placements of Company securities of at least $2,500,000 and $5,000,000, respectively. In addition, Mr. Fogassa is entitled to reimbursement of expenses incurred by him in the performance of his duties, a maximum allowable SEP IRA contribution, four weeks of paid vacation time, and the payment by the Company of certain insurance-related expenses. The agreement further provides that the Company shall pay to Mr. Fogassa severance in case of termination or change in control with demotion.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2014 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Roger Noriega	-	$50,000		$50,000
Paul Durand	-	$50,000		$50,000
Luis Mauricio Ferraiuoli de Azevedo, Esq. (2)	-	$37,500	$12,500	$50,000

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2014 to each director calculated in accordance with FASB ASC Topic 718.  See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of all assumptions made in the calculation of this amount.

(2)	Mr. Azevedo became a director of the Company on January 7, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of April 10, 2015 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

		Shares			Percentage of Voting Power
		Beneficially		Percent of	of all Outstanding Classes
Name and Address (1)	Office	Owned (2)		Class (3)	of Company Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	34,561,715	(5)	10.5%	56.1%
Sainte Valiere, LLC	-	34,561,715	(6)	10.5%	5.1%

Ambassador Paul Durand	Director	2,879,190	(7)	*	*

Ambassador Roger Noriega	Director	2,770,565	(7)	*	*

Luis Mauricio Ferraiuoli de Azevedo, Esq.	Director	1,161,980	(8)	*	*

All executive officers and directors as a group (4 persons)		41,373,450	(5)(9)	12.4%	56.5%

Series A Preferred Stock

Marc Fogassa	Director	1		100%	51.0%

All executive officers and directors as a group (4 persons)		1		100%	51.0%

———————
* Less than 1%

(1) Unless otherwise specified, the address of each of the officers and directors set forth below is in care of Brazil Minerals, Inc., 155 North Lake Avenue, Suite 800, Pasadena, California 91101.

(2) Beneficial ownership is determined in accordance with rules promulgated by the Commission.

(3) Based on 329,217,141 shares of common stock outstanding and computed in accordance with rules promulgated by the Commission.

(4) The holders of our Preferred Stock vote together as a single class with the holders of our Common Stock, with the holders of Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their beneficial ownership of shares of Preferred Stock and Common Stock as of April 10, 2015, each person set forth in the table had the approximate percentage of the voting power of the common and preferred stock voting together as a single class as of such date set forth opposite their name.

(5) Includes 34,481,716 shares of our common stock and options to purchase 79,999 shares of our common stock at $1.00 per share owned by Sainte Valiere, LLC, a limited liability company owned by a trust of which Mr. Fogassa is the sole beneficiary.

(6) Includes options owned by Sainte Valiere, LLC to purchase 79,999 shares of our common stock at $1.00 per share.

(7) Includes options to purchase 200,000 shares of our common stock at $0.58 per share, options to purchase 200,000 shares of our common stock at $0.09 per share, options to purchase 141,520 shares of our common stock at $0.0959 per share, options to purchase 188,430 shares of our common stock at $0.08175 per share, options to purchase 326,820 shares of our common stock at $.05 per share and options to purchase 535,727 shares of our common stock at $.0265 per share.

(8) Includes options to purchase 141,520 shares of our common stock at $0.0959 per share, options to purchase 326,820 shares of our common stock at $.05 per share and options to purchase 535,727 shares of our common stock at $.0265 per share.

(9) Includes options to purchase an aggregate of 4,189,061 shares of common stock at exercise prices ranging from $0.0265 to $1.00 per share.

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

On December 19, 2012 the Company entered into and consummated a Contribution Agreement with Brazil Mining (the "Contribution Agreement") pursuant to which Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, certain mineral exploration rights on an approximately 10,000 hectare property located in the municipality of Borba, State of Amazonas, Brazil. Brazil Mining also entered into an Option Agreement with the Company pursuant to which Brazil Mining granted to the Company an option to purchase for $800,000 a 20% share of the monthly diamond production that Brazil Mining would actually receive in respect of Brazil Mining's then anticipated acquisition of a 55% equity interest in a Brazilian entity (the "Option Agreement"). Pursuant to the Contribution Agreement, the Company issued to Brazil Mining an aggregate of 1,073,511 shares of the Company's Common Stock, par value $.001 per share, constituting 51% of the issued and outstanding shares of Common Stock of the Company giving effect to all of the transactions consummated on December 19, 2012. In connection with the Option Agreement, on December 19, 2012 the Company advanced $800,000 to Brazil Mining. The loan was payable on demand without interest. No principal payments on such loan were made until January 2, 2013, when the Company exercised the option granted to the Company pursuant to the Option Agreement and acquired 20% of the diamond production due BMI from BMI's 55% interest in MDB. The $800,000 exercise price for the option was paid by the Company by cancelling the $800,000 loan receivable from Brazil Mining.

On March 23, 2013, our Board of Directors and the Board of Directors of BMI, each having obtained all necessary authority, celebrated an agreement pursuant to which our Brazilian subsidiary acquired Brazil Mining's 55% interest in MDB for $660,000 in consideration.

During the year ended December 31, 2013, the Board of Directors of the Company loaned $40,650 to Brazil Mining. No principal or interest payments were made on the loan during 2013. During the year ended December 31, 2014, the Company made additional advances of $83,041 to Brazil Mining. The total due from Brazil Mining as of December 31, 2014 is $123,691 The loan is due on demand and bears interest at the rate of 6% per annum on any amounts outstanding after June 30, 2014.

Director Independence

We believe that each of Ambassador Roger Noriega, Ambassador Paul Durand, and Luis Mauricio Ferraiuoli de Azevedo, Esq. are "independent" as such term is defined by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.
Audit Fees

The aggregate fees that have been billed by Silberstein Ungar, PLLC ("Silberstein"), to us for the audit of our financial statements as of December 31, 2013 were $21,500. In addition, Silberstein was paid an aggregate of $5,250 and $6,000 for its reviews of our quarterly financial statements during 2013 and 2014, respectively. In 2013, Silberstein was also paid $12,000 for an audit of MDB from January 1, 2011 through December 31, 2012, and $1,500 for the review of a Form 8-K filing.

On July 29, 2014 the Company engaged KLJ & Associates, LLP ("KLJ") as the Company's independent registered public accounting firm. The Company paid KLJ an aggregate of $7,500 in 2014 for the review of Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014.

On December 8, 2014 the Company engaged BF Borgers CPA PC ("Borgers") as the Company's independent registered public accounting firm. The aggregate fees that have been or are expected to be billed by Borgers for the audit of our financial statements as of December 31, 2013 and December 31, 2014 and for the years then ended are $31,892.

Audit-Related Fees

During 2013 and 2014 there were no fees paid to Silberstein, KLJ or Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Silberstein, KLJ or Borgers for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Silberstein, KLJ or Borgers during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by Silberstein, KLJ or Borgers in 2013 or 2014.

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

BRAZIL MINERALS, INC.

TABLE OF CONTENTS
DECEMBER 31, 2014

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2014
and December 31, 2013	F-3

Consolidated Statements of Other Comprehensive Income (Loss) for the Year
Ended December 31, 2014 and December 31, 2013	F-4

Consolidated Statement of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows for the Year
Ended December 31, 2014 and December 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brazil Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. ("the Company") as of December 31, 2014 and 2013 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Brazil Minerals, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
April 15, 2015

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$19,776	$104,785
Taxes recoverable	71,924	43,224
Prepaid expenses	45,648	-
Inventory	210,427	146,172
Deposits and advances	67,299	5,501
Loan receivable-related party	123,691	40,650
Total current assets	538,765	340,332

Capital assets:
Property and equipment, net of accumulated depreciation	522,775	430,074
Other assets:	-	-
Investment under the equity method	164,600	-
Intangible assets	124,245	139,653
Total assets	$1,350,385	$910,059

Liabilities
Current liabilities:
Accrued expenses and accounts payable	$545,665	$171,526
Customer deposits	293,630	-
Convertible notes payable, net of debt discount of $507,464 and $33,563	717,272	66,437
Derivative liabilities	1,506,290	-
Loan from director	-	639
Total current liabilities	3,062,857	238,602

Long term liabilities
Customer deposits- non current	250,000	-
Total liabilities	3,312,857	238,602

Commitments and contingencies:
Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	-
Common stock , $0.001 par value, 300,000,000 shares authorized; 118,618,373 shares issued and outstanding (December 31, 2013- 74,639,834)	118,618	74,640
Additional paid-in capital	40,483,759	39,334,784
Accumulated other comprehensive loss	(365,473)	(226,700)
Stock warrants	218,656	129,772
Deferred stock compensation	-	(69,611)
Accumulated deficit	(42,418,033)	(38,981,390)
Total stockholders' equity (deficit)	(1,962,472)	261,495
Non-controlling interest	-	409,962
Total liabilities and stockholders' equity (deficit)	$1,350,385	$910,059

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$492,129	$791,780

Costs of goods sold:
Production expenses	441,132	445,262
Mining tax	5,474	3,568
Total cost of goods sold	446,606	448,830
Gross profit	45,523	342,950

Operating expenses:
Professional fees	254,487	114,044
Consulting fees	12,200	-
General and administrative expenses	868,399	326,908
Compensation and related costs	191,979	269,168
Stock based compensation	574,280	1,210,391
Exploration costs	-	834,962
Depreciation	216	433
Total operating expenses	1,901,561	2,755,906

Loss from operations	(1,856,038)	(2,412,956)

Other expense (income)
Loss (gain) on derivative liability	(120,258)	-
Derivative expense	(499,126)	-
Interest on promissory notes	(94,324)	(2,500)
Amortization of debt discount and other fees	(733,282)	(20,138)
Loss on extinguishments of debt	(97,898)	-
Other	-	470
Total other expense (income)	(1,544,888)	(22,168)

Loss before provision for income taxes	(3,400,926)	(2,435,124)

Provision for corporate income taxes	(27,809)	-

Net loss	$(3,428,735)	$(2,435,124)

(Income) loss attributable to non-controlling interest	(7,908)	216,251

Loss attributable to Brazil Minerals Inc.	$(3,436,643)	$(2,218,873)

Net loss per share: Basic and diluted	$(0.04)	$(0.03)
Weighted average number of shares outstanding: Basic and diluted	81,692,030	71,072,232

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Net loss	$(3,428,735)	$(2,435,124)

Foreign currency translation:
Change in cumulative translation adjustment	(138,773)	(226,700)
Income tax benefit (expense)	-	-
Total comprehensive net loss	$(3,575,416)	$(2,661,824)
Total comprehensive net loss attributable to noncontrolling interest	-	318,266
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(3,575,416)	$(2,343,558)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Common Stock Warrants	Deferred Stock Compensation	Accumulated Deficit	Non-Controlling Interest	Stockholders' Equity (Deficit)

December 31, 2012	-	$-	69,963,434	$69,963	$37,370,516	$-	$117,765	$-	$(35,962,517)	$-	$1,595,727

Shares issued for acquisition of subsidiary	-	-	1,000,000	1,000	659,000	-	-	-	-	-	660,000
Common stock issued for consulting	-	-	1,188,548	1,189	112,061	-	-	(69,611)	-	-	43,639
Common shares issued for mineral exploration costs	-	-	5,000	5	2,745	-	-	-	-	-	2,750
Shares issued for compensation-directors	-	-	50,000	50	4,450	-	-	-	-	-	4,500
Shares issued for payable to officer	-	-	382,852	383	24,617	-	-	-	-	-	25,000
Shares issued in connection with modification of equity award	-	-	2,000,000	2,000	141,728	-	-	-	-	-	143,728
Shares issued in connection with note payable	-	-	50,000	50	5,450	-	-	-	-	-	5,500
Debt discount on issuance of convertible note	-	-	-	-	20,694	-	-	-	-	-	20,694
Warrants issued in connection with convertible note	-	-	-	-	-	-	12,007	-	-	-	12,007
Stock options-director and officer	-	-	-	-	993,523	-	-	-	-	-	993,523
Non-controlling interest on acquisition of subsidiary	-	-	-	-	-	-	-	-	-	466,063	466,063
Additional capital contributions by non-controlling interest	-	-	-	-	-	-	-	-	-	160,150	160,150
Deemed dividend related to acquisition of mining option and exploration rights	-	-	-	-	-	-	-	-	(800,000)	-	(800,000)
Non controlling interest	-	-	-	-	-	-	-	-	216,251	(216,251)	-
Net loss	-	-	-	-	-	(226,700)	-	-	(2,435,124)	-	(2,661,824)

December 31, 2013	-	$-	74,639,834	$74,640	$39,334,784	$(226,700)	$129,772	$(69,611)	$(38,981,390)	$409,962	$671,457

Shares issued for cash	-	-	9,147,618	9,148	383,852	-	-	-	-	-	393,000
Shares issued for conversion of debt	-	-	23,531,590	23,531	333,691	-	-	-	-	-	357,222
Shares issued for services	-	-	4,104,797	4,105	310,439	-	-	69,611	-	-	384,155
Shares issued for mineral properties	-	-	626,677	626	43,242	-	-	-	-	-	43,868
Shares issued for investment in MDB	-	-	2,817,857	2,818	209,282	-	-	-	-	-	212,100
Shares issued for diamond transactions	-	-	3,750,000	3,750	331,346	-	-	-	-	-	335,096
Stock options issued with sale of shares for cash	-	-	-	-	93,280	-	-	-	-	-	93,280
Stock options issued for services	-	-	-	-	190,175	-	-	-	-	-	190,175
Warrants issued with convertible debt	-	-	-	-	-	-	88,884	-	-	-	88,884
Extinguishment of convertible debt	-	-	-	-	97,898	-	-	-	-	-	97,898
Non-controlling interest	-	-	-	-	(844,230)	-	-	-	(7,908)	(409,962)	(1,262,100)
Foreign currency translation	-	-	-	-	-	(138,773)	-	-	-	-	(138,773)
Net loss	-	-	-	-	-	-	-	-	(3,428,735)	-	(3,428,735)

December 31, 2014	-	$-	118,618,373	$118,618	$40,483,759	$(365,473)	$218,656	$-	$(42,418,033)	$-	$(1,962,472)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(3,436,643)	$(2,218,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	7,908	54,813
Stock based compensation and services	574,280	1,210,391
Amortization of prepaid option expense as cost of goods sold	5,776	-
Loss (gain) on derivative liability	619,384	-
Amortization of debt discount	708,876	-
Loss on extinguishment of debt	97,898	-
Depreciation and amortization	216	324
Change in assets and liabilities:
Taxes recoverable	(28,700)	-
Prepaid expenses	41,856	-
Accounts receivable	-	(16,864)
Deposits and advances	(61,798)	-
Inventory	(64,255)	(106,301)
Accrued expenses and accounts payable	410,067	3,181
Deferred revenue	878,726	-
Net cash provided by (used in) operating activities	(246,409)	(543,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	(92,917)	(46,903)
Advances to related party	(83,041)	(182,714)
Purchase of noncontrolling interest	(1,050,000)	-
Investment accounted for by the equity method	(120,732)	-
Increase in intangible assets	(9,342)	-
Net cash used in investing activities	(1,356,032)	(229,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	-	(100)
Cash aquired on acquisition of subsidiary	-	59,433
Net proceeds from sale of common stock	393,000	-
Capital contributions received	-	53,359
Deferred financing costs	-	(10,000)
Proceeds from convertible notes payable	1,288,205	100,000
Repayment of convertible note payable	(25,000)	-
Net cash provided by financing activities	1,656,205	202,692

Effect of exchange rate changes on cash	(138,773)	28,947

Net increase (decrease) in Cash and Cash Equivalents	(85,009)	(541,731)

Cash and cash equivalents, beginning of period	104,785	863,189

Cash and cash equivalents, end of period	$19,776	$321,458

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$16,998	$-

Supplemental Non-Cash Investing and Financing Information
Loan receivable converted to interest in mineral property rights	$-	$800,000
Shares issued for exploration rights and mineral property option	$-	$580,000
Share options issued as prepaid expense	$93,280	$-
Shares issued for equity investment	$43,868	$-
Shares issued in connection with conversion of debt and accrued interest	$357,222	$-
Shares and options issued in connection with diamond purchase agreement	$335,096	$-
Shares issued for increase in investment in subsidiary	$212,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds and gold, and owns or has options on other mineral assets in Brazil.

On December 18, 2012, the Company entered into and consummated an acquisition agreement with Brazil Mining, Inc. ("BMI") whereby BMI agreed to transfer to the Company certain mining and exploration rights, in exchange for 35,783,342 shares of the Company. At the same time, the previous sole director surrendered for voluntary cancellation, 99,999,000 shares of common stock of the Company such that, upon the transaction and a simultaneous private placement by the Company of its common stock, BMI owned 51% of the outstanding common stock of the Company. The Company changed its name to Brazil Minerals, Inc. on December 24, 2012.  See Note 3 for additional information.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), which at December 31, 2013 owned 55% of Mineração Duas Barras Ltda. ("MDB"). During the year ended December 31, 2014, BMIX Subsidiary acquired the remaining 45% of MDB. Thus, as December 31, 2014, MDB is a wholly owned subsidiary. See Note 3 for additional information. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP") of the United States of America and are presented in U.S. dollars. In 2013, the Company elected to change its year end date from February 28 to December 31.

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

Fair Value of Financial Instruments
The Company follows the guidance of Accounting Standards Codification ("ASC") 820 – Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company's assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, taxes recoverable, prepaid expenses, inventory, deposits and other assets, accounts payable, accrued expenses, deferred revenue and convertible notes payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (approximately $94,125 as of December 31, 2014).

Inventory
Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At December 31, 2014, all inventory consisted of ore stockpile.

Investment under the Equity Method
During the year ended December 31, 2014, the Company entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda ("RST") for 250,000 Brazilian Reais (approximately $112,875 USD based on the date of the agreement) in value equivalent of common shares of the Company.  As of December 31, 2014, the Company issued 1,428,572 shares of common stock with a value of $56,742 and made cash payments of $107,858. The investment is accounted for using the equity method. Subsequent to December 31, 2014, the Company purchased an additional 25% of RST, see Note 10 for additional information. The remaining 50% interest in RST is owned by BMI, a related party. RST's assets are 10 mining concessions (the highest level of mineral right in Brazil) for diamond and gold as well as 12 other mineral rights. Income and expenses related to RST were insignificant during the year ended December 31, 2014.

Property and Equipment
Property and equipment are stated at cost. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations as other gain or loss, net.

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of December 31, 2014 and 2013, all property and equipment related to the processing plant and other production machinery except for approximately $800 in computer equipment.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs, including licenses and lease payments, are capitalized. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's rights. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 2014 and 2013, the Company did not carry or retain any unproven mineral properties.

Intangible Assets
For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.

Impairment of Long-Lived Assets
For long-lived assets, such as property and equipment and intangible assets subject to amortization, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of December 31, 2014 and 2013, the Company had deposits of $543,630 and $0, respectively, related to proceeds received for future diamond sales which have been recorded as customer deposits. A portion of these deposits are recorded as long term as the agreements provide for the delivery of diamonds in excess of one year from the balance sheet date. During the year ended December 31, 2014, the Company recognized revenue of $33,700 related to the delivery of diamonds pursuant to the agreements. See Note 7, for additional information related to these agreements.

Costs of Goods Sold
Included within costs of goods sold are the costs of cutting and polishing rough diamonds, and costs of production such as diesel fuel, labor, and transportation.

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We use the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of our stock price over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management's opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC Topic 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company's stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. See Note 5 for a discussion regarding common stock, options and warrants issued.

Foreign Currency
The Company's foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.
Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with FASB ASC 260 Earnings per Share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2014, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Other Comprehensive Income
Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Recent Accounting Pronouncements
We have reviewed all recent accounting pronouncements issued to the date of the issuance of these consolidated financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 – LOAN RECEIVABLE-RELATED PARTY AND OPTION EXERCISE

In 2012, the Company issued a loan to Brazil Minerals, Inc. ("BMI") for $800,000. The CEO of the Company is a significant shareholder and CEO of Brazil Minerals, Inc. The loan was non-interest bearing and had no specified terms of repayment and was an advance related to the exercise of an option agreement held by BMI for a 20% share of the MDB diamond production. On January 2, 2013, the Company exercised the option and the advance was deemed as payment of the option. The option granted the Company 20% of the diamond production with respect to BMI's 55% interest in MDB.

See Note 5 for discussion of an additional related party receivable.

NOTE 3 –ACQUISITION OF MDB INTEREST

Mineração Duas Barras Ltda.

On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to the Company the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI's interest in MDB in exchange for the issuance to BMI of 1,000,000 shares of the Company's common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option as discussed in Note 2. The net assets of MDB at the date of the acquisition of the 55% equity interest in MDB were $1,035,695.  The acquisition was accounted for using the purchase method.  As a result of the transaction, non-controlling interest of $460,663 was recognized in the consolidated financial statements.

The net assets upon the above acquisition consisted of the following:

Cash	$56,914
Inventory	497,002
Equipment	508,105
Intangible assets	163,918
Liabilities assumed	(190,244)

Net assets	$1,035,695

During the year ended December 31, 2014, the Company acquired the remaining 45% interest in MDB for cash of $1,050,000 and 2,817,857 shares of common stock of the Company with a fair market value of $212,100 based upon the closing market price of the Company's common stock on the dates of acquisition. This resulted in a decrease in non-controlling interest of $417,870 and a decrease in additional paid in capital of $844,230. As of December 31, 2014, the Company owns 99.99% of the issued and outstanding of MDB and has removed the non-controlling interest from its financial statements.

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and are not amortized as rights are perpetual.  The carrying value was $124,245 and $139,653 at December 31, 2014 and 2013, respectively.  As of December 31, 2014, the Company expects future expected cash flows to cover the carrying value.

Accounts Payable and Accrued Liabilities

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Accounts payable and other accruals	$463,419	$171,526
Accrued interest	82,246	-
Total	$545,665	$171,526

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE

$100,000 Convertible Note Payable

On September 30, 2013, the Company issued and sold to two accredited investors for $100,000 four units of securities, each unit consisting of a $25,000 convertible promissory note and warrants to purchase 50,000 shares of the Company's common stock until December 31, 2019. The notes bear interest of 10% per annum and are due on the earlier of the close of $100,000 financing or May 31, 2014. The note payable can be converted into common shares of the Company at $0.125 per share. The conversion price of the warrants is $0.15 per share and expire on December 31, 2019. During the period ended March 31, 2014, $25,000 of the note was repaid. The Company recorded a debt discount of $53,701 related to the issuance of the convertible note. As of December 31, 2014, the entire debt discount has been amortized to interest expense. In May 2014, the conversion feature of the note was amended to the lower of $0.11 or 60% of the lowest closing price in the 20 days before the conversion date and the term of the note was extended to September 30, 2014. For accounting purposes, the modifications to the original loan terms were treated as an extinguishment of debt, which resulted in a loss on extinguishment of debt in the amount of $97,898 which was recorded on the statement of operations as an increase to additional paid in capital. In addition, on May 5, 2014 a derivative liability of $53,702 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($.08), expected dividend yield of 0%, expected volatility of 77.67%, risk free interest rate of 0.12% and an expected term of .40 years. As of December 31, 2014, the derivative liability was $0 because as noted in the next paragraph the convertible note payable was fully paid or converted.

During the year ended December 31, 2014, $75,000 of the debt was converted into 2,279,066 shares of common stock of the Company.

The total debt discount was comprised of the debt discount related to the warrants, the convertible note, and stock and cash given in exchange for issuing the convertible notes. The fair value of the debt discount related to the warrants granted was $12,007 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.11), expected dividend yield of 0%, expected volatility of 76.15%, risk-free interest rate of 1.43%, and an expected term of 6.25 years. The fair value of the debt discount related to the convertible note was $20,694 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.11), expected dividend yield of 0%, expected volatility of 87.67%, risk-free interest rate of 0.07%, and an expected term of .67 years. The fair value of the stock and cash given in consideration for issuing the convertible notes was $11,000 and $10,000, respectively. The convertible notes called for the payment of one-half of the stock and cash upon issuing the convertible notes and the remainder upon the repayment of the notes. As of December 31, 2014, $5,500 in stock and $5,000 in cash had been satisfied and the remainder due is reflected in accounts payable.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

$244,000 Convertible Note Payable

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $.001 per share at an exercise price of $.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, not demands for payment have been made.. Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and is being amortized over the life of the note.  During the year ended December 31, 2014, $9,227 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized debt discount was $1,025.

$27,500 Convertible Note Payable

On January 24, 2014, the Company issued and sold a convertible promissory note in the amount of $27,500, bearing interest of 10% per annum and due on December 31, 2014.  The note payable is convertible into common shares of the Company at the lower of $0.07 per share or 60% of the lowest volume weighted average share price in the 20 days before the conversion date. On issuance, a debt discount of $2,500 was recorded and is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $29,084 and was re-valued at December 31, 2014, totaling $0 as entire amount was converted to common stock. As the value of the derivative liability exceeded the face value of the promissory note, a derivative expense in the amount of $4,084 was recorded. During the year ended December 31, 2014, $22,500 of the entire discount was amortized to interest expense.

During the year ended December 31, 2014, all $27,500 and accrued interest of the convertible promissory note was converted into 1,028,139 shares of the Company's common stock.

The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of valuation ranging from ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 112% - 93.50%, risk-free interest rate of 0.07-0.12%, and an expected term of 0.25-0.9167 years.

$222,500 Convertible Note Payable

On February 21, 2014, the Company issued and sold a convertible promissory note in the amount of $222,500, bearing interest at 10% per annum and due on December 21, 2014. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 75% of the lowest traced price in the 20 days before the conversion date, which adjusts to 65% if the average during the 20 day period is less than $0.05. A derivative liability was recorded related to the conversion feature of the note in the amount of $82,329. The total debt discount recorded in connection with the derivative liability and OID was $104,829. On December 31, 2014, the derivative liability was revalued at $142,501. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 192% - 117%, risk-free interest rate of 0.12%, and an expected term of 0.01-0.83 years. During the year ended December 31, 2014, $104,829 of the discount was amortized to interest expense.

During the year ended December 31, 2014, $115,000 of the principal of the convertible promissory note was converted into 6,168,370 shares of the Company's common stock, leaving $107,000 in principal outstanding as of December 31, 2014. The note is currently past due and in technical default. However, no formal demands have been made.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

$63,000 Convertible Note Payable

On March 31, 2014, the Company issued and sold a convertible promissory note in the amount of $63,000, bearing interest at 10% per annum and due on March 31, 2015.  The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, a debt discount of $3,000 was recorded which is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $65,148 on March 31, 2014 and was revalued on December 31, 2014 for $0 as the note had been converted. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 112% - 93.50%, risk-free interest rate of 0.07-0.12%, and an expected term of 0.50 - 1.0. Since the total debt discount on the date of issuance of $68,148 exceeded the face value of the note a derivative expense of $5,148 was recorded. During the year ended December 31, 2014, $63,000 of the discount was amortized to interest expense.

During the year ended December 31, 2014, all $63,000 of the convertible promissory note and accrued interest was converted into 3,707,058 shares of the Company's common stock.

$84,000 Convertible Note Payable
On April 30, 2014, the Company issued and sold a convertible promissory note in the amount of $84,000 and warrants to purchase an aggregate of 400,000 shares of the Company's common stock, par value $.001 per share at an exercise price of $0.11 per share through April 30, 2017. The outstanding principal of the note bears interest at 10% per annum and is due on April 30, 2015. The note is convertible into common shares of the Company at the lesser of $0.11 or 60% of the lowest closing share price in the 20 days before the conversion date. On issuance, an original issue discount of $4,000 was recorded and is being amortized over the term of the note payable.
The total debt discount of $84,000 was comprised of the original issue discount, debt discount related to the warrants and derivative liability calculated on the convertible note. The fair value of the debt discount related to the warrants granted was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75%, risk-free interest rate of .12%, and an expected term of 3.00 years. The fair value of the debt discount relating to derivative liability on the date of issuance of $72,092 and was revalued at December 31, 2014 at $43,109. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 192% - 75%, risk-free interest rate of 0.07-0.12%, and an expected term of 0.33 - 1.0 years.  During the year ended December 31, 2014, $56,000 of the discount was amortized to interest expense. As of December 31, 2014, the balance of the unamortized debt discount was $28,000.
During the year ended December 31, 2014, $57,000 of the convertible promissory note was converted into 6,511,846 shares of the Company's common stock, leaving $27,000 outstanding.
$378,000 Convertible Note Payable
On June 27, 2014, the Company issued and sold a convertible promissory note in the amount of $378,000 and warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock, par value $.001 per share at an exercise price of $0.11 per share through June 30, 2017. The outstanding principal bears interest of 10% per annum and is due on June 27, 2015.  The note payable is convertible into common shares of the Company at the lesser of $0.11 or 60% of the lowest trade share price in the 20 days before the conversion date. On issuance, a debt discount of $28,000 was recorded which is being amortized over the term of the note payable.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

The total debt discount was comprised of the debt discount related to the warrants and the derivative liability calculated on the convertible note. The fair value of the debt discount related to the warrants granted was $65,481 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.08), expected dividend yield of 0%, expected volatility of 76%, risk-free interest rate of 0.12%, and an expected term of 3.00 years. The fair value of the debt discount related to the derivative liability was $505,206 and was calculated using the Black-Scholes option pricing model. The issuance of the convertible note resulted in an additional derivative expense in the amount of $220,688 as the total value of the debt discounts exceeded the face value of the promissory notes and a debt discount of $378,000 was recorded. On December 31, 2014, the derivative liability was revalued at $663,931. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility ranging from 192% - 85.45%, risk-free interest rate of 0.12%, and an expected term ranging from 0.5 - 1.00 year. During the year ended December 31, 2014, $189,000 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized balance of the debt discount was $189,000.

During the year ended December 31, 2014, $9,000 of the convertible promissory note was converted into 3,333,333 shares of the Company's common stock, leaving $369,000 in principal outstanding.

$222,500 Convertible Note Payable

On August 14, 2014, the Company issued a convertible promissory note in the amount of $222,500, on which proceeds of $100,000 were received, bearing interest at 10% per annum and due on June 14, 2015. On issuance, a debt discount related to the OID of $12,500 was recorded which is being amortized over the term of the note payable. The note payable is convertible into common shares of the Company at the lower of $0.11 per share or 75% of the lowest traded price in the 20 days before the conversion date, which adjusts to 65% if the average of the three lowest daily volume weighted average trading prices during the 20 day period is less than $0.05. A derivative liability was recorded related to the conversion feature of the note in the amount of $145,109. The total debt discount recorded in connection with the derivative liability, OID and costs was $112,500 resulting in additional derivative expense of $45,109. On December 31, 2014, the derivative liability was revalued at $179,490. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.06 - $0.05), expected dividend yield of 0%, expected volatility of 119% - 114%, risk-free interest rate of 0.12%, and an expected term of 0.45 - 0.83 year. During the year ended December 31, 2014, $63,125 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized debt discount was $61,875.

On October 3, 2014, the Company received the remaining $100,000 under the $222,500 convertible promissory note due June 14, 2015. Upon receipt, a debt discount of $12,500 related to the OID and expenses was recorded and is being amortized over the term of the note payable. A derivative liability was recorded related to the conversion feature of the note in the amount of $123,353. The total debt discount recorded in connection with the derivative liability, OID and costs were $112,500 resulting in additional derivative expense of $10,853. On December 31, 2014, the derivative liability was revalued at $179,490. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.04), expected dividend yield of 0%, expected volatility of 119% - 114%, risk-free interest rate of 0.12%, and an expected term of 0.45 - 0.83 year. During the year ended December 31, 2014, $42,187 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized debt discount was $70,313.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

$27,500 Convertible Note Payable

On October 22, 2014, the Company issued a convertible promissory note in the amount of $27,500, on which proceeds of $25,000 were received, bearing interest at 10% per annum and due on December 31, 2015. On issuance, a debt discount related to the OID of $2,500 was recorded which is being amortized over the term of the note payable. The note payable is convertible into common shares of the Company at 60% of the lowest traded price in the 20 days before the conversion date. A derivative liability was recorded related to the conversion feature of the note in the amount of $57,049. The total debt discount recorded in connection with the derivative liability and OID was $27,500 resulting in additional derivative expense of $29,549. On December 31, 2014, the derivative liability was revalued at $52,050. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.04), expected dividend yield of 0%, expected volatility of 159%, risk-free interest rate of 0.12%, and an expected term of 1.00 - 1.20 year. During the year ended December 31, 2014, $3,929 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized debt discount was $23,571.

$50,000 Convertible Note Payable

On November 3, 2014, the Company issued a convertible promissory note in the amount of $50,000, on which proceeds of $41,500 were received, bearing interest at 12% per annum and due on May 3, 2015. On issuance, a debt discount of $8,500 related to the OID and fees paid was recorded which is being amortized over the term of the note payable. The note payable is convertible into common shares of the Company at 55% of the three lowest traded price in the 20 days before the conversion date. A derivative liability was recorded related to the conversion feature of the note in the amount of $64,679. The total debt discount recorded in connection with the derivative liability and OID was $50,000 resulting in additional derivative expense of $14,679. On December 31, 2014, the derivative liability was revalued at $95,825. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.03), expected dividend yield of 0%, expected volatility of 192%, risk-free interest rate of 0.12%, and an expected term of 0.50 - 0.34 year. During the year ended December 31, 2014, $16,667 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized debt discount was $33,333.

$71,660 Convertible Note Payable

On November 7, 2014, the Company issued a convertible promissory note in the amount of $71,660, on which proceeds of $61,250 were received, bearing interest at 10% per annum and due on December 31, 2015. On issuance, a debt discount of $10,410 related to the OID and fees paid was recorded which is being amortized over the term of the note payable. The note payable is convertible into common shares of the Company at 55% of the two lowest traded price in the 20 days before the conversion date. A derivative liability was recorded related to the conversion feature of the note in the amount of $165,354. The total debt discount recorded in connection with the derivative liability and OID was $71,660 resulting in additional derivative expense of $93,694. On December 31, 2014, the derivative liability was revalued at $149,896. The derivative liability was valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.04), expected dividend yield of 0%, expected volatility of 159 - 169%, risk-free interest rate of 0.12%, and an expected term of 0.85 - 1.00 year. During the year ended December 31, 2014, $11,943 of the discount was amortized to interest expense. As of December 31, 2014, the unamortized debt discount was $59,717.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion term with significant discounts to market. The following is a summary of estimated shares issuable under each convertible note agreement at December 31, 2014:

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Year Ended
December 31, 2014
$222,500	38,461,538
$84,000	10,000,000
$378,000	143,023,256
$225,500	80,500,894
$27,500	10,658,915
$50,000	21,141,649
$71,660	30,300,211
334,086,463

If the holders of convertible notes converted the Company would be in excess of their authorized shares. Subsequent to December 31, 2014, the Company increased their authorized common stock to 2 billion shares.

NOTE 6 – STOCKHOLDERS' EQUITY

Authorized, Amendments and Stock Split

As of December 31, 2013, the Company had 150,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 series A preferred stock authorized with a par value of $0.001. On May 27, 2014, the Company amended its Articles of Incorporation to increase the authorized common share capital to 300,000,000 with a par value of $0.001 per share. As of December 31, 2014, the Company had 300,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 Series A preferred stock authorized with a par value of $0.001. See Note 10 for discussion regarding increase in authorized shares.

On January 22, 2013, the Company declared a 33.333:1 stock dividend (treated as a stock split) payable to shareholders of record as of January 25, 2013. All share and per share data has been retrospectively adjusted for the stock split.

Year Ended December 31, 2014 Transactions

During the year ended December 31, 2014, the Company issued 4,104,797 shares of common stock with a fair market value of $384,155 to its officers and certain consultants in lieu of cash payments.

During the year ended December 31, 2014, a shareholder returned 33,125 shares of common stock to treasury for cancellation. This resulted in an increase of $33 to additional paid in capital.

During the year ended December 31, 2014, the Company issued 23,531,590 shares of common stock in connection with the conversion of convertible notes payable and accrued interest of $357,222.

During the year ended December 31, 2014, the Company consummated stock purchase agreements with 10 investors pursuant to which the Company sold 9,147,618 shares of common stock to the investors for $393,000 cash. In addition, the Company issued warrants in connection with the stock purchase agreements. See the warrants section below for additional information.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (continued)

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (continued)

On March 31, 2014, June 30, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, the Board of Directors of the Company granted options to purchase an aggregate of 424,560, 366,860, 123,578, 851,745, and 3,335,468, respectively, shares of common stock to non-management directors and a consultant;. The options were valued at $35,345, $25,000, $8,281, $37,116 and $59,433, respectively, using the Black-Scholes option pricing model with the following assumptions:

	March 31,2014	June 30, 2014	June 30, 2014	September 30, 2014 (weighted avg)	December 31, 2014 (weighted avg)
Stock price	$0.10	$0.08	$0.09	$0.05	$0.02
Exercise price	$0.09590	$0.082	$0.074	$0.06	$0.02
Expected life (years)	5 years	5 years	5 years	5 years	5 years
Risk free interest rate	1.20%	1.20%	1.20%	1.70%	1.70%
Volatility	120.95%	120.95%	120.95%	137.00%	154.00%

See Note 7 discussion regarding options issued in connection with future diamond sales.

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

As described in Note 5, 400,000 warrants were issued as part of a convertible note placement that occurred on April 30, 2014. These warrants expire on April 30, 2017 and have an exercise price of $0.11. The fair value of the warrants was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75.00%, risk-free interest rate of 0.12%, and an expected term of 3 years.

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

Warrants Issued with Private Placements

During the year ended December 31, 2014, 1,636,907 warrants were issued in connection with private placements. These warrants expire in three years and have an exercise price of $0.10. The fair value of the warrants was $70,810 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.06), expected dividend yield of 0%, expected volatility of 136%, risk-free interest rate of 0.12%, and an expected term of three years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office in Pasadena, California, and has used offices in Belo Horizonte and São Paulo, Brazil, through an agreement with an affiliate. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($329,000 as of December 31, 2014) and the equivalent of 125,000 Brazilian reais in common stock ($47,000 as of December 31, 2014).

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options expire on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years.  The fair value of the options was recorded as a prepaid expense and will be amortized to cost of goods sold as the diamonds are delivered. During the period ended December 31, 2014, $5,776 of the prepaid expense was amortized as an offset to revenues.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 123,076,923 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 3,750,000 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"). The fair value of the options was  $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to customer deposit based upon the relative fair market value.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 8 - RELATED PARTY TRANSACTIONS

Brazil Minerals, Inc.

In December 2012, pursuant to an option purchase agreement between the Company and BMI, the Company advanced $800,000. On January 2, 2013, the Company exercised the option and the advance was deemed payment of the option. The option granted the Company 20% of the diamond production with respect to BMI's 55% interest in MDB. On March 23, 2013, upon approval by its Board of Directors, the Company entered into an agreement pursuant to which BMI sold to the BMIX Subsidiary the rights to all profits, losses and appreciation or depreciation and all other economic and voting interests of any kind in respect of the BMI's interest in MDB in exchange for the issuance to BMI of 1,000,000 shares of the Company's common stock. The shares were valued at their fair market value of $0.66 per share as of March 23, 2013. As a result of the acquisition, a deemed dividend of $800,000 was recorded related to the acquisition of the option. See Note 3 for additional information.

On January 1, 2013, the Company and BMI entered into an administrative services agreement under which BMI provided, at cost, to the Company personnel and facilities to carry out certain of the Company's business activities in Brazil. This agreement was terminated in 2013 as the Company implemented its infrastructure in Brazil. The total amount provided to BMI during the year ended December 31, 2013 was $228,463.

During the year ended December 31, 2013, the Board of Directors of the Company authorized a loan of $40,650 to BMI.  During the year ended December 31, 2014, the Company made additional advances of $83,041 to BMI. The loan does not incur interest and is due on demand. The total due from BMI as of December 31, 2014 is $123,691.
As of December 31, 2014, amounts payable to the Chief Executive Officer for accrued salaries and expenses included within accounts payable and accrued expenses were $23,600.

NOTE 9 - INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $5,488,000 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income tax consists of the following for the years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Current tax provision:
Federal	$-	$-
State	-	-
Foreign	27,809	-
	27,809	-

Deferred tax provision:
Federal, state and foreign	$(1,168,459)	$827,942
Permanent differences	130,613	-
Valuation allowance	1,037,846	(827,942)
Net provision for income tax	$27,809	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amount is as follows as of December 31, 2013 and December 31, 2012:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,926,707	$888,861
Valuation allowance	(1,926,707)	(888,861)
Net deferred tax asset	$-	$-

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 - INCOME TAXES (continued)

Reconciliation of the U.S. federal statutory rate do the actual rate are as follows for the years ended December 31:
	December 31, 2014	December 31, 2013
US federal statuatory rate	34.00%	34.00%
Effects of:
Permanent differences	-30.52%	-
Valuation allowance	-3.38%	-34%
Net provision for income tax	0.10%	0.0%
Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,488,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.
Subsequent to year end, and until April 10, 2015, the Company received $81,000 in proceeds related to variable-rate convertible notes payable during January 2015, and $200,000 in proceeds related to fixed-rate convertible notes payable in February 2015.

Subsequent to year end, and until April 10, 2015, the Company issued 208,478,887 shares of common stock in connection with conversions of convertible notes payable.

Subsequent to year end, and until April 10, 2015, the Company amended its Articles of Incorporation on two occasions. As of March 29, 2015, the authorized number of shares of common stock set forth in the Articles of Incorporation is 2 billion shares.

Sand was formally added to the mining concession of MDB by the Brazilian mining department on January 16, 2015. All sand sales have begun after such date. As part of the application process with the mining department, MDB hired a third-party consultancy that calculated, using topographical techniques, the amount of sand available in one of MDB's main sand depots and reported it as 273,984 m3. This sand is found superficially, has low costs of removal, and can all be sold. Since January 2015, MDB has been selling sand.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 15, 2015		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	April 15, 2015
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 15, 2015
Roger Noriega

/s/ Paul Durand	Director	April 15, 2015
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	April 15, 2015
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Exchange Agreement dated as of March 23, 2013 between the Company and Brazil Mining. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on March 28, 2013.

3.1
Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012 (the "S-1").

3.2
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 26, 2012 (the "December 2012 8-K").

3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012.  Incorporated by reference to Exhibit 3.2 to the December 2012 8-K.

3.4
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2013 (the "January 2013 8-K").

3.5
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 24, 2013. Incorporated by reference to Exhibit 3.2 to the January 2013 8-K.

3.6
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on May 27, 2014. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2014.

3.7
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on January 13, 2015. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 20, 2015.

3.8	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 18, 2015. *
3.9	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the S-1.
4.1
Senior Secured Convertible Promissory Note of the Company dated September 30, 2013 in the principal amount of $75,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 10-K/A-1").

4.2
Senior Secured Convertible Promissory Note of the Company dated September 30, 2013 in the principal amount of $75,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 10-K/A-1").

4.3	Stock Purchase Warrant to purchase 50,000 Shares of the Company's Common Stock Issued to Michael Dimeo on September 30, 2013. Incorporated by reference to Exhibit 4.3 to the 2013 10K/A-1.
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

4.6
Option to Purchase 1,500,000 shares of the Company's Common Stock Issued to the Nazari & Associates International Group, Inc. Defined Benefit Pension Plan on March 4, 2014. Incorporated by reference to Exhibit 4.6 to the 2013 10K/A-1.

4.7
Option to Purchase 1,500,000 shares of the Company's Common Stock Issued to the Suter Family Trust u/t/a April 12, 2002, as amended and restated on March 4, 2014. Incorporated by reference to Exhibit 4.7 to the 2013 10K/A-1.

4.8	Warrant to Purchase 488,000 Shares of the Company's Common Stock Issued to Una Hannah, LP on January 8, 2014. Incorporated by reference to Exhibit 4.8 to the 2013 10K/A-1.
4.9
Convertible Promissory Note of the Company, dated August 14, 2014, in the principal amount of $222,500 to the order of St George Investments, LLC. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 20, 2014 (the "August 2014 8-K").

4.10	12% Convertible Note, dated November 3, 2014 in the principal amount of $50,000 from the Company to JSJ Investments Inc.*
4.11	10% Convertible redeemable Note dated November 7, 2014 in the principal amount of $71,660 from the Company to LG Capital Funding, LLC.*
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc. Incorporated by reference to Exhibit 10.4 to the 2013 10K/A-1.
10.5	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 10-K").
10.6	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.
10.7	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC. Incorporated by reference to Exhibit 10.7 to the 2013 10K/A-1.
10.8	Securities Purchase Agreement, dated as of August 14, 2014, between the Company and St. George Investments, LLC. Incorporated by reference to Exhibit 10.1 to the August 2014 8-K.
10.9	Stock Purchase Agreement dated as August 8, 2014 among the Company, Farris Kincaid, Craig Kincaid, Kenneth Kincaid and Ronald Kincaid.*
21.1	Subsidiaries of the Company. *
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T.