Form 10-K/A
period 2014-12-31
Brazil Minerals, Inc.
filed 2015-04-29
CIK 1540684

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

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K of Brazil Minerals, Inc. for the fiscal year ended December 31, 2014 (the "2014 10-K") is being filed solely to file additional exhibits to the 2014 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. to the 2014 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 29, 2015		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	April 29, 2015
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 29, 2015
Roger Noriega

/s/ Paul Durand	Director	April 29, 2015
Paul Durand

/s/ Luis Mauricio Ferraiuoli de Azevedo	Director	April 29, 2015
Luis Mauricio Ferraiuoli de Azevedo

EXHIBIT INDEX

Exhibit
Number	Description

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

3.8
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 18, 2015. Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Commission on April 15, 2015 (the "2014 10-K").

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

Exhibit
Number	Description
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

4.1	12% Convertible Note, dated November 3, 2014 in the principal amount of $50,000 from the Company to JSJ Investments Inc. Incorporated by reference to Exhibit 4.10 to the 2014 10-K.
4.11	10% Convertible redeemable Note dated November 7, 2014 in the principal amount of $71,660 from the Company to LG Capital Funding, LLC. Incorporated by reference to Exhibit 4.11 to the 2014 10-K.
10.1	Acquisition Agreement dated as of December 18, 2012 between the Company, Antaniuk and Brazil Mining. Incorporated by reference to Exhibit 10.1 to the December 2012 8-K.
10.2	Assignment of Mineral Rights from Brazil Mining, Inc. to the Company, dated December 18, 2012. Incorporated by reference to Exhibit 10.2 to the December 2012 8-K.
10.3	Option Agreement between the Company and Brazil Mining, Inc., dated December 18, 2012. Incorporated by reference to Exhibit 10.3 to the December 2012 8-K.
10.4	Contribution Agreement dated December 18, 2012 between the Company and Brazil Mining, Inc. Incorporated by reference to Exhibit 10.4 to the 2013 10K/A-1.
10.5	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 10-K").
10.6	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.
10.7	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC. Incorporated by reference to Exhibit 10.7 to the 2013 10K/A-1.
10.8	Securities Purchase Agreement, dated as of August 14, 2014, between the Company and St. George Investments, LLC. Incorporated by reference to Exhibit 10.1 to the August 2014 8-K.
10.9	Stock Purchase Agreement dated as August 8, 2014 among the Company, Farris Kincaid, Craig Kincaid, Kenneth Kincaid and Ronald Kincaid. Incorporated by reference to Exhibit 10.9 to the 2014 10-K.
21.1	Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the 2014 10-K.
23.1	Consent of BF Borgers CPA PC.*
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T. Incorporated by reference to Exhibit 101 to the 2014 10-K.

 *Filed herewith.