Form 10-Q
period 2015-03-31
Brazil Minerals, Inc.
filed 2015-05-20
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

(213) 590-2500
Issuer's telephone number, including area code:

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2015 the registrant had 438,021,726 shares of common stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets As of March 31, 2015 (Unaudited) and December 31, 2014	F-1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	F-2

	Consolidated Statements of Cash Flows the Three Months Ended March 31, 2015 and 2014 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4.	Controls and Procedures.	6

PART II OTHER INFORMATION

Item 6.	Exhibits	7

Signatures		8

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$23,538	$19,776
Taxes recoverable	60,976	71,924
Prepaid expenses	26,012	45,648
Inventory	174,210	210,427
Deposits and advances	88,912	67,299
Loan receivable-related party	148,306	123,691
Total current assets	521,954	538,765

Capital assets:
Property and equipment, net of accumulated depreciation	511,533	522,775
Other assets:
Investment under the equity method	-	164,600
Intangible assets	673,409	124,245
Total assets	$1,706,896	$1,350,385

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses and accounts payable	$473,149	$545,665
Customer deposits	587,268	293,630
Convertible notes payable, net of debt discount of $318,769 and $507,464	670,064	717,272
Notes payable	148,058	-
Derivative liabilities	717,036	1,506,290
Total current liabilities	2,595,575	3,062,857

Long term liabilities
Customer deposits, net of current portion	-	250,000
Convertible notes payable, net of current portion and discount of $42,354	157,646	-
Total liabilities	2,753,221	3,312,857

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value, 2,000,000,000 and 300,000,000 shares authorized; 332,222,985 and 118,618,373 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	332,223	118,618
Additional paid-in capital	40,703,411	40,483,759
Accumulated other comprehensive loss	(514,056)	(365,473)
Stock warrants	218,656	218,656
Accumulated deficit	(42,077,077)	(42,418,033)
Total stockholders' deficit	(1,336,842)	(1,962,472)
Non-controlling interest	290,517	-
Total liabilities and stockholders' deficit	$1,706,896	$1,350,385

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenues	$11,406	$4,282

Costs of goods sold:
Production expenses	40,014	1,341
Mining tax	-	-
Total cost of goods sold	40,014	1,341
Gross profit (loss)	(28,608)	2,941

Operating expenses:
Professional fees	34,915	161,779
General and administrative expenses	100,535	71,051
Compensation and related costs	24,588	17,600
Stock based compensation	34,200	123,402
Total operating expenses	194,238	373,832

Loss from operations	(222,846)	(370,891)

Other expense (income)
Gain on derivative liabilities	(885,853)	(11,832)
Interest on promissory notes	57,595	11,545
Amortization of debt discount and other fees	261,556	28,306
Other	(12)	(86)
Total other expense (income)	(566,714)	27,933

Income (loss) before provision for income taxes	343,868	(398,824)

Provision for corporate income taxes	-	-

Net income (loss)	$343,868	$(398,824)

(Income) loss attributable to non-controlling interest	-	4,412

Income (loss) attributable to Brazil Minerals Inc.	$343,868	$(394,412)

Net income (loss) per share: Basic	$0.00	$(0.01)
Net income (loss) per share: Diluted	$0.00	$(0.01)
Weighted average number of shares outstanding: Basic	214,044,822	75,910,370
Weighted average number of shares outstanding: Diluted	1,380,121,779	75,910,370

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net income (loss)	$343,868	$(398,824)

Foreign currency translation:
Change in cumulative translation adjustment	(148,583)	68,260
Income tax benefit (expense)	-	-
Total comprehensive net income (loss)	$195,285	$(330,564)
Total comprehensive net income (loss) attributable to non-controlling interest	-	-
Total comprehensive net income (loss) attributable to Brazil Minerals, Inc.	$195,285	$(330,564)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) for the period attributable to Brazil Minerals, Inc.	$343,868	$(394,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-controlling interest	-	(4,412)
Stock based compensation and services	34,200	236,358
Loss (gain) on derivative liability	(885,854)	(11,832)
Amortization of debt discount	261,556	28,306
Depreciation and amortization	17,058	108
Change in assets and liabilities:
Taxes recoverable	10,948	(8,910)
Prepaid expenses	19,636	-
Accounts receivable	-	(4,283)
Deposits and advances	(21,613)	(73,357)
Inventory	36,217	(94,712)
Accrued expenses and accounts payable	6,056	51,807
Customer deposits	-	525,000
Net cash provided by (used in) operating activities	(177,928)	249,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	(10,910)	(245,579)
Advances to related party	(24,615)	6,216
Increase in intangible assets	-	(21,882)
Net cash used in investing activities	(35,525)	(261,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(15,585)	(25,000)
Proceeds from convertible notes payable	296,600	529,000
Net cash provided by financing activities	281,015	504,000

Effect of exchange rate changes on cash	(63,800)	68,260

Net increase (decrease) in Cash and Cash Equivalents	3,762	560,676

Cash and cash equivalents, beginning of period	19,776	104,785

Cash and cash equivalents, end of period	$23,538	$665,461

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information
Purchase of equipment with note and customer deposits	$82,601	$-
Note issued in connection with RST acquisition	$124,680	$-
Increase in non-controlling interest of RST	$290,517	$-
Share options issued as prepaid expense	$-	$93,280
Shares issued in connection with conversion of debt and accrued interest	$336,681	$-
Value of stock options and beneficial conversion feature recorded with notes payable	$44,876	$-
Discount on notes payable related to fair market value of derivative liability	$96,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, and sand and owns or has options on other mineral assets in Brazil.

On December 18, 2012, the Company entered into and consummated an acquisition agreement with Brazil Mining, Inc. ("BMI") whereby BMI agreed to transfer to the Company certain mining and exploration rights, in exchange for 35,783,342 shares of the Company. At the same time, the previous sole director surrendered for voluntary cancellation, 99,999,000 shares of common stock of the Company such that, upon the transaction and a simultaneous private placement by the Company of its common stock, BMI owned 51% of the outstanding common stock of the Company. The Company changed its name to Brazil Minerals, Inc. on December 24, 2012.  See Note 2 for additional information.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), which at December 31, 2013 owned 55% of Mineração Duas Barras Ltda. ("MDB"). During the year ended December 31, 2014, BMIX Subsidiary acquired the remaining 45% of MDB. Thus, as March 31, 2015 and December 31, 2014, MDB is a wholly owned subsidiary. See Note 2 for additional information. In addition, on March 18, 2015 the Company acquired an additional 25% interest in RST Recursos Minerais Ltda ("RST"), bringing the total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
The Company has limited working capital, has incurred losses in each of the past two years, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its common stock and/or obtaining debt financing. During the three months ended March 31, 2015, the Company funded operations primarily through the receipt of $296,600 in net proceeds from convertible notes payable. Subsequent to quarter end, the Company has received $90,500 in proceeds related to sale of common stock and warrants. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not indicative of the results that may be expected for the full year.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2015 and December 31, 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reals (approximately $77,925 as of March 31, 2015).

Inventory
Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At March 31, 2015 and December 31, 2014, all inventory consisted of ore stockpile.

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through diamond and gravel sales.

Investment under the Equity Method
In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda ("RST") for cash payments of 250,000 Brazilian Reals and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reals. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. As of December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST, see Note 2 for additional information. The remaining 50% interest in RST is owned by BMI, a related party. RST's assets are 10 mining concessions (the highest level of mineral right in Brazil) for diamond and gold as well as 12 other mineral rights. Income and expenses related to RST were insignificant during the three months ended March 31, 2015. At the date of acquisition of the additional ownership percentage the Company accounted for the investments in RST as a business combination, see Note 2.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of March 31, 2015 and December 31, 2014, the Company had an insignificant amount of computer and other office equipment.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of March 31, 2015 and December 31, 2014, the Company did not recognize any impairment losses related to mineral properties held.

Intangible Assets

For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral right agreements held by RST and MDB. See Note 2 for additional information.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of March 31, 2015 and December 31, 2014, the Company had deposits of $587,268 and $543,630, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. A portion of these deposits are recorded as long term as the agreements provide for the delivery of diamonds in excess of one year from the balance sheet date. During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $0 and $0 related to the delivery of diamonds pursuant to the agreements. See Note 4 and 6, for additional information related to these agreements.

Costs of Goods Sold
Included within costs of goods sold are the costs of cutting and polishing rough diamonds, and costs of production such as diesel fuel, labor, and transportation.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Foreign Currency
The Company's foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company's consolidated statements of operations were negligible for all years presented.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with FASB ASC 260 Earnings per Share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of March 31, 2015 and December 31, 2014, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the three months ended March 31, 2014 excludes all potential common shares if their effect is anti-dilutive. The following is the calculation of the dilutive earnings per share for the three months ended March 31, 2015.

Weighted average common shares outstanding used in calculating basic earnings per share	214,044,822
Effect of convertible notes payable	1,166,076,957
Effect of options and warrants	-
Weighted average common and common equivalent shares outstanding used in calculating diluted earnings per share	1,380,121,779

Net income as reported	$343,868
Add: Interest on convertible notes payable	35,553
Add: Amortization of discount on convertible notes payable	261,556
Net income available to common stockholders	$640,977

Other Comprehensive Income
Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

We have reviewed other recent accounting pronouncements issued to the date of the issuance of these consolidated financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –ACQUISITIONS

RST Recursos Minerais Ltda

In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda ("RST") for cash payments of 250,000 Brazilian Reais and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reais. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. At December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST from a third party for R$400,000 or $124,680. Under the terms of the agreement, the Company is to make monthly payments ranging from R$75,000 to R$100,000 beginning March 25, 2015. As of March 31, 2015, R$350,000 or $109,095 remained payable in connection with the acquisition and is included within notes payable on the accompanying balance sheet.

As a result of the additional 25% acquired, the Company owns 50% of RST and has consolidated the operations in as March 18, 2015. The remaining 50% ownership is held by Brazil Mining, Inc. ("BMI"), an entity in which has common management. On the date of consolidation, the Company determined the fair market value of RST to be $570,548. The fair market value was based upon the average price paid by the Company for the 50% ownership, including the relief of monies advanced to RST and increasing for the non-controlling interest which represents 50%. The Company allocated 100% of the fair market value to the mineral rights held by RST. The purpose of the Company's acquisition of RST was due to its close proximity to the Company's MDB operations. Pro-forma financial statements haven't been provided as the assets, liabilities and operations of RST are not significant. The Company expects the future expected cash flows to exceed the carrying value of the assets due to the close proximity to MDB's plant which is expected to shorten the exploration period as new plant and equipment don't need to be procured.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net assets upon the above acquisition consisted of the following:

Cash	$56,914
Inventory	497,002
Equipment	508,105
Intangible assets	163,918
Liabilities assumed	(202,244)

Net assets	$1,023,695

During the year ended December 31, 2014, the Company acquired the remaining 45% interest in MDB for cash of $1,050,000 and 2,817,857 shares of common stock of the Company with a fair market value of $212,100 based upon the closing market price of the Company's common stock on the dates of acquisition. This resulted in a decrease in non-controlling interest of $417,870 and a decrease in additional paid in capital of $844,230. As of December 31, 2014, the Company owned 99.99% of the issued and outstanding of MDB and has removed the non-controlling interest from its financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as rights are perpetual.  The carrying value was $673,409 and $124,245 at March 31, 2015 and December 31, 2014, respectively. See Note 2 for additional information.

Accounts Payable and Accrued Liabilities

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014

Accounts payable and other accruals	$334,217	$545,665
Accrued interest	138,932	-
Total	$473,149	$545,665

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, not demands for payment have been made. Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the three months ended March 31, 2015 and 2014, $1,025 and $20,138 of the discount was amortized to interest expense, respectively. As of March 31, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $0.0024 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion feature of $22,423 were recorded and are being amortized over the life of the notes.  During the three months ended March 31, 2015, $2,492 of the discount was amortized to interest expense. As of March 31, 2015, $42,354 of the discount remained. The note has been reflected as a long-term liability on the accompanying balance sheet.

In January 2015, the Company purchased machinery and equipment from a third party making an initial deposit of $10,910 (R$35,000), issuing notes payable totaling $38,963 (R$125,000) payable in five equal monthly installments starting March 15, 2015 and $43,638 in customer deposits (R$140,000) in which are to be satisfied through gravel produced by MDB. The note payable is convertible into common stock of the Company at the market rate on the date of issuance and thus a beneficial conversion feature was not recorded. As of March 31, 2015, the deposit had been paid, $38,963 was included within notes payable and $43,638 within customer deposits on the accompany balance sheet.

During the three months ended March 31, 2015, the Company issued 209,049,218 shares of common stock upon conversion of $346,711 in convertible notes payable.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. During the three months ended March 31, 2015, the Company issued convertible notes payable with principal amounts of $111,000 in which proceeds of $96,600 were received. The convertible notes payable incur interest rates ranging from 10.0% to 12.0% with due dates ranging from March 2015 to January 2016.  The convertible notes payable are convertible into common stock of the Company at discounts ranging from 40-50% of the lowest traded price in the 20 days before the conversion date. Due to the variable conversion price, the Company has recorded a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulting in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

Including the convertible notes payable discussed in the preceding paragraph, as of March 31, 2015, the Company has $744,832 in principal of notes payable with remaining discounts of $318,769. The convertible notes payable incur interest at rates ranging from 10.0% to 12.0% per annum with due dates ranging from March 2015 to January 2016.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of the lowest traded price days ranging from 5 to 20 before the conversion date.  Due to the variable conversion price, the Company recorded derivative liabilities in connection with the convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. During the three months ended March 31, 2015 and 2014, $258,040 and $0 of the discount was amortized to interest expense, respectively. As of March 31, 2015, the unamortized debt discount was $318,769.

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the three months ended March 31, 2015, the Company recorded derivative liabilities of $162,559 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0015, our stock price on the date of grant ($0.0033), expected dividend yield of 0%, expected volatility of 217.53%, risk free interest rate of 0.12% and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $111,000, a day one loss on derivative liability of $69,959 was recorded.

On March 31, 2015, the derivative liabilities were revalued at $717,036 resulting in a gain of $955,813 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0007, our stock price on the date of grant ($0.0011), expected dividend yield of 0%, expected volatility of 257.77%, risk-free interest rate of 0.12%, and an expected term of 0.3 years. The fair market value of the derivative liabilities is highly dependent upon the Company's traded stock price during the period in which the exercise price is determined, typically the 20 days prior to quarter end, and the closing stock price on the date of valuation, typically quarter end. The larger the difference in these two prices, typically, the greater the derivative liability.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2015, the Company's convertible notes payable are convertible into an aggregate of 1,166,076,957 shares of common stock. In addition, due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized, Amendments and Stock Split

On March 29, 2015, the Company amended its articles of incorporation and increased the authorized number of shares of common stock to two (2) billion shares. As of December 31, 2014, the Company had 300,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 Series A preferred stock authorized with a par value of $0.001.

Three Months Ended March 31, 2015 Transactions

During the three months ended March 31, 2015, the Company issued 4,555,394 shares of common stock with a fair market value of $12,500 to consultants in lieu of cash payments. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

See Note 4 for discussion of additional common stock issuances.

Three Months Ended March 31, 2014 Transactions

During the three months ended March 31, 2014, the Company issued 1,867,801 shares of common stock with a fair market value of $175,747 to its officers and certain consultants in lieu of cash payments.

Common Stock Options

In January 2015, options to purchase 400,000,000 shares of common stock were issued in connection with $200,000 in convertible notes payable. See Note 5 for additional information. The options expire on January 30, 2018 and have an exercise price of $0.005 per share. The fair value of the options was $79,111, of which $22,423 was allocated to the options based upon the relative fair market value. The options were valued using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.0024), expected dividend yield of 0%, expected volatility of 176.16%, risk-free interest rate of 1.70%, and an expected term of 3.00 years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2015, the Company granted options to purchase an aggregate of 12,922,854 shares of common stock to non-management directors and a consultant. The options were valued at $39,200. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0018), expected dividend yield of 0%, expected volatility of 176.00%, risk-free interest rate of 1.70%, and an expected term of 5.00 years.

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

	March 31, 2014	June 30, 2014	June 30, 2014	September 30, 2014 (weighted avg.)	December 31, 2014 (weighted avg.)
Stock price	$0.10	$0.08	$0.09	$0.05	$0.02
Exercise price	$0.09590	$0.082	$0.074	$0.06	$0.02
Expected life (years)	5 years	5 years	5 years	5 years	5 years
Risk free interest rate	1.20%	1.20%	1.20%	1.70%	1.70%
Volatility	120.95%	120.95%	120.95%	137.00%	154.00%

See Note 6 discussion regarding options issued in connection with future diamond sales.

Common Stock Warrants

Warrants Issued with Convertible Notes

488,000 warrants were issued as part of a convertible note placement that occurred on January 7, 2014. These warrants expire on December 26, 2018 and have an exercise price of $0.125 per share. The fair value of the warrants was $10,252 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.07), expected dividend yield of 0%, expected volatility of 53.17%, risk-free interest rate of 1.69%, and an expected term of 5.00 years.

400,000 warrants were issued as part of a convertible note placement that occurred on April 30, 2014. These warrants expire on April 30, 2017 and have an exercise price of $0.11 per share. The fair value of the warrants was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75.00%, risk-free interest rate of 0.12%, and an expected term of 3 years.

2,000,000 warrants were issued as part of a convertible note placement that occurred on June 27, 2014. These warrants expire on June 30, 2017 and have an exercise price of $0.11 per share. The fair value of the warrants was $65,481 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.08), expected dividend yield of 0%, expected volatility of 76%, risk-free interest rate of 0.12%, and an expected term of 3 years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants Issued with Private Placements

During the year ended December 31, 2014, 1,636,907 warrants were issued in connection with private placements. These warrants expire in three years and have an exercise price of $0.10 per share. The fair value of the warrants was $70,810 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.06), expected dividend yield of 0%, expected volatility of 136%, risk-free interest rate of 0.12%, and an expected term of three years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office in Pasadena, California, and has used offices in Belo Horizonte and São Paulo, Brazil, through an agreement with an affiliate. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option, exercisable at the sole discretion of the BMIX subsidiary, to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian Reals in cash ($272,738 as of March 31, 2015) and the equivalent of 125,000 Brazilian Reals in common stock ($38,963 as of March 31, 2015).

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options expire on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years.  The fair value of the options was recorded as a prepaid expense and will be amortized to cost of goods sold as the diamonds are delivered. There were no deliveries under this contract during the three months ended March 31, 2015.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company sold them an aggregate of 3,750,000 shares of the Company's common stock (the "Shares"), two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"), and agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having $200,000 inaggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of March 31, 2015 and December 31, 2014, the required reserve was 363,636,364 and 123,076,923 shares of common stock, respectively. On the date of the agreement, the Company reserved for the Buyers or their designees,. The fair value of the options was  $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value. There were no deliveries under this contract during the three months ended March 31, 2015.

NOTE 7 - RELATED PARTY TRANSACTIONS

Brazil Minerals, Inc.

As of March 31, 2015 and December 31, 2014, amounts due from Brazil Minerals, Inc. ("BMI"), an entity with common management of the Company, in connection with loans made for operating purposes were $148,306 and $123,691, respectively. The loan does not incur interest and is due on demand.

Chief Executive Officer

As of March 31, 2015 and December 31, 2014, amounts payable to the Chief Executive Officer for accrued salaries and advances made included within accounts payable and accrued expenses were $18,100 and $12,500, respectively.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.

Subsequent to quarter end, and until April 30, 2015 the Company received $90,500 in proceeds related to common stock and warrants sold.

Subsequent to quarter end, the Company issued 109,142,827 shares of common stock in connection with conversions of convertible notes payable.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview

Brazil Minerals, Inc. ("Brazil Minerals", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring controlling positions, or significant positions with oversight roles, in companies in Brazil in the minerals area or in industries related to minerals. We consolidate the results of our controlled subsidiaries in this Quarterly Report.

Our current primary objectives are twofold: a) to eliminate all of the variable-rate convertible debt from our balance sheet during 2015, and b) to become a cash flow positive company by the end of the 1st quarter of 2016 or sooner. Currently, it is not our objective to achieve the highest revenues possible. We are only focused on those revenues that can be obtained with the lowest possible cost and greatest certainty.

From 2013 when we had access to only 1 mining concession and 2 mineral rights, we now have 11 mining concessions and 17 mineral rights. Currently, our product sales can include rough diamonds, polished diamonds, gold, raw sand and processed sand materials.

Some significant developments to our business during the first quarter of 2015 were as follows:

(1)
In January 2015, Brazil's Mining Department ("Departamento Nacional de Produção Mineral", in Portuguese, or "DNPM") approved the addition of sand as a mineral entity to one of our mining concessions. Mining concessions are the highest level of mineral rights in Brazil. They permit the owner to mine and commercialize specified minerals in perpetuity, as long as continuous observance of the Brazilian mining code is followed. With the addition of sand, that mining concession now permits the mining of diamond, gold and sand. This achievement validated our operational prowess in capably performing the many demanding steps to be taken with local mining authorities to obtain approval of the addition of a mineral species to a concession license. Our initial application for inclusion of sand was initially submitted in December 2013 and throughout 2014 several additional studies were performed and reports filed to support our application.

(2)
Geological work performed by an outside consultancy estimated at 454,813 tons the amount of free sand available superficially in one of several areas at a mining concession. Sand is beneficial to us in two ways: its cash flows are independent from diamond and gold operations and it is easily obtained with very low extraction costs. Our high quality sand, as attested by geochemical analysis, is sought after for use in civil construction and preparation of multiple materials. Sand is available naturally since we are at the margins of a river, but in particular sand can be continuously replenished or partially replenished over time since sand is also a byproduct of the processing of gravel at our diamond and gold recovery plant.

(3)
In February 2015, we received US$200,000 in cash from a group of value-added investors from the sale of three-year maturity notes with a fixed conversion price. These notes are not secured and not backed by any collateral. Any conversion to our common stock is at a fixed price of $0.0025 per share. With their investment, the investors collectively also received three-year options to purchase common stock at $0.005 per share.

(4)
In February 2015, we acquired the last two remaining capital equipment items needed for us to have our own initial complete fleet for operations in diamonds, gold and sand. We acquired a front-end loader and a large truck and paid approximately half of their cost with sand, and the other half in cash in periodic payments. In particular, this capital equipment investment substantially reduced our ongoing operational costs as we had been paying almost US$10,000 per month in rentals for a loader and a truck. By eliminating such rentals, and with the ability to extract higher productivity from our own equipment, we believe that we will recoup the cash portion of this transaction in a few months. Currently we have no remaining rentals of capital equipment.

(5)
In March 2015, we became titled owners of 50% of RST Recursos Minerais, Ltda. ("RST"), a Brazilian company with 10 mining concessions and 12 other minerals rights, all for diamond and gold. These RST mining concessions are located in the same general area as our diamond and gold recovery plant. After more than a year of negotiations, the total acquisition price for 50% of RST was approximately $270,000 at the then prevailing exchange rates. Prior to our involvement, the last time RST shares had been acquired by a publicly-traded company occurred in June 2008, when a Canadian issuer contractually agreed to pay US$10.5 million dollars for 100% of RST. Subsequently this Canadian buyer paid US$2 million to the sellers, but was unable to pay the remainder due to the global financial crisis affecting its situation. RST was never explored by it or other owners since then and its mining concession areas have remained essentially untouched. RST mining concessions and minerals rights are located on the banks of the Jequitinhonha River, a well-known alluvial diamond and gold area for the last two centuries. RST has no workers at this time, and any eventual mining in an RST area could possibly be processed at our plant.

(6)
In March 2015, we retained José Francescatto, a well-known diamond and gold geologist, to be our Senior Geologist. Mr. Francescatto has over 36 years of experience primarily in diamond and gold properties. In particular, he was the Chief of Geology at Mineração Tejucana S/A ("Tejucana"). Tejucana has a revered history as the most successful diamond mining company in Brazil. It mined mostly inside the Jequitinhonha River using dredges. RST, a company in which we now have a 50% stake, is the successor name for most of Tejucana's diamond and gold properties. The river banks of the RST areas were not explored by Tejucana in any detail, and thus remain promising locations for mining. Mr. Francescatto has also worked at Kinross, a large global miner, and two Brazilian public companies, Magnesita and Tractorbel.

(7)
In March 2015, we signed a forbearance agreement with St. George Investments, LLC ("St. George") which resulted in approximately $62,500 in convertible debt being extinguished from a certain note held by St. George by conversion at approximately $0.0022 per share.

(8)
In March 2015, we signed a non-exclusive contract with a Brazilian company for the ongoing sale of sand until December 31, 2015. Pursuant to this contract, this customer is obligated to purchase a minimum volume of sand per month.

Subsequent to quarter end:

(1)
In April 2015, we announced that we had mined our largest rough diamond to date at 4.01 carats. This gem has very good appearance and no visible points or inclusions, and thus appears to be able to yield high color and clarity grades. This diamond is being cut and polished.

(2)
In April 2015, we announced preliminary results for the drilling of a new dry area for diamonds and gold, utilizing the Company's own Banka 4-inch drill. The first two exploration holes in such area yielded a sizeable layer of "starched quartz" gravel, known locally to be the richest type for diamonds and gold. The mineral rights area where this drilling took place has hundreds of acres, and is situated along the margins of the Jequitinhonha River. It is a dry location, amenable to a potential program of extraction by open surface excavation and removal and transport of the white gravel to our diamond and gold processing and recovery plant. We are pursuing only a focused research campaign of a few drilling holes, for  a relatively small expense, to guide us in choosing locales for dry mining with the highest expected yield and therefore profitability. While the results obtained have been highly encouraging, there is no assurance that these preliminary findings will be replicable to the entirety of or other locations in this area, or that a material amount of minerals will be found.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

We had revenues of $11,406 and $4,282 during the three months ended March 31, 2015 ("Q1 2015") and three months ended March 31, 2014 ("Q1 2014"), respectively.

Our cost of goods sold in Q1 2015, consisting entirely of production expenses, was $40,014. In Q1 2014, we had $1,341 of production expenses and also no other costs of goods sold.

Our gross loss in Q1 2015 was $28,608 as compared to a gross profit of $2,941 in Q1 2014. This was attributable to higher production expenses in Q1 2015.

We had an aggregate of $194,238 in total operating expenses in Q1 2015, a decrease of $179,653 or approximately 48.1% as compared to the $373,832 in total operating expenses in Q1 2014. The primary reasons for the decrease in total operating expenses in Q1 2015 as compared to Q1 2014 were that professional fees decreased from $161,779 to $34,915 and stock based compensation decreased from $123,402 to $34,200.

Our loss from operations decreased by $148,045 or approximately 39.9%, from $370,891 in Q1 2014 to $222,846 in Q1 2015. The decrease in loss from operations was as a result of the $179,653 decrease in total operating expenses, which was partially offset by an increase in gross loss.

The Company had total other income of $566,714 in Q1 2015 as compared to a total other expense of $27,933 in Q1 2014. This was attributable to a gain on derivative liabilities in Q1 2015 of $885,853 as compared to only an $11,832 gain on derivative liabilities in Q1 2014, which difference was partially offset by amortization of debt discount and other fees increasing to $261,556 in Q1 2015 as compared to $28,306 in Q1 2014.

Primarily as a result of the $594,647 increase in total other income in Q1 2015 as compared to Q1 2014 and a $148,045 decrease in loss from operations, we had net income of $343,868 in Q1 2015 as compared to a net loss of $398,824 in Q1 2014, a difference of $742,692.

Net cash used in operating activities was $177,928 for Q1 2015 as compared to net cash provided by operating activities of $249,661 for Q1 2014, primarily as a result of there being $525,000 of customer deposits in Q1 2014 and none in Q1 2015.

Net cash used in investing activities decreased from $261,245 for Q1 2014 to $35,525 for Q1 2015, primarily because $245,579 was used for acquisition of capital assets in Q1 2014 while only $10,910 was used for such purpose in Q1 2015.

Net cash provided by financing activities decreased from $504,000 in Q1 2014 to $281,015 in Q1 2015 as proceeds of sales of convertible notes decreased from $529,000 in Q1 2014 to $281,015 in Q1 2015.

The effect of the foregoing and other changes in cash flows was that cash and cash equivalents decreased to $23,538 at March 31, 2015 from $665,461 at March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had total current assets of $521,954 compared to total current liabilities of $2,595,575 for a negative working capital of $2,073,621 as compared to total current assets of $538,765, total current liabilities of $3,062,857 and a negative working capital of $2,524,092 as of December 31, 2014. The improvement in our negative working capital as of March 31, 2015 was primarily the result of a decrease in derivative liabilities as a result of conversions of portions of our convertible notes.

In 2015, our principal sources of liquidity have been private placements of our convertible notes. During the three months ended March 31, 2015, we received an aggregate of $266,600 in gross proceeds as a result of various financings, of which $200,000 where from fixed-rate, fixed-floor convertible debt and $66,600 were from variable rate convertible debt.

We believe there is sufficient capital to fund our operations for at least the next twelve months. However, we may need additional capital to fund the purchase price for future acquisitions or investments and may seek equity or debt financing for such purposes.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2015, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2015. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of March 31, 2015.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2015 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: May 20, 2015	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer