Form 10-Q
period 2015-06-30
Brazil Minerals, Inc.
filed 2015-08-19
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 17, 2015 the registrant had 2,378,174,998 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets As of June 30, 2015 (Unaudited) and December 31, 2014	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures.	8

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Proceeds	8

Item 6.	Exhibits	10

Signatures		11

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$69,889	$19,776
Accounts receivable	3,023	-
Taxes recoverable	63,050	71,924
Prepaid expenses	6,838	45,648
Inventory	180,135	210,427
Deposits and advances	102,471	67,299
Loan receivable-related party	106,527	123,691
Total current assets	531,933	538,765

Capital assets:
Property and equipment, net of accumulated depreciation	632,992	522,775
Other assets:
Investment under the equity method	-	164,600
Intangible assets	692,451	124,245
Total assets	$1,857,376	$1,350,385

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses and accounts payable	$558,761	$545,665
Customer deposits	588,752	293,630
Convertible notes payable, net of debt discount of $216,824 and $507,464	637,243	717,272
Notes payable	153,093	-
Derivative liabilities	961,564	1,506,290
Related party payable	16,720	-
Total current liabilities	2,916,133	3,062,857

Long term liabilities
Customer deposits, net of current portion	-	250,000
Convertible notes payable, net of current portion and discount of $111,553	188,447	-
Total liabilities	3,104,580	3,312,857

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock , $0.001 par value, 4,000,000,000 and 300,000,000 shares authorized; 1,233,531,959 and 118,618,373 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,233,552	118,618
Additional paid-in capital	40,514,121	40,483,759
Accumulated other comprehensive loss	(538,490)	(365,473)
Stock warrants	218,656	218,656
Unrealized foreign exchange	-	-
Deferred stock compensation	-	-
Inter-Company Eliminations	-	-
Accumulated deficit	(42,973,511)	(42,418,033)
Total stockholders' deficit	(1,545,671)	(1,962,472)
Non-controlling interest	298,467	-
Total liabilities and stockholders' deficit	$1,857,376	$1,350,385

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenues	$28,780	$97,162	$40,186	$101,444

Costs of goods sold:
Production expenses	97,012	73,705	137,026	75,046
Mining tax	-	844	-	844
Total cost of goods sold	97,012	74,549	137,026	75,890
Gross profit (loss)	(68,232)	22,613	(96,840)	25,554

Operating expenses:
Professional fees	64,126	78,020	99,041	126,842
General and administrative expenses	127,001	238,492	227,536	309,543
Compensation and related costs	24,510	76,865	49,098	94,465
Stock based compensation	48,946	117,438	83,146	353,797
Total operating expenses	264,583	510,815	458,821	884,647

Loss from operations	(332,815)	(488,202)	(555,661)	(859,093)

Other expense (income)
(Gain) loss on derivative liabilities	137,348	285,631	(748,505)	273,799
Interest on promissory notes	41,808	18,234	99,403	29,779
Amortization of debt discount and other fees	387,376	78,861	648,932	107,167
Loss on extinguishments of debt	-	97,898	-	97,898
Other	(1)	(142)	(13)	(228)
Total other expense (income)	566,531	480,482	(183)	508,415

Loss before provision for income taxes	(899,346)	(968,684)	(555,478)	(1,367,508)

Provision for corporate income taxes	-	-	-	-

Net loss	$(899,346)	$(968,684)	$(555,478)	$(1,367,508)

Loss attributable to non-controlling interest	-	11,385	-	15,797

Loss attributable to Brazil Minerals Inc.	$(899,346)	$(957,299)	$(555,478)	$(1,351,711)

Net loss per share: Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net loss per share: Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average number of shares outstanding: Basic	715,477,197	82,451,721	466,146,181	78,532,301
Weighted average number of shares outstanding: Diluted	715,477,197	82,451,721	466,146,181	78,532,301

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net loss	$(899,346)	$(968,684)	$(555,478)	$(1,367,508)

Foreign currency translation:
Change in cumulative translation adjustment	18,417	26,922	(130,166)	68,260
Income tax benefit (expense)	-	-	-	-
Total comprehensive net income (loss)	$(880,929)	$(941,762)	$(685,644)	$(1,299,248)
Total comprehensive net income (loss) attributable to non-controlling interest	-	-	-	-
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(880,929)	$(941,762)	$(685,644)	$(1,299,248)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(555,478)	$(1,351,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	-	(15,797)
Stock based compensation and services	74,008	353,797
Amortization of prepaid option expense as cost of goods sold	-	4,927
Loss (gain) on derivative liability	(748,505)	273,799
Amortization of debt discount	501,846	107,167
Excess fair market value of common stock issued in satisfaction of liabilities	133,798	-
Loss on extinguishment of debt	-	97,898
Depreciation and amortization	19,425	216
Change in assets and liabilities:
Taxes recoverable	8,874	(15,636)
Prepaid expenses	38,810	-
Accounts receivable	(3,023)	(20,785)
Deposits and advances	(35,172)	(56,898)
Inventory	30,292	(131,664)
Accrued expenses and accounts payable	121,622	119,134
Customer deposits	-	998,592
Net cash provided by (used in) operating activities	(413,503)	363,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	(10,910)	(255,585)
Advances to related party	(27,690)	(47,032)
Purchase of noncontrolling interest	-	(500,000)
Investment accounted for by the equity method	-	(12,875)
Increase in intangible assets	-	(9,342)
Net cash used in investing activities	(38,600)	(824,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	32,220	110
Net proceeds from sale of common stock	97,500	-
Payment of notes payable	(38,963)	(25,000)
Proceeds from convertible notes payable	552,780	959,000
Net cash provided by financing activities	643,537	934,110

Effect of exchange rate changes on cash	(141,321)	65,998

Net increase in Cash and Cash Equivalents	50,113	538,313

Cash and cash equivalents, beginning of period	19,776	104,785

Cash and cash equivalents, end of period	$69,889	$643,098

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information
Purchase of equipment with note and customer deposits	$82,601	$-
Purchase of equipment offset by related party receivable	$44,854	$-
Note issued in connection with RST acquisition	$124,680	$-
Increase in non-controlling interest of RST	$290,517	$-
Share options issued as prepaid expense	$-	$150,942
Shares issued in connection with conversion of debt and accrued interest	$685,756	$-
Value of stock options and beneficial conversion feature recorded with notes payable	$132,566	$-
Discount on notes payable related to fair market value of derivative liability	$203,780	$-
Shares issued as investment	$-	$100,000
Shares issued for prepaid stock compensation	$-	$23,182
Shares issued in connection with diamond purchase agreement	$-	$337,500
Stock options issued as compensation	$-	$38,774
Shares issued for increase in investment in subsidiary	$-	$62,100

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand, and mortar. The Company, through subsidiaries, owns outright or jointly owns 11 mining concessions (the highest level of mineral right in Brazil) and 15 other mineral rights in Brazil, almost all for diamonds and gold. The Company, through subsidiaries, owns a large alluvial diamond and gold processing and recovery plant, and several pieces of earth-moving capital equipment used for mining.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), which at December 31, 2013 owned 55% of Mineração Duas Barras Ltda. ("MDB"). During the year ended December 31, 2014, the BMIX Subsidiary acquired the remaining 45% of MDB. Thus, as of June 30, 2015 and December 31, 2014, MDB is a wholly owned subsidiary and has been consolidated within the Company's financial statements. See Note 2 for additional information.

During the year ended December 31, 2014, the BMIX Subsidiary acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST"), and during the first quarter of 2015 it acquired, an additional 25% interest in RST, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements.

On April 17, 2015, the BMIX Subsidiary incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC incorporated and formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, as of June 30, 2015, Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has limited working capital, and has incurred losses in each of the past two years. These factors create doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the six months ended June 30, 2015, the Company funded operations through the receipt of $552,780 in net proceeds from equity and debt sales. Subsequent to June 30, 2015, the Company has received $205,000 in proceeds related to sales of equity and debt. Management's plan to fund its capital requirements and ongoing operations include increase in cash received from sales of diamond and gold derived from mining new areas, and increase in cash received from mortar and sand sales, all of which are expected to occur within 2015. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the six months ended June 30, 2015 are not indicative of the results that may be expected for the full year.

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

Fair Value of Financial Instruments
The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 820 – Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company's assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2015 and December 31, 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, taxes recoverable, prepaid expenses, inventory, deposits and other assets, accounts payable, accrued expenses, deferred revenue, and convertible notes payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (approximately $80,575 as of June 30, 2015).

Inventory

Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At June 30, 2015 and December 31, 2014, inventory consisted primarily of ore stockpile.

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments.

Investment under the Equity Method

In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST for cash payments of 250,000 Brazilian Reals and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reals. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. As of December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST. See Note 2 for additional information. The remaining 50% interest in RST is owned by BMI, a related party. RST's assets are 10 mining concessions for diamond and gold as well as 12 other mineral rights. Income and expenses related to RST were insignificant during the six months ended June 30, 2015. At the date of acquisition of the additional ownership percentage the Company accounted for the investments in RST as a business combination.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of June 30, 2015 and December 31, 2014, all property and equipment related to the processing plant and other production machinery has been depreciated, except for approximately $800 in computer equipment. Accumulated depreciation as of June 30, 2015, was $155,006.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral rights properties are expensed as incurred. Mineral property acquisition costs are capitalized. The Company has taken steps to verify title to mineral properties in which it has an interest, and believes title to be in good status for its properties.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 2015 and December 31, 2014, the Company did not recognize any impairment losses related to mineral properties held.

Intangible Assets

For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral rights held by MDB and RST.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of June 30, 2015 and December 31, 2014, the Company had deposits of $588,752 and $543,630, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. A portion of these deposits are recorded as long term as the agreements provide for the delivery of diamonds in excess of one year from the balance sheet date. See Note 4 and 6 for additional information related to these agreements.

Costs of Goods Sold
Included within costs of goods sold are the costs of cutting and polishing rough diamonds, and costs of production such as diesel fuel, labor, and transportation.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of our stock price over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management's opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC Topic 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company's stock plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors.

Foreign Currency

The Company's foreign subsidiaries use a local currency, the Brazilian real, as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company's consolidated statements of operations were negligible for all years presented.

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2015 and December 31, 2014, the Company's deferred tax assets had a full valuation allowance.

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2011 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2011 through 2014 and currently does not have any ongoing tax examinations.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of June 30, 2015 and 2014, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the three and six months ended June 30, 2015 and 2014 excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2015, if all holders of convertible notes payable, options and warrants exercised their right to exercise or convert these securities into common stock, the Company would have outstanding shares of common stock in excess of its authorized shares of common stock.

Other Comprehensive Income
Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

The Company has reviewed other recent accounting pronouncements issued to the date of the issuance of these consolidated financial statements, and do not believe any of these pronouncements will have a material impact.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –ACQUISITIONS

RST Recursos Minerais Ltda. ("RST")

In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST for cash payments of 250,000 Brazilian Reais and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reais. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. At December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST from a third party for R$400,000 or $124,680. Under the terms of the agreement, the Company is to make monthly payments ranging from R$75,000 to R$100,000 beginning March 25, 2015. As of June 30, 2015, R$350,000 or $112,805 remained payable in connection with the acquisition and is included within notes payable on the accompanying balance sheet.

As a result of the additional 25% acquired, the Company owns 50% of RST and has consolidated the operations in the Company as of March 18, 2015. The remaining 50% ownership is held by BMI. On the date of consolidation, the Company determined the fair market value of RST to be $570,548. The fair market value was based upon the average price paid by the Company for the 50% ownership, including the relief of monies advanced to RST and increasing for the non-controlling interest which represents 50%. The Company allocated 100% of the fair market value to the mineral rights held by RST.

The purpose of the Company's acquisition of RST was due to the quality of its mineral assets, close proximity to the Company's MDB diamond and gold processing plant, and attractive acquisition price. Pro-forma financial statements have not been provided as the assets, liabilities and current operations of RST are not significant. The Company expects the future expected cash flows to exceed the carrying value of the assets due to the close proximity to MDB's plant which is expected to shorten the exploration period as new plant and equipment will not need to be procured.

Mineração Duas Barras Ltda. ("MDB")

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

During the year ended December 31, 2014, the Company acquired the remaining 45% interest in MDB for cash of $1,050,000 and 2,817,857 shares of common stock of the Company with a fair market value of $212,100 based upon the closing market price of the Company's common stock on the dates of acquisition. This resulted in a decrease in non-controlling interest of $417,870 and a decrease in additional paid in capital of $844,230. As of December 31, 2014, the Company owned 99.99% of the issued and outstanding equity of MDB and has removed the non-controlling interest from its financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as rights are perpetual.  The carrying value was $692,451 and $124,245 at June 30, 2015 and December 31, 2014, respectively.

Accounts Payable and Accrued Liabilities

	As of June 30, 2015	As of December 31, 2014
Accounts payable and other accruals	$429,551	$545,665
Accrued interest	129,210	-
Total	$558,761	$545,665

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on June 30, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, no demands for payment have been made. Interest is payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the six months ended June 30, 2015 and 2014, $1,025 and $20,138 of the discount was amortized to interest expense, respectively. As of June 30, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a fixed conversion price of $0.0025 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion feature of $22,423 were recorded and are being amortized over the life of the notes.  During the six months ended June 30, 2015, $13,703 of the discount was amortized to interest expense. As of June 30, 2015, $31,143 of the discount remained. The note has been reflected as a long-term liability on the accompanying balance sheet.

In January 2015, the Company purchased machinery and equipment from a third party making an initial deposit of $10,910 (R$35,000), issuing notes payable totaling $38,963 (R$125,000) payable in five equal monthly installments starting March 15, 2015 and $43,638 in customer deposits (R$140,000) which are to be satisfied through sand produced by MDB. The note payable is convertible into common stock of the Company at the market rate on the date of issuance and thus a beneficial conversion feature was not recorded. As of June 30, 2015, the deposit had been paid, $40,288 was included within notes payable and $45,122 within customer deposits on the accompany balance sheet.

In June 2015, the Company issued three fixed-floor convertible promissory notes and received an aggregate of $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 calendar days. In addition, the conversion rate of each of the notes has a ceiling of $0.03 and a floor of $0.000033 per share. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes.  During the six months ended June 30, 2015, $7,310 of the discount was amortized to interest expense. As of June 30, 2015, $80,410 of the discount remained. The notes have been reflected as a long-term liability on the accompanying balance sheet. Subsequent to June 30, 2015, $75,000 was agreed to be changed to preferred equity; please see Note 8.

During the six months ended June 30, 2015, the Company issued 911,596,774 shares of common stock upon conversion of $685,756 in convertible notes payable and accrued interest.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. During the six months ended June 30, 2015, the Company issued convertible notes payable with principal amounts aggregating $230,825 in which proceeds of $203,780 were received. The convertible notes payable incur interest rates ranging from 8.0% to 12.0% per annum with due dates ranging from March 2015 to June 2016.  The convertible notes payable are convertible into common stock of the Company at discounts ranging from 40-50% of either the lowest, or the average of two or three lowest, closing prices or volume-weighted average prices in the 20 days before the conversion date. Due to the variable conversion price, the Company has recorded a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulting in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

Including the convertible notes payable discussed in the preceding paragraph, as of June 30, 2015, the Company has $610,479 in principal of notes payable with remaining discounts of $216,825. The convertible notes payable incur interest at rates ranging from 8.0% to 12.0% per annum with due dates ranging from March 2015 to June 2016.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date.  Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with the convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. During the six months ended June 30, 2015 and 2014, $479,809 and $0 of the discount was amortized to interest expense, respectively. As of June 30, 2015, the unamortized debt discount was $216,825.

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the six months ended June 30, 2015, the Company recorded derivative liabilities of $488,229 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0015 to $0.0003, our stock price on the date of grant ($0.0033 to $0.0007), expected dividend yield of 0%, expected volatility of 218% to 313%, risk free interest rate of 0.12%, and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $230,825, a day one loss on derivative liability of $288,449 was recorded.

On June 30, 2015, the derivative liabilities were revalued at $961,564 resulting in a gain of $1,036,954 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0007 to $0.0003, stock price on the date of grant ($0.0011 to $0.0007), expected dividend yield of 0%, expected volatility of 258% to 318%, risk-free interest rate of 0.12%, and an expected term of 0.5 years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2015, the Company's convertible notes payable are convertible into an aggregate of approximately 1.7 billion shares of common stock. In addition, due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock. As of June 30, 2015, if all holders of convertible notes payable exercised their right to the common stock, the outstanding shares of common stock of the Company would be in excess of its authorized shares of common stock.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized, Amendments and Stock Split

On March 29, 2015, the Company amended its articles of incorporation to increase the authorized number of shares of common stock to two (2) billion shares, and on June 29, 2015, the Company further amended its articles of incorporation to increase the authorized number of shares of common stock to four (4) billion shares. As of December 31, 2014, the Company had 300,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 Series A preferred stock authorized with a par value of $0.001.

Six Months Ended June 30, 2015 Transactions

During the six months ended June 30, 2015, the Company issued 7,409,184 shares of common stock with a fair market value of $24,808 to consultants in lieu of cash payments. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the six months ended June 30, 2015, the Company issued 45,030,163 shares of common stock with a fair market value of $42,915 to its chief executive officer in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the six months ended June 30, 2015, the Company issued 150,897,436 shares of common stock for cash proceeds of $97,500.

See Note 4 for discussion of additional common stock issuances.

Six Months Ended June 30, 2014 Transactions

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
(UNAUDITED)

During the six months ended June 30, 2014, a shareholder returned 33,125 shares of common stock to treasury for cancellation. This resulted in an increase of $33 to additional paid in capital.

During the six months ended June 30, 2014, the Company issued 1,428,572 shares of common stock with a deemed value of $100,000 pursuant to an acquisition of an equity interest in RST.

During the six months ended June 30, 2014 the Company issued 1,391,559 of shares of common stock of the Company in settlement of promissory notes of $55,000.

Common Stock Options

In January 2015, options to purchase 400,000,000 shares of common stock were issued in connection with $200,000 in convertible notes payable. See Note 5 for additional information. The options expire on January 30, 2018 and have an exercise price of $0.005 per share. The fair value of the options was $79,111, of which $22,423 was allocated to the options based upon the relative fair market value. The options were valued using the Black-Scholes option pricing model with the following assumptions: stock price on date of grant ($0.0024), expected dividend yield of 0%, expected volatility of 176%, risk-free interest rate of 1.70%, and an expected term of 3.00 years.

During the six months ended June 30, 2015, the Company granted options to purchase an aggregate of 12,922,854 shares of common stock to non-management directors and a consultant. The options were valued at $39,200. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0018), expected dividend yield of 0%, expected volatility of 176%, risk-free interest rate of 1.70%, and an expected term of 5.00 years.

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

Common Stock Warrants

Warrants Issued with Convertible Notes

488,000 warrants were issued as part of a convertible note placement that occurred on January 7, 2014. These warrants expire on December 26, 2018 and have an exercise price of $0.125 per share. The fair value of the warrants was $10,252 and was calculated using the Black-Scholes option pricing model with the following assumptions: stock price on date of grant ($0.07), expected dividend yield of 0%, expected volatility of 53%, risk-free interest rate of 1.69%, and an expected term of 5.00 years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

400,000 warrants were issued as part of a convertible note placement that occurred on April 30, 2014. These warrants expire on April 30, 2017 and have an exercise price of $0.11 per share. The fair value of the warrants was $13,151 and was calculated using the Black-Scholes option pricing model with the following assumptions: stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 75%, risk-free interest rate of 0.12%, and an expected term of 3 years.

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

Warrants Issued with Private Placements of Equity

During the year ended December 31, 2014, 1,636,907 warrants were issued in connection with private placements of equity. These warrants expire in three years and have an exercise price of $0.10 per share. The fair value of the warrants was $70,810 and was calculated using the Black-Scholes option pricing model with the following assumptions: stock price on date of grant ($0.06), expected dividend yield of 0%, expected volatility of 136%, risk-free interest rate of 0.12%, and an expected term of three years.

In June 2015, in connection with a common stock raise, the Company issued a total of 31,153, 846 warrants that expire on August 31, 2017 and have an exercise price of $0.001 per share. The value of the warrants was approximately $30,000 which is a decrease to additional paid-in capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($282,013 as of June 30, 2015) and the equivalent of 125,000 Brazilian reais in common stock ($40,288 as of June 30, 2015).

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Diamond Delivery Agreements

On March 4, 2014, the Company received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options were initially to expire on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 78%, risk-free interest rate of 0.78%, and an expected term of 2 years.  There were no deliveries under this contract during the six months ended June 30, 2015.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 3,750,000 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"). The fair value of the options was  $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 78%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value. There were no deliveries under this contract during the six months ended June 30, 2015.

NOTE 7 - RELATED PARTY TRANSACTIONS

Brazil Mining, Inc. ("BMI")

As of June 30, 2015 and December 31, 2014, amounts due from BMI, a related party, in connection with loans made for operating purposes were $106,527 and $123,691, respectively. The loan does not incur interest and is due on demand.
During the six months ended June 30, 2015, BMI transferred equipment with a carrying value of $44,854 to the Company as a partial offset to the amounts due.

Chief Executive Officer

As of June 30, 2015 and December 31, 2014, amounts payable to the chief executive officer for accrued salaries and advances made included within accounts payable and accrued expenses were $18,100 and $12,500, respectively.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.

Subsequent to June 30, 2015, the $75,000 in proceeds received by the Company as convertible notes in June 2015 agreed, for no cost, to a modification to uncollateralized, non-recourse convertible preferred equity. The Company is still determining the accounting impact of this transaction.

Subsequent to June 30, 2015 and until August 16, 2015, the Company received $175,000 in proceeds related to fixed-floor variable-rate convertible notes, of which $75,000 has already contractually agreed, for no cost, to a modification to uncollateralized, non-recourse convertible preferred equity, and the remainder $100,000 is expected to agree to such modification as well. The Company is still determining the accounting impact of this transaction.

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

Overview

Brazil Minerals, Inc. ("Brazil Minerals", the "Company", "we", "us", or "our"), together with its subsidiaries, is a U.S. holding company with Brazilian mining properties that produce diamonds, gold, and sand, and a business that manufactures and sells mortar. We consolidate the results of our controlled subsidiaries in this Quarterly Report.

Our current primary objectives are twofold: a) to eliminate the vast majority, if not all, of the floorless variable-rate convertible debt from our balance sheet during 2015, and b) to become a cash flow positive company by the end of the first quarter of 2016 or sooner. Currently, it is not our objective to achieve the highest revenues possible. We are only focused on those revenues that can be obtained with the lowest possible cost and greatest certainty.

Our progress has been steady: in early 2013, we had access to only 1 mining concession and 2 mineral rights, and now we have access to 11 mining concessions and 17 mineral rights. Our product mix has increased from rough diamonds and gold to also include polished diamonds, mortar, and sand.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. We now own the following stakes:

(1)	100% of Mineração Duas Barras Ltda. ("MDB"), a Brazilian producer and seller of polished and rough diamonds, gold bars, and sand used for construction. MDB owns a fully-operational mining concession with the largest alluvial processing plant for diamonds and gold in Latin America, and has a Brazilian permit to export its production.

(2)	50% of RST Recursos Minerais Ltda. ("RST"), a Brazilian company that owns 10 mining concessions and 12 other mineral rights for diamond and gold. Many of the RST areas are located near MDB's plant, and all of them are in the Jequitinhonha River valley, a well-known area for diamonds and gold for over two centuries.

(3)	100% of Hercules Brasil Ltda., a Brazilian company with an operating plant and a line of three mortar products under the brand name "Hercules."

 Some significant developments to our business during Q2 2015 were as follows:

(1)	We received $97,500 in common equity investment from five different accredited investors.

(2)	We extinguished a net amount of $297,247 in floorless variable-rate convertible debt.

(3)	We received $100,000 in proceeds from the sale of fixed-floor convertible debentures to three accredited investors. Subsequent to June 30, 2015, these investors have agreed to exchange these debentures for a new preferred stock, with mandatory conversion to common stock by 2016.

(4)	During the quarter ended June 30, 2015 ("Q2 2015"), we made a cash payment towards our purchase of the 50% stake in RST, and subsequent to the end of the quarter we completed all such contractual cash payments for such stake. We have had title to 50% of RST since March 2015.

RST is a Brazilian company with 10 mining concessions and 12 other minerals rights, all for diamond and gold. These RST mining concessions are located in the same general area as our MDB diamond and gold recovery plant. Prior to our involvement, the last time RST shares had been acquired by a publicly-traded company occurred in June 2008, when a Canadian issuer contractually agreed to pay US$10.5 million dollars for 100% of RST. Subsequently, and as part of such contractual agreement, this Canadian buyer paid US$2 million to the sellers, but was unable to pay the remainder due to the global financial crisis affecting its situation. RST was never explored by it or other owners since then and its mining concession areas have remained essentially untouched.
RST mining concessions and minerals rights are located on the banks of the Jequitinhonha River, a well-known alluvial diamond and gold area for the last two centuries. Any mining in an RST area will likely initially be processed at our large diamond and gold recovery plant located within the MDB concession, a few miles away. We are currently focused on one particular area of RST, which could lend itself to 10 to 20 years of mining for diamonds and gold, according to predictions from local experts after assessing our initial drilling results, as commented below.

(5)	During Q2 2015, and also subsequent to the end of the quarter, we announced drilling results of an area within the RST mining concession (the "RST Initial Area"). It is a dry location, amenable to a potential program of extraction by open surface excavation and removal and transport of the thick white gravel to our diamond and gold processing and recovery plant. In total, nine holes were drilled using our own Banka 4-inch drill. All holes showed presence of commercially-viable gravel containing diamonds and gold. Initial analysis of the data obtained indicates a strong likelihood of continuity of the gravel layer along the overall area sampled. In relative terms, this researched locale was small compared to the total surface area of this mineral right, which measures 5.3 million square meters or 1,310 acres. While the results obtained have been highly encouraging, there is no assurance that these preliminary findings will be replicable to the entirety of or other locations in this area, or that a material amount of minerals will be found.

RST mining concessions and minerals rights are located on the banks of the Jequitinhonha River, a well-known alluvial diamond and gold area for the last two centuries. RST has no workers at this time, and any mining in an RST area will likely initially be processed at our large diamond and gold recovery plant located within the MDB concession, a few miles away. We are currently focused on one particular area of RST, which could lend itself to 10 to 20 years of mining for diamonds and gold, according to predictions from local experts after assessing our initial drilling results, as commented below.

(6)	In April 2015, we announced that we had mined our largest rough diamond to date at 4.01 carats. This diamond was cut and polished in Brazil, and yielded a highly attractive 2.01 pear shaped polished diamond. The cut was chosen based on the fact that this rough stone had a larger table. The resulting polished diamond will be either sold privately, and interest has been received, or auctioned through a global diamond-services firm.

(7)	In June 2015, we announced that we had cut our Brazilian fixed costs by 50% as a result of the relocation of our Brazilian administration to an office 15 miles away from our diamond, gold and sand mine operations. To facilitate oversight and communications we eliminated the Belo Horizonte office, which had been established before our acquisitions and located over 300 miles away from the MDB and RST areas. Because of savings in both labor and office costs and the elimination of travel and lodging expenses, the result of the relocation is expected to be a decrease in Brazilian fixed costs by 50%. A further benefit was the achievement of easier communication between administrative and operational staff, with our chief executive officer now directly interfacing with the directors responsible for the two business components of the Company: diamonds and gold; and sand and mortar. Other activities, such as mineral rights analysis, environmental compliance, and human resources, which are not revenue-generating, have been allocated to expert consultants who are used only as needed and reporting directly to our chief executive officer.

Subsequent to June 30, 2015:

(1)
In August 2015, we announced that we had established a subsidiary in Brazil called Hercules Brasil Ltda. ("Hercules") to pursue opportunities in the construction materials business.

Initially, Hercules is focused on the production and sale of mortar. A medium size plant that can produce mortar, grout and other industrialized sand products has been fully built and is operating. The plant is located next to a busy asphalt highway to facilitate transportation and is 18 miles away from our Duas Barras sand mine. It operates on electric power which lowers costs and utilizes a staff of three. At full capacity, with a staff of five, the plant has the capacity to produce up to 25,000 bags of mortar per month.

The content of sand per weight in a mortar bag ranges from approximately 80% to 90%. On a per kilogram basis, the aggregate value realized from recent mortar sales is 10 to 40 times that of raw sand. Gross product margins obtained on initial mortar sales to stores have ranged from 100% to 300% depending on the type of mortar sold.

Specialists in mortar have worked in developing proprietary formulations which utilize the MDB raw sand for the Hercules mortar. Hercules currently produces the three basic types of mortar used in Brazilian construction: AC-I, AC-II, and AC-III, which have increasing levels of strength. Although mortars have been around for a long time, some specific and innovative solutions were devised that allow Hercules to increase the quality and lower the cost of its products. We believe that initial market response has noted that Hercules products are of high quality and comparable to the best national brands.

Hercules buys sand from our MDB mine and processes it at the mortar plant, adding specific other ingredients for each type of mortar, mixing them, and finally packaging the resulting mixtures in 20-kg bags. AC-I bags have blue details, whereas AC-II bags have details in red and AC-III green.

"Hercules" is the brand name adopted for the mortar business; it has been protected as a trademark in Brazil. Initial buyers of Hercules mortar have been small construction materials stores; some are already recurrent buyers with predictable bi-weekly orders. The Company believes that over time, it will have several additional as well as larger stores and chains as costumers. Some small amount of Hercules mortar has also been sold directly to retail buyers at higher gross margins. We believe that the local region of Montes Claros, northern part of Minas Gerais state, with a population of 1 to 2 million residents, is an attractive market for our mortar.

In keeping with our entrepreneurial spirit, the entrance into construction materials adds a new business which on a standalone basis has strong prospects for margin and growth. Of relevance to us as a holding company is the fact that cash flows from the construction materials business are uncorrelated to those from diamond and gold mining.

(2)	In August 2015, we received $30,000 in proceeds from a common equity investment from an accredited investor.

(3)	In July and August 2015, the Company received $150,000 in proceeds related to fixed-floor variable-rate convertible notes, the holders of which $75,000 principal amount of such notes have agreed, to exchange such notes for convertible preferred stock, and the holders of the remaining $75,000 of such notes have also been offered such exchange.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

We had revenues of $28,780 and $97,162 during the three months ended June 30, 2015 ("Q2 2015") and three months ended June 30, 2014 ("Q2 2014"), respectively. The decrease in revenues for Q2 2015 as compared to Q2 104 was primarily due to the lesser number of days of processing of gravel in our recovery plant during Q2 2015. Going forward as we begin to run gravel from the RST Initial Area, we project the revenues to be materially higher.  We also project annual revenues, once steady state of mining operations in the RST Initial Area is reached, to be materially higher than the revenues in 2013 or 2014.

Our cost of goods sold in Q2 2015, consisting entirely of production expenses, was $97,012. In Q2 2014, our cost of goods sold was $75,539. The primary reason that costs of goods sold increased in Q2 2015 compared to Q2 2014 even though revenues decreased, was related to increase in the cost and amount of diesel to gather and store gravel for further processing, as well as costs to prepare the RST Initial Area.

Our gross loss in Q2 2015 was $68,232 as compared to a gross profit of $222,613 in Q2 2014. This was attributable to lower revenues and higher costs of goods sold in Q2 2015 as compared to Q2 2014.

We had an aggregate of $264,583 in total operating expenses in Q2 2015, a decrease of $246,232 or approximately 48.2% as compared to the $510,815 in total operating expenses in Q2 2014. The primary reasons for the decrease in total operating expenses in Q2 2015 as compared to Q2 2014 were that general and administrative expenses decreased from $238,492 to $127,001 and stock based compensation decreased from $117,438 to $48,946.

Our loss from operations decreased by $155,387 or approximately 31.8%, from $488,202 in Q2 2014 to $332,815 in Q2 2015. The decrease in loss from operations was primarily as a result of the $246,232 decrease in total operating expenses, which was partially offset by an increase in gross loss.

We had total other expense of $566,531 in Q2 2015 as compared to $480,482 in Q2 2014. This change was attributable to amortization of debt discount and other fees increasing to $387,376 in Q2 2015 as compared to $78,861 in Q2 2014 which difference was partially offset by a gain on derivative liabilities in Q2 2015 of only $137,348 as compared to a $285,631 gain on derivative liabilities in Q2 2014.

Primarily as a result of a $155,387 decrease in loss from operations which was partially offset by a $90,845 difference in gross profit (loss) and an $89,049 increase in total other expenses in Q2 2015, we had net loss of $899,346 in Q2 2015 as compared to a net loss of $968,684 in Q2 2014, a reduction in net loss of $69,335.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

We had revenues of $40,186 and $101,444 during the six months ended June 30, 2015 ("H1 2015") and six months ended June 30, 2014 ("H1 2014"), respectively. The decrease in revenues for H1 2015 as compared to H2 104 was primarily due to the lesser number of days of processing of gravel in our recovery plant during H1 2015. Going forward as we begin to run gravel from the RST Initial Area, we project the revenues to be materially higher.  We also project annual revenues, once steady state of mining operations in the RST Initial Area is reached, to be materially higher than the revenues in 2013 or 2014.

Our cost of goods sold in H1 2015, consisting entirely of production expenses, was $137,026. In H1 2014, our cost of goods sold was $75,046. The primary reason that costs of goods sold increased in H1 2015 compared to H1 2014 even though revenues decreased, was related to an increase in the cost and amount of diesel to gather and store gravel for further processing, as well as costs to prepare the RST Initial Area.

Our gross loss in H1 2015 was $96,840 as compared to a gross profit of $25,554 in H1 2014. This was attributable to lower revenues and higher costs of goods sold in H1 2015 as compared to H1 2014.

We had an aggregate of $458,821 in total operating expenses in H1 2015, a decrease of $425,826 or approximately 48.1% as compared to the $884,647 in total operating expenses in H1 2014. There were reductions in all expense areas from H1 2014 to H1 2015: professional fees declined from $126,842 in H1 2014 to $99,041 in H1 2015, general and administrative expenses decreased from $309,543 in H1 2014 to $227,536 in H1 2015, compensation expenses were reduced from $94,465 in H1 2014 to $49,098 in H1 2015, and stock-based compensation was cut from $353,797 in H1 2014 to $83,146 in H1 2015.

Our loss from operations decreased by $303,432 or approximately 35.3%, from $859,093 in H1 2014 to $555,661 in H1 2015. The decrease in loss from operations was primarily as a result of the decrease in total operating expenses, as described above.

We had total other income of $183 in H1 2015 as compared to total other expenses of $508,415 in H1 2014. This change was attributable to gain on derivative liabilities in H1 2015 providing income of $748,505 as compared to expenses of $273,799 in H1 2014, which difference was partly offset by expenses from amortization of debt discount increasing from $107,167 in H1 2014 to $648,932 in H1 2015.

Primarily as a result of the decrease in loss from operations, we had a net loss of $555,478 in H1 2015 as compared to a net loss of $1,367,508 in H2 2014, a reduction in net loss of $812,030 or 59.4%.

Net cash used in operating activities was $748,399 in H1 2015 as compared to net cash provided by operating activities of $316,007 in H1 2014.

Net cash used in investing activities decreased from $777,802 in H1 2014 to $113,721 in H1 2015, primarily because $255,585 was used for acquisition of capital assets in H1 2014 while only $130,885 was used for such purpose in H1 2015 and $500,000 was used for the purchase of a non-controlling interest in H1 2014.

Net cash provided by financing activities increased from $934,110 in H1 2014 to $1,012,789 in H1 2015.

The effect of the foregoing and other changes in cash flows was that cash and cash equivalents decreased to $126,188 at June 30, 2015 from $643,098 at June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had total current assets of $531,933 compared to total current liabilities of $3,087,346 for a negative working capital of $2,555,413 as compared to total current assets of $538,765, total current liabilities of $3,062,857 and a negative working capital of $2,524,092 as of December 31, 2014.

In 2015, our principal sources of liquidity have been private placements of our common stock, fixed-floor convertible debt, and convertible notes.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2015. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of June 30, 2015.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2015 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2015, we issued and sold to JSJ Investments, Inc. for $25,000 a $25,000 convertible promissory note. The note bears interest at 12% per annum and is due on November 28, 2015. The note payable can be converted into our Common Shares at a conversion rate per share equal to the lower of (a) 50% of the lowest daily volume weighted average price of the Company's Common Stock during the twenty trading days before a notice of conversion is given or (b) 50% of the lowest daily volume weighted average price of the Company's Common Stock during the twenty trading days before May 28, 2015. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one purchaser which represented to the Company that it is an accredited investor and that it was acquiring the note for investment and could bear the economic risk of the investment.

On June 4, 2015, we issued and sold to LG Capital Funding, LLC for $26,500 a $27,825 convertible promissory note. The note bears interest at 10% per annum and is due on June 4, 2016. The note payable can be converted into common shares at a conversion rate per share equal to 55% of the average of the 2 lowest daily closing prices of the Common Stock as reported on the otcmarkets.com OTCQB quotation service on which the Company's shares of Common Stock are traded or any exchange upon which the Common Stock may be traded in the future for the twenty trading days ended on the date a conversion notice is received by the Company. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one purchaser which represented to the Company that it is an accredited investor and that it was acquiring the note for investment and could bear the economic risk of the investment.

On June 4, 2015, we issued and sold to Carl Suter for $25,000 a $25,000 convertible promissory note. The note bears interest at 10% per annum and is due on December 31, 2016. The note payable can be converted into common shares at a conversion rate per share equal 60% of the average of the lowest 5 closing prices of the Company's Common Stock in the 20 calendar day period ended on the day before a notice of conversion is given, except that the conversion price shall not be higher than $0.03 per share nor lower than $0.000033 per share. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one purchaser which represented to the Company that he is an accredited investor and that he was acquiring the note for investment and could bear the economic risk of the investment.

On June 9, 2015, we issued and sold to the 2004 Helvin Family Trust and the Nazari and Associates International Group Inc. Defined benefit Pension Plan for $25,000 each, $25,000 convertible promissory notes. The notes bear interest at 10% per annum and are due on December 31, 2016. The notes payable can be converted into common shares at a conversion rate per share equal 60% of the average of the lowest 5 closing prices of the Company's Common Stock in the 20 calendar day period ended on the day before a notice of conversion is given, except that the conversion price shall not be higher than $0.03 per share nor lower than $0.000033 per share. The notes was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only two purchasers which represented to the Company that they are accredited investors and that they were acquiring the notes for investment and could bear the economic risk of the investment.

On June 30, 2015, we issued and sold to GW Holdings Group, LLC for $34,000 a $34,000 convertible promissory note. The note bears interest at 8% per annum and is due on June 30, 2016. The note payable can be converted into common shares at a conversion rate per share equal to 55% of the lowest closing price of the Common Stock as reported on otcmarkets.com or any exchange upon which the Common Stock may be traded in the future for the twenty trading days ended on the date a conversion notice is received by the Company. The note was issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one purchaser which represented to the Company that it is an accredited investor and that it was acquiring the note for investment and could bear the economic risk of the investment.

In April 2015 the Company issued to the Jonathan and Kristen Croxton Family Trust for an aggregate purchase price of $31,000 an aggregate of 47,692,308 shares of the Company's Common Stock and warrants to purchase an aggregate of 15,576,923 shares of Common Stock at an exercise price of $.001 per share (subject to adjustment upon the occurrence of certain events) through April 29, 2017. In April 2015 the Company issued to Trevor Smith for an aggregate purchase price of $26,000 an aggregate of 40,000,000 shares of the Company's Common Stock and warrants to purchase an aggregate of 15,576,923 shares of Common Stock at an exercise price of $.001 per share (subject to adjustment upon the occurrence of certain events) through April 29, 2017. In April 2015 the Company issued to Greg Reed for an aggregate purchase price of $23,500 an aggregate of 36,153,846 shares of the Company's Common Stock In April 2015 the Company issued to Joshua Volen for a purchase price of $10,000 an aggregate of 15,384,615 shares of the Company's Common Stock. The foregoing securities were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to purchasers which represented to the Company that they are accredited investors and that they acquiring the securities for investment and could bear the economic risk of the investment.

On June 2, 2015 the Company issued to Kenneth Kincaid for a purchase price of $7,000, 11,666,667 shares of its Common Stock. Such shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one purchaser which represented to the Company that he is an accredited investor and that he was acquiring the shares for investment and could bear the economic risk of the investment.

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

BRAZIL MINERALS, INC.

Date: August 19, 2015	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer