Form 10-Q
period 2015-09-30
Brazil Minerals, Inc.
filed 2015-11-16
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2015 the registrant had 5,845,717,860 shares of common stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	F-1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures.	8

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Proceeds	8

Item 6.	Exhibits	10

Signatures		11

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$114,015	$19,776
Accounts receivable	2,521	-
Taxes recoverable	49,239	71,924
Prepaid expenses	-	45,648
Inventory	142,861	210,427
Deposits and advances	85,190	67,299
Loan receivable-related party	102,614	123,691
Total current assets	496,440	538,765

Capital assets:
Property and equipment, net of accumulated depreciation	441,609	522,775
Other assets:
Investment under the equity method	-	164,600
Intangible assets	624,498	124,245
Total assets	$1,562,547	$1,350,385

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses and accounts payable	$496,733	$545,665
Customer deposits, net discount of $87,140	406,688	293,630
Deferred revenue - current
Convertible notes payable, net of debt discount of $82,700 and $507,464	610,174	717,272
Notes payable	2,517	-
Derivative liabilities	567,740	1,506,290
Related party payable	12,089	-
Total current liabilities	2,095,941	3,062,857

Long term liabilities
Customer deposits, net of current portion	55,000	250,000
Convertible notes payable, net of current portion and discount of $87,140	18,712	-
Total liabilities	2,169,653	3,312,857

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized; 310 shares issued and outstanding	310,000	-
Common stock, $0.001 par value, 4,000,000,000 and 300,000,000 shares authorized; 4,620,321,650 and 118,618,373 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4,620,321	118,618
Additional paid-in capital	37,687,219	40,483,759
Accumulated other comprehensive loss	(664,604)	(365,473)
Stock warrants	218,656	218,656
Accumulated deficit	(43,024,216)	(42,418,033)
Total stockholders' deficit	(852,623)	(1,962,472)
Non-controlling interest	245,517	-
Total liabilities and stockholders' deficit	$1,562,547	$1,350,385

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenues	$18,326	$302,401	$58,512	$403,845

Costs of goods sold:
Production expenses	8,573	93,839	145,599	168,885
Mining tax	-	-	-	844
Total cost of goods sold	8,573	93,839	145,599	169,729
Gross profit (loss)	9,753	208,562	(87,087)	234,116

Operating expenses:
Professional fees	21,035	62,292	120,076	137,434
Consulting fees	-	-	-	51,700
General and administrative expenses	138,300	107,402	365,836	416,945
Compensation and related costs	16,753	44,178	65,851	138,643
Stock based compensation	37,500	128,080	120,646	481,877
Total operating expenses	213,588	341,952	672,409	1,226,599

Loss from operations	(203,835)	(133,390)	(759,496)	(992,483)

Other expense (income)
(Gain) loss on derivative liabilities	(488,824)	(115,577)	(1,237,329)	158,222
Interest on promissory notes	22,120	29,757	121,523	59,536
Amortization of debt discount and other fees	313,575	247,629	962,507	354,796
Loss on extinguishments of debt	-	-	-	97,898
Other	(1)	228	(14)	-
Total other expense (income)	(153,130)	162,037	(153,313)	670,452

Loss before provision for income taxes	(50,705)	(295,427)	(606,183)	(1,662,935)

Provision for corporate income taxes	-	(16,998)	-	(16,998)

Net loss	$(50,705)	$(312,425)	$(606,183)	$(1,679,933)

(Income) loss attributable to non-controlling interest	-	(23,705)	-	(7,908)

Loss attributable to Brazil Minerals, Inc.	$(50,705)	$(336,130)	$(606,183)	$(1,687,841)

Net loss per share: Basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net loss per share: Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of shares outstanding: Basic	2,945,531,462	89,133,998	1,173,938,535	81,692,030
Weighted average number of shares outstanding: Diluted	2,945,531,462	89,133,998	1,173,938,535	81,692,030

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net loss	$(50,705)	$(336,130)	$(606,183)	$(1,687,841)

Foreign currency translation:
Change in cumulative translation adjustment	(168,965)	(115,018)	(299,131)	(49,020)
Income tax benefit (expense)	-	-	-	-
Total comprehensive net loss	$(219,670)	$(451,148)	$(905,314)	$(1,736,861)
Total comprehensive net loss attributable to non-controlling interest	-	(1,527)	-	-
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(219,670)	$(449,621)	$(905,314)	$(1,736,861)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(606,183)	$(1,687,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	-	7,908
Stock based compensation and services	111,508	481,877
Amortization of prepaid option expense as cost of goods sold	-	5,776
Loss (gain) on derivative liability	(1,237,329)	(151,436)
Amortization of debt discount	667,417	356,796
Derivative Expense		309,658
Excess fair market value of common stock issued in satisfaction of liabilities	209,723	-
Loss on extinguishment of debt	-	97,898
Depreciation and amortization	40,164	216
Change in assets and liabilities:
Taxes recoverable	22,685	(9,965)
Prepaid expenses	45,648	(57,886)
Accounts receivable	(2,521)	-
Deposits and advances	(17,891)	(96,944)
Inventory	67,566	(291,076)
Accrued expenses and accounts payable	92,770	113,224
Customer deposits	(12,421)	991,230
Net cash provided by (used in) operating activities	(618,864)	69,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	(10,019)	(176,898)
Advances to related party	(23,777)	(72,784)
Purchase of noncontrolling interest	-	(1,050,000)
Investment accounted for by the equity method	-	(101,297)
Increase in intangible assets	-	(9,342)
Net cash used in investing activities	(33,796)	(1,410,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	37,089	-
Net proceeds from sale of common stock	152,500	393,000
Payment of notes payable	(88,095)	(25,000)
Proceeds from sale of preferred stock	210,000	-
Proceeds from convertible notes payable	620,566	1,059,000
Net cash provided by financing activities	932,060	1,427,000

Effect of exchange rate changes on cash	(185,161)	(49,020)

Net increase in cash and cash equivalents	94,239	37,094

Cash and cash equivalents, beginning of period	19,776	104,785

Cash and cash equivalents, end of period	$114,015	$141,879

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$16,998

Supplemental Non-Cash Investing and Financing Information

Purchase of equipment with note and customer deposits	$82,601	$-
Purchase of equipment offset by related party receivable	$44,854	$-
Note issued in connection with RST acquisition	$124,680	$-
Increase in non-controlling interest of RST	$290,517	$-
Share options issued as prepaid expense	$-	$150,942
Shares issued in connection with conversion of debt and accrued interest	$1,081,366	$148,003
Value of stock options and beneficial conversion feature recorded with notes payable	$132,566	$-
Discount on notes payable related to fair market value of derivative liability	$203,780	$-
Shares issued as investment	$-	$43,868
Conversion of notes payable into preferred stock	$100,000
Shares issued in connection with diamond purchase agreement	$-	$337,500
Shares issued for increase in investment in subsidiary	$-	$212,100

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, owns outright or jointly owns 11 mining concessions and 15 other mineral rights in Brazil, almost all for diamonds and gold. The Company, through subsidiaries, owns a large alluvial diamond and gold processing and recovery plant, a sand processing and mortar plant, and several pieces of earth-moving capital equipment used for mining as well as machines for sand processing and preparation of mortar.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), which at December 31, 2013 owned 55% of Mineração Duas Barras Ltda. ("MDB"). During the year ended December 31, 2014, the BMIX Subsidiary acquired the remaining 45% of MDB. Thus, as of September 30, 2015 and December 31, 2014, MDB is a wholly owned subsidiary and has been consolidated within the Company's financial statements. See Note 2 for additional information.

During the year ended December 31, 2014, the BMIX Subsidiary acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST"), and during the first quarter of 2015 it acquired an additional 25% interest in RST, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements.

On April 17, 2015, the BMIX Subsidiary incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comércio e Transportes Ltda. ("Hercules Brasil"). Thus, as of September 30, 2015, Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's financial statements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the nine months ended September 30, 2015, the Company funded operations through the receipt of $983,066 in net proceeds from equity and debt sales. Subsequent to September 30, 2015, the Company has received $31,000 in net proceeds related to sales of equity. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of diamond and gold derived from mining new areas, and an increase in cash received from mortar and sand sales, all of which are expected to occur. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 are not indicative of the results that may be expected for the full year.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2015 and December 31, 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (approximately $62,925 as of September 30, 2015).

Inventory
Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At September 30, 2015 and December 31, 2014, all inventory consisted primarily of ore stockpile.

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments.

Investment under the Equity Method
In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda ("RST") for cash payments of 250,000 Brazilian Reals and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reals. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. As of December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST See Note 2 for additional information. The remaining 50% interest in RST is owned by BMI, a related party. RST's assets are 10 mining concessions and 12 other mineral rights, all for diamonds and gold. Income and expenses related to RST were insignificant during the nine months ended September 30, 2015. At the date of acquisition of the additional ownership percentage the Company accounted for the investments in RST as a business combination.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of September 30, 2015 and December 31, 2014, all property and equipment related to the processing plant and other production machinery except for approximately $800 in computer equipment. Accumulated depreciation as of September 30, 2015, was $140,346.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of September 30, 2015 and December 31, 2014, the Company did not recognize any impairment losses related to mineral properties held.

Intangible Assets
For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral right agreements held by MDB and RST.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of September 30, 2015 and December 31, 2014, the Company had deposits of $548,828 and $543,630, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. A portion of these deposits are recorded as long term as the agreements provide for the delivery of diamonds in excess of one year from the balance sheet date. See Note 4 and 6 for additional information related to these agreements.

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

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2015 and December 31, 2014, the Company's deferred tax assets had a full valuation allowance.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of September 30, 2015 and 2014, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the three and nine months ended September 30, 2015 and 2014 excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2015, if all holders of convertible notes payable, options and warrants exercised their right to the common stock, the Company would be in excess of their authorized shares.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –ACQUISITIONS

RST Recursos Minerais Ltda. ("RST")

In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST for cash payments of 250,000 Brazilian Reais and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reais. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. At December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST from a third party for R$400,000 or $124,680. Under the terms of the agreement, the Company is to make monthly payments ranging from R$75,000 to R$100,000 beginning March 25, 2015. As of September 30, 2015, all required payments had been made.

As a result of the additional 25% acquired, the Company owns 50% of RST and has consolidated the operations in the Company as of March 18, 2015. The remaining 50% ownership is held by BMI, a related party entity. On the date of consolidation, the Company determined the fair market value of RST to be $570,548. The fair market value was based upon the average price paid by the Company for the 50% ownership, including the relief of monies advanced to RST and increasing for the non-controlling interest which represents 50%. The Company allocated 100% of the fair market value to the mineral rights held by RST.

The purpose of the Company's acquisition of RST was due to the quality of its mineral assets, close proximity to the Company's MDB diamond and gold processing plant, and attractive acquisition price. Pro-forma financial statements have not been provided as the assets, liabilities and operations of RST are not significant. The Company expects the future expected cash flows to exceed the carrying value of the assets due to the close proximity to MDB's plant which is expected to shorten the exploration period as new plant and equipment don't need to be procured.

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as rights are perpetual.  The carrying value was $624,498 and $124,245 at September 30, 2015 and December 31, 2014, respectively.

Accounts Payable and Accrued Liabilities

	As of September 30, 2015	As of December 31, 2014
Accounts payable and other accruals	$356,367	$545,665
Accrued interest	140,366	-
Total	$496,733	$545,665

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note is payable on September 30, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, no demands for payment have been made, and the noteholder has communicated his provisional intent to convert to equity for long-term appreciation. Interest was payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the nine months ended September 30, 2015 and 2014, $1,025 and $6,664 of the discount was amortized to interest expense, respectively. As of September 30, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $0.0024 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes.  During the nine months ended September 30, 2015, $17,440 of the discount was amortized to interest expense. As of September 30, 2015, $27,406 of the discount remained. The notes have been reflected as a long-term liability on the accompanying balance sheet.

In January 2015, the Company purchased machinery and equipment from a third party making an initial deposit of $10,910 (R$35,000), issuing notes payable totaling $38,963 (R$125,000) payable in five equal monthly installments starting March 15, 2015 and $43,638 in customer deposits (R$140,000) in which are to be satisfied through sand from MDB's sand deposits. The note payable is convertible into common stock of the Company at the market rate on the date of issuance and thus a beneficial conversion feature was not recorded. The Company is currently renegotiating this contract and has removed approximately $44,000 of machinery and equipment and notes payable/customer deposits. As of September 30, 2015, the deposit had been paid, $2,517 was included within notes payable and $17,169 within customer deposits on the accompany balance sheet.

In June 2015, the Company issued three convertible promissory notes and received an aggregate $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 days. In addition, the notes conversion rate has a ceiling of $0.03 and a floor of $0.000033. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes.  During the nine months ended September 30, 2015, the discount was amortized to interest expense. During the three months ended September 30, 2015, the notes were converted into 100 shares of Series B Preferred Stock, see Note 5.

During the nine months ended September 30, 2015, the Company issued 3,513,353,474 shares of common stock upon conversion of $1,081,366 in convertible notes payable and accrued interest. In addition, the Company recorded additional interest expense of $158,722 related to true ups of some conversions which required the issuance of additional shares of common stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. During the nine months ended September 30, 2015, the Company issued convertible notes payable with principal amounts aggregating $302,111 in which proceeds of $271,566 were received. The convertible notes payable incur interest rates ranging from 10.0% to 12.0% per annum with due dates ranging from March 2015 to September 2016.  The convertible notes payable are convertible into common stock of the Company at discounts ranging from 40-50% of either the lowest, or the average of two or three lowest, closing prices or volume-weighted average prices in the 20 days before the conversion date. Due to the variable conversion price, the Company has recorded a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

Including the convertible notes payable discussed in the preceding paragraph, as of September 30, 2015, the Company has $361,963 in principal of notes payable with remaining discounts of $82,702. The convertible notes payable incur interest at rates ranging from 10.0% to 12.0% per annum with due dates ranging from March 2015 to September 2016.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date.  Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with the convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. During the nine months ended September 30, 2015 and 2014, $619,932 and $309,658 of the discount was amortized to interest expense, respectively. As of September 30, 2015, the unamortized debt discount was $82,702.

Convertible Customer Deposits

In July 2015, as discussed below in Note 6, the Company has provided customers with the option to convert their deposits of diamonds into common stock if the diamonds are not delivered on the scheduled timeline.

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the nine months ended September 30, 2015, the Company recorded derivative liabilities of $667,658 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0015 to $0.00005, our stock price on the date of grant ($0.0033 to $0.0001), expected dividend yield of 0%, expected volatility of 217.53% to 313%, risk free interest rate of 0.12% and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $302,111, a day one loss on derivative liability of $372,878 was recorded.

On September 30, 2015, the derivative liabilities were revalued at $567,740 resulting in a gain of $1,610,207 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.0007 to $0.000005, our stock price on the date of grant ($0.0011 to $0.0001), expected dividend yield of 0%, expected volatility of 257.77% to 318%, risk-free interest rate of 0.12%, and an expected term of 0.5 years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2015, the Company's convertible notes payable are convertible into an aggregate of approximately 4.7 billion shares of common stock. In addition, due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized, Amendments and Stock Split

On June 29, 2015,the Company amended its articles of incorporation and increased the authorized number of shares of common stock to four (4) billion shares. On March 29, 2015, the Company amended its articles of incorporation and increased the authorized number of shares of common stock to two (2) billion shares. As of December 31, 2014, the Company had 300,000,000 common shares authorized with a par value of $0.001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.001.

Series B Preferred Stock

On August 26, 2015 the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20 calendar day period before a notice of conversion is given, but the conversion price shall not be higher than $.03 nor lower than $.000033. On December 31, 2016 all outstanding shares of Series B Stock shall automatically convert into Common Stock at the applicable conversion price.

Nine Months Ended September 30, 2015 Transactions

During the nine months ended September 30, 2015, the Company issued 7,409,184 shares of common stock with a fair market value of $24,808 to consultants in lieu of cash payments. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the nine months ended September 30, 2015, the Company issued 230,043,183 shares of common stock with a fair market value of $76,001 to its CEO in satisfaction of $25,000 in amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the nine months ended September 30, 2015, the Company issued 750,897,439 shares of common stock for cash proceeds of $152,500.

See Note 4 for discussion of additional common stock issuances.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended September 30, 2014 Transactions

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2015, the Company granted options to purchase an aggregate of 12,922,854 shares of common stock to non-management directors and a consultant. The options were valued at $39,200. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0018), expected dividend yield of 0%, expected volatility of 176.00%, risk-free interest rate of 1.70%, and an expected term of 5.00 years.

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

In June 2015, in connection with a common stock raise, the Company issued a total of 31,153, 846 warrants that expire on August 31, 2017 and have an exercise price of $0.001 per share. The value of the warrants was approximately $30,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, state of California, U.S. and in the municipality of Olhos D'Agua, state of Minas Gerais, Brazil. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein.

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($220,238 as of September 30, 2015) and the equivalent of 125,000 Brazilian reais in common stock ($31,463 as of September 30, 2015).

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $35,158. In addition, the collateral shares for this contract were increased to 465,293,570. During the nine months ended September 30, 2015, the Company delivered $12,421 in diamonds.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 123,076,923 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 3,750,000 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"). The fair value of the options was  $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value.  In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with aggregate Rappaport values ranging from $10,000 to $20,000. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $40,000. A total of 200,000,000 in collateral shares were issued for this contract. There were no deliveries under this contract during the nine months ended September 30, 2015.

NOTE 7 - RELATED PARTY TRANSACTIONS

Brazil Mining, Inc. ("BMI")

As of September 30, 2015 and December 31, 2014, amounts due from BMI, a related party through common management, in connection with loans made for operating purposes were $102,614 and $123,691, respectively. During the nine months ended September 30, 2015, BMI transferred equipment with a carrying value of $44,854 to the Company as a partial offset to the amounts due. The Company expects to receive the amount due from BMI within 2016.

Chief Executive Officer ("CEO")

As of September 30, 2015 and December 31, 2014, amounts payable to the Company's CEO for accrued salaries and advances made included within accounts payable and accrued expenses were $12,100 and $12,500, respectively. In addition, the Company owed its CEO $12,089 which was recorded as related party payable on the accompanying balance sheet as of September 30, 2015. As of September 30, 2015, the Company recorded $22,450 within accrued expenses and accounts payable as the Company has the obligation to issue an additional 224,502,271 shares of common stock. See common stock issuances above for disclosure of amounts converted and shares issued.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.

The Company issued 682,833,872 shares of common stock in connection with conversions of convertible notes payable.

The Company had net receipts of $31,000 from the sale of its common stock.

On August 10, 2015, the Company amended its articles of incorporation to increased the authorized number of shares of common stock to seven (7) billion shares.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

This Quarterly Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Quarterly Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, although present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

Overview

Brazil Minerals, Inc. ("Brazil Minerals", the "Company", "we", "us", or "our"), together with its subsidiaries, is a U.S. holding company with operations and assets in Brazil including mineral properties for diamonds, gold, and sand, and a business that manufactures and sells mortar. We consolidate the results of our controlled subsidiaries in this Quarterly Report.

Our current primary objectives are twofold: a) to eliminate most, if not all, of the floorless variable-rate convertible debt from our balance sheet, and b) to become a cash flow positive company as soon as possible.

Our progress has been steady: in early 2013, we had 3 mineral rights, and now we have 32 mineral rights. Please refer to the table below. Our product mix has increased from rough diamonds and gold to also include polished diamonds, sand and mortar.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. We now own the following stakes:

(1)	100% of BMIX Participações Ltda. ("BMIXP"). BMIXP holds title to five minerals rights, including a large area (24,708 acres) with a known presence of gold and located in the Brazilian state of Amazonas, in the Amazon region.

(2)	100% of Mineração Duas Barras Ltda. ("MDB"). MDB holds title to two mineral rights, including a mining concession for diamonds, gold and sand. It also owns and operates the largest alluvial processing plant for diamonds and gold in Latin America and has a Brazilian permit to export its diamond production.

(3)	50% of RST Recursos Minerais Ltda. ("RST"). RST holds title to 25 mineral rights for diamonds and gold. Many of the RST areas are located near MDB's plant, and all of them are in the Jequitinhonha River valley, a well-known area for diamonds and gold for over two centuries.

(4)	100% of Hercules Brasil Ltda. ("HB"). HB owns an operating mortar manufacturing plant and markets a line of three mortar products under the brand name "Hercules".

The table below lists the mineral rights held by us:

DNPM Mineral Right Number	Subsidiary Title Owner	Location (municipality and state)	Mineral Right Current Status	Area of Mineral Right (in hectares)	Area of Mineral Right (in acres)	Minerals Currently Requested in Mineral Right Document
806.569/1977	MDB	Olhos-d'Água, MG	Mining Concession ("Concessão de Lavra")	170.89	422	diamond, gold, sand
830.797/1982	RST	Bocaiuva & Diamantina, MG	Mining Concession ("Concessão de Lavra")	41.45	102	diamond, gold
830.062/1980	RST	Bocaiuva & Diamantina, MG	Mining Concession ("Concessão de Lavra")	476.42	1,177	diamond, gold
817.734/1968	RST	Diamantina, MG	Mining Concession ("Concessão de Lavra")	2,104.98	5,202	diamond, gold
807.497/1968	RST	Bocaiuva & Diamantina, MG	Mining Concession ("Concessão de Lavra")	476.76	1,178	diamond, gold
003.048/1956	RST	Diamantina, MG	Mining Concession ("Concessão de Lavra")	366.12	905	diamond, gold
003.047/1956	RST	Diamantina, MG	Mining Concession ("Concessão de Lavra")	543.41	1,343	diamond, gold
003.046/1956	RST	Diamantina, MG	Mining Concession ("Concessão de Lavra")	420.61	1,039	diamond, gold
003.045/1956	RST	Bocaiuva & Diamantina, MG	Mining Concession ("Concessão de Lavra")	524.23	1,295	diamond, gold
003.044/1956	RST	Diamantina, MG	Mining Concession ("Concessão de Lavra")	274.42	678	diamond, gold
830.749/1981	RST	Bocaiuva & Diamantina, MG	Mining Concession Application ("Requerimento de Lavra")	239.26	591	diamond, gold
830.746/1981	RST	Bocaiuva & Diamantina, MG	Mining Concession Application ("Requerimento de Lavra")	22.32	55	diamond, gold
830.921/1980	RST	Bocaiuva, MG	Mining Concession Application ("Requerimento de Lavra")	111.63	276	diamond, gold
830.919/1980	RST	Diamantina, MG	Mining Concession Application ("Requerimento de Lavra")	128.75	318	diamond
804.492/1977	RST	Diamantina, MG	Mining Concession Application ("Requerimento de Lavra")	398.92	986	diamond, gold
802.267/1977	RST	Olhos-d'Água, MG	Mining Concession Application ("Requerimento de Lavra")	530.03	1,310	diamond, gold
831.742/1987	RST	Bocaiuva, MG	Mining Concession Application ("Requerimento de Lavra")	118.79	294	diamond
830.998/1984	RST	Diamantina, MG	Mining Concession Application ("Requerimento de Lavra")	295.31	730	diamond
880.239/2009	BMIXP	Borba, AM	Evaluation Permit ("Autorização de Pesquisa")	9,999.11	24,708	gold
831.380/2014	BMIXP	Diamantina, MG	Evaluation Permit ("Autorização de Pesquisa")	556.26	1,375	diamond, gold, gravel, sand
831.398/2014	BMIXP	Olhos-d'Água, MG	Evaluation Permit ("Autorização de Pesquisa")	402.38	994	diamond, gold, gravel, sand
832.052/2006	MDB	Diamantina & Olhos-d'Água, MG	Evaluation Permit ("Autorização de Pesquisa")	397.42	982	diamond, gold
830.899/2013	RST	Diamantina, MG	Evaluation Permit ("Autorização de Pesquisa")	583.85	1,443	diamond, gold
830.898/2013	RST	Diamantina, MG	Evaluation Permit ("Autorização de Pesquisa")	271.38	671	diamond, gold
833.685/2006	RST	Diamantina & Olhos-d'Água, MG	Evaluation Permit ("Autorização de Pesquisa")	52.73	130	diamond, gold
832.109/2005	RST	Bocaiuva & Diamantina, MG	Evaluation Permit ("Autorização de Pesquisa")	467.82	1,156	diamond, gold
832.108/2005	RST	Olhos-d'Água, MG	Evaluation Permit ("Autorização de Pesquisa")	265.83	657	diamond, gold
832.059/2014	BMIXP	Diamantina & Olhos-d'Água, MG	Application for Evaluation ("Requerimento de Pesquisa")	466.01	1,152	diamond, gold, gravel, sand
832.060/2014	BMIXP	Diamantina & Olhos-d'Água, MG	Application for Evaluation ("Requerimento de Pesquisa")	425.54	1,052	diamond, gold, gravel, sand
832.043/2007	RST	Diamantina, MG	Application for Evaluation ("Requerimento de Pesquisa")	7.73	19	diamond
833.938/2006	RST	Diamantina, MG	Application for Evaluation ("Requerimento de Pesquisa")	500.15	1,236	diamond, gold
833.782/2006	RST	Olhos-d'Água, MG	Application for Evaluation ("Requerimento de Pesquisa")	138.68	343	diamond, gold

 Some significant developments to our business during Q3 2015 were as follows:

(1)	Mineração Duas Barras Ltda. ("MDB") obtained a 4-year renewal of its environmental license of operations ("Licença de Operação"), and it can apply for continuous renewals of such license every four years. On September 8, 2015, MDB's initial renewal application was voted favorably by the COPAM committee, which is made up of representatives from different segments of the local community; the tally was ten votes in favor of our renewal and one abstention. This public vote was held in Montes Claros, state of Minas Gerais, the nearest large city to MDB's mine. We believe that obtaining an environmental license for any mining company in Brazil is a substantial achievement, as the process is a long and detailed, and many studies are required.

(2)	We completed all contractual cash payments for the purchase of our 50% stake in RST, a Brazilian company with 10 mining concessions and 12 other minerals rights, all for diamond and gold. These RST mining concessions are located in the same general area as our MDB diamond and gold recovery plant. Prior to our involvement, the last time RST shares had been acquired by a publicly-traded company occurred in June 2008, when a Canadian issuer contractually agreed to pay US$10.5 million dollars for 100% of RST. Subsequently, and as part of such contractual agreement, this Canadian buyer paid US$2 million to the sellers, but was unable to pay the remainder due to the global financial crisis affecting its situation. RST was not explored by it or other owners since then and its areas have remained essentially untouched.

(3)	We completed preliminary drilling of an area within one of the RST mining concessions (the "RST Initial Area"). It is a dry location, amenable to a potential program of extraction by open surface excavation and removal and transport of the thick white gravel to our diamond and gold processing and recovery plant.

(4)	Beginning in Q3 2015, and continuing after the end of the quarter, we built a dirt road to connect our large diamond and gold recovery plant to the RST Initial Area a few miles away, where we intend to conduct operations for the next several years. Work is currently ongoing on the placement of cement tubes under certain parts of such road, in a few specific areas, to allow for proper drainage during rainfall. This part of Brazil is dry for most of the year, except for the normal rainy period between December and March. Besides the road drainage system, workers are also depositing layers of pebbles and rocks to the road surface to make it sturdier for the expected heavy truckload traffic.

Subsequent to September 30, 2015:

(1)	In November 2015, we filed the necessary documents for further permitting of a 24,708-acre gold area in the state of Amazonas, Brazil. In this filling, we have added the mineral copper, also identifiable in the area. In prior fillings, we have referred to this area as "Borba". It is a mineral right located in the Apui area of Amazonas, a region of the Amazon now well known for gold deposits.

(2)	In November 2015, we filed the necessary documents for further permitting of the second mineral right that belongs to MDB, and which encompasses an area of 982 acres. This mineral right has not been explored before and holds promise for future mining for diamonds and gold. Our technical team encountered in this area a type of gravel locally called "grupiária", which is known for having a lower density concentration of diamonds but yielding much larger stones diamonds when they do occur.

Results of Operations

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

We had revenues of $18,326 and $302,401 during the three months ended September 30, 2015 ("Q3 2015") and three months ended September 30, 2014 ("Q3 2014"), respectively. The decrease in revenues for Q3 2015 as compared to Q3 2014 was due to lesser days of processing of gravel in our diamond and gold recovery plant. Going forward, once we begin to process diamondiferous and auriferous gravel from the RST Initial Area, we project our revenues to be materially higher.

Our cost of goods sold in Q3 2015, consisting entirely of production expenses, was $8,573. In Q3 2014, our cost of goods sold was $93,839. The reason that the cost of goods sold decreased in Q3 2015 compared to Q3 2014 is directly related to the decrease in revenues as detailed above.

Our gross profit in Q3 2015 was $9,753 as compared to a gross profit of $208,562 in Q3 2014. This difference was also directly related to the lower revenues in Q3 2015 as compared to Q3 2014.

We had an aggregate of $213,588 in total operating expenses in Q3 2015, a decrease of $128,364 or approximately 38% as compared to the $341,952 in total operating expenses in Q3 2014. The primary reasons for the decrease in total operating expenses in Q3 2015 as compared to Q3 2014 were that stock based compensation decreased from $128,080 to $37,500, professional fees decreased from $62,292 to $21,035, and compensation and related costs decreased from $44,178 to $16,753, which more than offset the increase in general and administrative expenses from $107,402 to $138,300.

Our loss from operations increased from $133,390 in Q3 2014 to $203,835 in Q3 2015. The increase in loss from operations was primarily as a result of the decrease in revenues, which was partially offset by a decrease in total operating expenses.

We had total other income of $153,150 in Q3 2015 as compared to total other expenses of $162,037 in Q3 2014. This change was primarily attributable to the difference between the gain on derivative liabilities of $488,824 in Q3 2015 as compared to $115,577 in Q3 2014.

We had net loss of $50,705 in Q3 2015 as compared to a net loss of $336,130 in Q3 2014, a reduction in net loss of $285,425 or approximately 85%.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

We had revenues of $58,512 and $403,845 during the nine months ended September 30, 2015 and nine months ended September 30, 2014, respectively. This decrease in revenues was primarily due to lesser days of processing of gravel in our recovery plant. Going forward as we expect to begin to run diamondiferous and auriferous gravel from the RST Initial Area, we project the revenues to be materially higher.

Our cost of goods sold during the nine months ended September 30, 2015, consisting entirely of production expenses, was $145,599. During the nine months ended September 30, 2014, our cost of goods sold was $169,729.

Our gross loss during the nine months ended September 30, 2015 was $87,087 as compared to a gross profit of $234,116 during the nine months ended September 30, 2014. This was primarily attributable to lower revenues in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

We had an aggregate of $672,409 in total operating expenses in the nine months ended September 30, 2015, a decrease of $554,190 or approximately 45% as compared to the $1,226,599 in total operating expenses in the nine months ended September 30, 2015. There were reductions in all expense areas from the nine months ended September 30, 2014 to the nine months ended September 30, 2015: professional and consulting fees declined from $189,134 to $120,076, general and administrative expenses decreased from $416,945 to $365,836, compensation and related costs were reduced from $138,643 to $65,851, and stock-based compensation was cut from $481,877 to $120,646.

Our loss from operations decreased by $232,987 or approximately 23%, from $992,483 in the nine months ended September 30, 2014 to $759,496 in the nine months ended September 30, 2015. The decrease in loss from operations was primarily as a result of the decrease in total operating expenses, as described above.

We had total other net income of $153,313 in the nine months ended September 30, 2015 as compared to total other expenses of $670,452 in the nine months ended September 30, 2014. This change was primarily attributable to a gain on derivative liabilities in the nine months ended September 30, 2015 of $1,237,329 as compared to a loss of $158,222 in the nine months ended September 30, 2014, which difference was partly offset by expenses from amortization of debt discount increasing from $354,796 in the nine months ended September 30, 2014 to $962,507 in the nine months ended September 30, 2015.

We had net loss of $606,183 in the nine months ended September 30, 2015 as compared to a net loss of $1,687,841 in the nine months ended September 30, 2014, a reduction in net loss of $1,081,658 or 64%.

Net cash used in operating activities was $618,864 in the nine months ended September 30, 2015 as compared to net cash provided by operating activities of $69,435 in the nine months ended September 30, 2014, primarily as a result of lower revenues realized in 2015.

Net cash used in investing activities decreased from $1,410,321 in the first nine months ended September 30, 2014 to $33,796 in the nine months ended September 30, 2015, primarily because the acquisitions of stakes in MDB and RST, and in capital assets were 2014 events in far preponderance.

Net cash provided by financing activities increased from $1,427,000 in the nine months ended September 30, 2014 to $932,000 in the nine months ended September 30, 2015, primarily as a result of lower costs requiring less capital.

The effect of the foregoing and other changes in cash flows was that cash and cash equivalents decreased to $141,879 at September 30, 2015 from $114,015 at September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had total current assets of $496,440 compared to total current liabilities of $2,195,941 for a negative working capital of $1,699,501 as compared to total current assets of $1,051,247, total current liabilities of $2,140,783 and a negative working capital of $1,089,536 as of September 30, 2014. In 2015, our principal sources of liquidity have been private placements of equity.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the nine months ended September 30, 2015, the Company funded operations through the receipt of $983,066 in net proceeds from equity and debt sales. Subsequent to September 30, 2015, the Company has received $31,000 in net proceeds related to sales of equity. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of diamond and gold derived from mining new areas, and an increase in cash received from mortar and sand sales, all of which are expected to occur. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

Item 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2015. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b)	Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of September 30, 2015.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2015 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2015 and September 23, 2015 we issued and sold to Benjamin Khowong 150 million and 450 million shares of our common stock for purchase prices of $30,000 and $25,000, respectively. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one purchaser which represented to the Company that it he an accredited investor and that he was acquiring the shares for investment and could bear the economic risk of the investment.

On July 20, 2015, September 21, 2015 and September 28, 2015 we issued to Sainte Valiere, LLC, a limited liability company which is owned by a trust of which Marc Fogassa, our Chairman of the Board, is the sole beneficiary, 8,523,696, 51,346,801 and 55,454,545 shares of our common stock, respectively, in lieu of cash payment of obligations of the Company to Mr. Fogassa. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one person which represented to the Company that it was acquiring the shares for investment and could bear the economic risk of the investment.

In August and September 2015 we issued to the persons named in the table below the number of shares of our Series B Convertible Preferred Stock set forth opposite their names below in exchange for the promissory notes of the Company in the principal amounts set forth opposite their names in the table below held by such persons. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to persons which represented to the Company that they are accredited investors and that they were acquiring the shares for investment and could bear the economic risk of the investment.

Name	Number of Shares of Series B Convertible Stock Issued to Person	Principal Amount of Promissory Note Exchanged for Series B Preferred Stock
Carl Suter	92.5	$92,500
2004 Helvin Family Trust	70.0	$70,000
Nazari and Associates International Group Inc. Defined Benefit Pension Plan	70.0	$70,000
Matthew Taylor	50.0	$50,000
Witkin Family Trust	10.0	$10,000
Frank & Cali Santamaria, as joint tenants	5.0	$5,000
Keith Ginter	5.0	$5,000
Daniel & Martha Arias, as joint tenants	2.5	$2,500
Hans Anderson	5.0	$5,000

Item 6.    EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: November 16, 2015	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer