Form 10-K
period 2015-12-31
Brazil Minerals, Inc.
filed 2016-04-14
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55191

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1443 East Washington Boulevard
Suite 278
Pasadena, CA 91104
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller reporting company)	\

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares ($.0007) on such date as reported by Nasdaq.com) was approximately $780,341. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant's stock, are affiliates of the Registrant.

As of April 10, 2016, there were outstanding 6,722,243,143 shares of the registrant's common stock, $0.001 par value.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, among others: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. Now we have 30 mineral rights. These include:

a)	10 mineral rights that are mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra");

b)	8 mineral rights that have status just below mining concession ("Requerimento de Lavra"), which allows us to apply for both an upgrade to mining concession and to conduct limited commercial mining;

c)	8 mineral rights in the research permit phase ("Autorização de Resquisa"), and;

d)	4 mineral rights in the phase of application for research permit ("Requerimento de Pesquisa").

Please refer to the table below for details on each of these mineral rights.

DNPM Mineral Right Number	Mineral Right Status	Location	Subsidiary	Area of Mineral Right (in acres)	Minerals Currently Requested in Mineral Right Document
806.569/1977	Mining Concession ("MC")	Jequitinhonha River valley, State of Minas Gerais, Brazil ("JRV")	MDB	422	diamond, gold, sand
830.797/1982	MC	JRV	RST	102	diamond, gold
830.062/1980	MC	JRV	RST	1,177	diamond, gold
817.734/1968	MC	JRV	RST	5,202	diamond, gold
807.497/1968	MC	JRV	RST	1,178	diamond, gold
003.048/1956	MC	JRV	RST	905	diamond, gold
003.047/1956	MC	JRV	RST	1,343	diamond, gold
003.046/1956	MC	JRV	RST	1,039	diamond, gold
003.045/1956	MC	JRV	RST	1,295	diamond, gold
003.044/1956	MC	JRV	RST	678	diamond, gold
830.749/1981	Application for Mining Concession ("AMC")	JRV	RST	591	diamond, gold
830.746/1981	AMC	JRV	RST	55	diamond, gold
830.921/1980	AMC	JRV	RST	276	diamond, gold
830.919/1980	AMC	JRV	RST	318	diamond
804.492/1977	AMC	JRV	RST	986	diamond, gold
802.267/1977	AMC	JRV	RST	1,310	diamond, gold
831.742/1987	AMC	JRV	RST	294	diamond
830.998/1984	AMC	JRV	RST	730	diamond
880.239/2009	Research Permit ("RP")	Apui region, State of Amazonas, Brazil	BMIXP	24,708	gold
831.380/2014	RP	JRV	BMIXP	1,375	diamond, gold, gravel, sand
831.398/2014	RP	JRV	BMIXP	994	diamond, gold, gravel, sand
832.052/2006	RP	JRV	MDB	982	diamond, gold
830.899/2013	RP	JRV	RST	1,443	diamond, gold
830.898/2013	RP	JRV	RST	671	diamond, gold
833.685/2006	RP	JRV	RST	130	diamond, gold
832.108/2005	RP	JRV	RST	657	diamond, gold
832.059/2014	Application for Research Permit ("ARP")	JRV	BMIXP	1,152	diamond, gold, gravel, sand
832.060/2014	ARP	JRV	BMIXP	1,052	diamond, gold, gravel, sand
832.043/2007	ARP	JRV	BMIXP	19	diamond
833.938/2006	ARP	JRV	BMIXP	1,236	diamond, gold

The second manner in which we expanded as a company from 2013 to now is in the product mix output from our Brazilian subsidiaries. In 2013 we produced and sold rough diamonds and gold. In 2014 we added polished diamonds. In 2015 we added sand and mortar, a product made from our sand.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. We now own the following stakes:

(1)            100% of BMIX Participações Ltda. ("BMIXP"). BMIXP owns the mineral right for a large area (24,708 acres) located in the state of Amazonas, in the Amazon region of Brazil, with a known presence of gold.

(2)            100% of Mineração Duas Barras Ltda. ("MDB"). MDB holds title to two mineral rights, including a mining concession for diamonds, gold and sand. It also owns and operates the largest alluvial processing plant for diamonds and gold in Latin America and has a Brazilian permit to export its diamond production.

(3)            50% of RST Recursos Minerais Ltda. ("RST"). RST holds title to storied mineral rights for diamonds and gold along a premier area in the Jequitinhonha River valley, a well-known area for diamonds and gold for over two centuries. Many of the RST areas are located near MDB's plant.

(4)            100% of Hercules Brasil Ltda. ("HBR"). HBR owns an operating mortar manufacturing plant and markets a line of three mortar products for sale to the local construction market under the brand name "Hercules".

Business Developments

Some significant developments to our business during 2015 in chronological order were as follows:

(1)	In January 2015, Brazil's mining department approved the addition of sand as a mineral entity to one of our mining concessions. With the addition of sand, MDB's mining concession now permits the mining of diamonds, gold and sand. Geological work performed by an outside consultancy estimated at 454,813 tons the amount of free sand available superficially in one of several areas at our mining concession. Sand is beneficial to us in two ways: its cash flows are independent from diamond and gold operations and it is easily obtained with very low extraction costs. Our high quality sand, as attested by geochemical analysis, is sought after for use in civil construction and preparation of multiple materials. Sand is available naturally since we are at the margins of a river, but, in particular, sand can be continuously replenished or partially replenished over time since sand is also a byproduct of the processing of gravel at our diamond and gold recovery plant.

(2)	In March 2015, we retained José Francescatto, a well-known diamond and gold geologist, to be our Senior Geologist. Mr. Francescatto has over 36 years of experience primarily in diamond and gold properties. In particular, he was the Chief of Geology at Mineração Tejucana S/A ("Tejucana"). Tejucana has a revered history as the most successful diamond mining company in Brazil. It mined mostly inside the Jequitinhonha River using dredges. Our subsidiary RST is the successor owner for most of Tejucana's diamond and gold properties. The river banks of the RST areas were not explored by Tejucana, and thus remain promising locations for mining. Mr. Francescatto has also worked at Kinross, a large global miner.

(3)	During Q2 2015, and also subsequent to the end of the quarter, we announced drilling results of an area belonging to our RST subsidiary (the "RST Initial Area"). It is a dry location, amenable to a program of extraction by open surface excavation and removal and transport of its white gravel to our diamond and gold processing and recovery plant. In relative terms, this researched locale was small compared to the total surface area of this mineral right, which measures 5.3 million square meters or 1,310 acres. While the results obtained have been highly encouraging, there is no assurance that these preliminary findings will be replicable to the entirety of or other locations in this area, or that a material amount of minerals will be found.

(4)	In April 2015, we announced that we had mined our largest rough diamond to date at 4.01 carats. This diamond was cut and polished in Brazil, and yielded a highly attractive 2.01 carat pear shaped polished diamond.

(5)	In May 2015, we launched and began production of our mortar though our newly created subsidiary, Hercules Brasil Ltda. ("HBR").

Initially, Hercules is focused on the production and sale of mortar. A medium size plant that can produce mortar, grout and other industrialized sand products has been fully built and is operating. The plant is located next to a busy asphalt highway to facilitate transportation and is 18 miles away from our MDB sand mine. It operates on electric power which lowers costs and utilizes a staff of three. At full capacity, with a staff of five, the plant has the capacity to produce up to 25,000 bags of mortar per month.

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

"Hercules" is the brand name adopted for the mortar business; it has been protected as a trademark in Brazil. Initial buyers of Hercules mortar have been small construction materials stores; some are already recurrent buyers with predictable bi-weekly orders. The Company believes that over time, it will have several additional as well as larger stores and chains as costumers. Some small amount of Hercules mortar has also been sold directly to retail buyers at higher gross margins. We believe that the metropolitan region of Montes Claros, northern part of Minas Gerais state, with a population of over 1 million residents, is an attractive market for our mortar.

In keeping with our entrepreneurial spirit, the entrance into construction materials added a new business which on a standalone basis can have strong prospects for margin and growth. Of relevance to us as a holding company is the fact that cash flows from the construction materials business are uncorrelated to those from diamond and gold mining.

(6)
In June 2015, we announced that we had cut our Brazilian fixed costs by 50% as a result of the relocation of our Brazilian administration to an office 15 miles away from our diamond, gold and sand mine operations. To facilitate oversight and communications we eliminated the Belo Horizonte office, which had been established before our acquisitions and located over 300 miles away from the MDB and RST areas. Because of savings in both labor and office costs and the elimination of travel and lodging expenses, the result of the relocation was a large decrease in Brazilian fixed costs.

(7)
In July 2015, we completed all contractual cash payments for the purchase of our 50% stake in RST, a Brazilian company with 10 mining concessions and  other minerals rights.. Prior to our involvement, the last time RST shares had been acquired by a publicly-traded company occurred in June 2008, when a Canadian issuer contractually agreed to pay US$10.5 million dollars for 100% of RST. Subsequently, and as part of such contractual agreement, this Canadian buyer paid US$2 million to the sellers, but was unable to pay the remainder due to the global financial crisis affecting its situation. RST was not explored by it or other owners since then and its areas have remained essentially untouched.

(8)
In September 2015, MDB obtained a 4-year renewal of its environmental license for operations ("Licença de Operação"). MDB can reapply for continuous renewals of such license every four years. On September 8, 2015, MDB's renewal application was voted favorably by the COPAM committee, which is made up of representatives from different segments of the local community; the tally was ten votes in favor of our renewal and one abstention. This public vote was held in Montes Claros, state of Minas Gerais, the nearest large city to MDB's mine. We believe that obtaining an environmental license for any mining company in Brazil is a substantial achievement, as the process is a long and detailed, and many studies are required.

(9)
In September 2015, we began to expand and improve a dirt road to connect our large diamond and gold recovery plant to the RST Initial Area a few miles away, where we intend to conduct operations for the next several years.

(10)	In November 2015, we filed the necessary documents for further permitting of a 24,708-acre gold area in the state of Amazonas, Brazil. In this filling, we have added the mineral copper, also identifiable in the area. In prior filings with the Securities and Exchange Commission, we have referred to this area as "Borba". It is a mineral right located in the Apui area of Amazonas, a region of the Amazon now well known for gold deposits.

(11)	In November 2015, we filed the necessary documents for further permitting of the second mineral right that belongs to MDB, and which encompasses an area of 982 acres. This mineral right has not been explored before and holds promise for future mining for diamonds and gold. Our technical team encountered in this area a type of gravel locally called "grupiária", which is known for having a lower density concentration of diamonds but yielding much larger stones diamonds when they do occur.

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

Markets

Rough Diamonds

The market for our rough diamonds is potentially global as we have attracted interest from many foreign buyers. To date we have sold our rough diamonds only in Brazil and to Brazilian institutional buyers that represent merchants from other countries. We have the necessary Siscomex export license obtained from the Brazilian regulatory agency and therefore we can export rough diamonds in the future. The export process for rough diamonds involves obtaining the Kimberly certification on each rough diamond set being exported. This certificate is obtained in the mining department and attests to the fact that we have all of the necessary licensing and that the diamonds are ethically produced. The Kimberly certification is a United Nations procedure to which Brazil is a signatory member; it seeks to eliminate from the global market the so-called "blood diamonds," mined under conditions of duress and without regard for the environment.

The price of our rough diamonds is mostly determined by the overall global market price for diamonds of similar size and characteristics; the prices are quoted in U.S. dollars per carat. For each lot available, we have had several interested and potential buyers, and normally receive multiple bids.

Polished Diamonds

The market for our polished diamonds is global. To date we have sold our polished diamonds in Brazil and abroad. The sales in Brazil were made to a large jewelry chain that is in business since 1946 and caters to the medium-high end of the market. The sales of our diamonds to buyers from abroad were to high net worth individuals interested in acquisition for asset diversification as well as future use in jewelry pieces. Since we have the necessary Siscomex export license, the export process is rather easy for polished diamonds.

The price for our polished diamonds is determined just like it is for any other polished diamond, and thus primarily by the so-called four C's – color, carat weight, clarity, and cut. All of our exported diamonds to date have been certified and graded at the Gemological Institute of America ("GIA"), considered the premier analytical laboratory for diamonds and other gems in the world. The highest color grade our polished diamonds have obtained from GIA has been "E", the 2nd highest possible grade (the color scale starts at "D"). The best clarity our polished diamonds have obtained has been "VVS1", the 2nd best clarity possible. The majority of our polished diamonds have been graded F-G for color and VVS2-VS2 for clarity. Their weight has been approximately between 0.4 and 2.0 carats. The Rapaport valuation of our polished diamonds graded at GIA has been approximately $3,250 per carat. Rapaport is a premier diamond service provider that publishes well-known, periodic pricing valuations for diamonds based on the four C's, as described above. The prices for our diamonds are quoted in U.S. dollars.

Gold

The market for our gold is local. There is strong demand from multiple Brazilian buyers. The price of our 96%-purity gold bars is determined by the London price for gold on the day of sale. The prices for our gold are quoted in U.S. dollars.

Sand

The market for our sand is local, driven by demands of residential and commercial construction. There are a large number of local buyers for our sand. Our sand was analyzed at a top analytical laboratory in Brazil and found to have very high silica levels and low organic matter, both characteristics of high quality sand. We price our sand based on whether it is retrieved by the buyer directly in our sand mine versus being delivered by us, and the size of the trucks used, which determines the volume purchased. The prices for our sand are quoted in Brazilian reais, the local currency.

Mortar

The market for our mortar is local, also driven by demands of residential and commercial construction. We sell mortar to stores and directly to the consumer. The prices for our mortar are quoted in Brazilian reais.

Demand

Demand for our products has been robust. We are constrained by logistical issues (eg., waiting for permits from the mining department to begin mining), equipment malfunction (eg., waiting for repair of excavator, tractor, etc.), and at times, working capital. There is currently no lack of buyers or demand for any of our products.

Overall, there has been an increase in the global demand for rough and polished diamonds, primarily driven by the improvement in the U.S. economy and continued repressed demand from emerging markets such as China and India. Gold has strong continued demand for both jewelry and as an alternative asset. Demand for our sand is robust given that there is no other licensed sand mine within a radius of approximately 200 miles. We have experienced good demand for our mortar, possibly because of its quality, and at times buyers had to wait for us to be able to fulfill their orders.

Distribution

We have not had material issues or bottlenecks with distribution of our products. For mortar, as our production grows, we expect to rely on third-party truckers to transport mortar from our factory to stores and distribution centers.

Competition

Diamonds, gold, and sand production are difficult fields to penetrate due to regulatory requirements, long wait times for permitting, and limited availability of new resource areas.

Our competitive position among suppliers of diamonds and gold is particularly strong because both MDB and RST are known companies in the Brazilian diamond trade and have the necessary minerals rights and environmental licenses in place. Therefore, our merchandise, whether rough diamonds, polished diamonds, or gold is able to be purchased openly and without restrictions since all of the supporting proof of provenance is available and in good order. Other producers that lack rights or licenses do not enjoy our position and can only sell into the "black market," possibly at a substantial discount and facing legal risks.

A secondary reason for our strong competitive position is that the diamonds from the Jequitinhonha River valley are known in Brazil and in global diamond centers to be of high quality. Since our sources of diamonds are secondary valley deposits, it is presumed that the primary kimberlitic source of such diamonds suffered erosion by the river for millions of years. In this lengthy process, over millions of years, smaller, but well proportioned, "hardy" gems resulted. These rough diamonds are fairly easy to be cut and polished, and yield attractive, naturally-appealing polished diamonds.

We have very little competition from other sand providers as simply there are no licensed sand mines in a large radius around our location.

We do face competition with respect to mortar. In the local market in which we operate, one finds a few "national" mortar brands, with high name recognition, and some other local brands. It is still early for us in this market, but our differentiators to date have been both quality and reasonable prices. We have also offered stores the ability to pay for our mortar in installments lasting 15 to 60 days, depending on the quantity ordered, which facilitates sales.

Seasonality

Our ability to mine for diamonds and gold is highly seasonal. The rainy season where our diamond and gold production is lasts from December through April. We therefore expect that during these months our revenues will be substantially lower than during other periods. The ability to retrieve sand from our sand mine is also impacted during this rainy season, but in lesser scale. The ability to produce mortar is impacted only in the strongest adverse weather such as sometimes occur in January and February, with the heaviest rains.

Raw Materials

We do not have any material dependence on any raw material or raw material supplier. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

We have secured the right to use the name "Hercules" for our mortar with the Brazilian intellectual property agency. We have proprietary formulations for three different types of mortar that we sell.

Government Regulation

The Brazilian mining industry is highly regulated. We spend a considerable amount of time preparing filings requested by the mining and the environmental regulatory agencies. We also spend a considerable amount of time urging these agencies to more expeditiously review our filings so that we can move to production. We consider our operations in Brazil to be in compliance with Brazilian federal, state, and municipal regulations. There is no governmental control of the selling of our diamonds (whether rough or polished), gold, sand, and mortar.

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by the mining department, a federal entity. Each state in Brazil has a state-level office of this federal entity. For each mineral right that we own, we file any paperwork related to it in the office of the mining department in the state in which such mineral right occurs.

We follow the status of any processes with the environmental agency by periodic visitation to such office. We maintain what we believe to be a good relationship with the offices of the environmental agency and believe that our methods of monitoring are adequate for our current needs.

The mining department normally inspects our operations once a year via an unannounced visit which is their standard practice.  The Company estimates that it costs $25,000 annually to currently maintain compliance with various mining regulations.

Environmental Regulation and Compliance

Environmental regulation in Brazil is carried out by a state-level agency, which may have multiple offices, one for each region of the state. For each mineral right that we own, we file any paperwork related to it in the local office of the environmental agency that has the applicable geographical jurisdiction.

We follow the status of any processes with the environmental agency by periodic visitation to such office. We maintain a good relationship with the offices of the environmental agency and believe that our methods of monitoring are adequate for our current needs.

The environmental agency normally inspects our operations once every one or two years which is standard practice for companies in good standing. We believe that we are in compliance with environmental laws in our applicable jurisdictions. The Company estimates that it costs $25,000 annually to currently maintain compliance with various environmental regulations.

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

Export Regulation

The export of rough diamonds from Brazil complies with the United Nations Kimberley Process certification system of which Brazil is a signatory country. This system was implemented by a large number of member countries of the United Nations to marginalize and prevent entrance to the diamond marketplace of those gems produced in areas where human exploitation and other specific illicit activities exist. To our knowledge, Brazil was never a jurisdiction that had any issues of these types.

Two of our subsidiaries have been granted export licenses, and therefore we can export either rough or polished diamonds. Gold is too heavy and is best sold locally, since its price is essentially the same as abroad. There is no cost to maintain the export license active.

Employees and Independent Contractors

As of March 25, 2016, we had 11 full-time equivalent employees and 2 part-time contractors. We also periodically retain consultants to provide specific services deemed necessary. We consider our employee relations to be very good.

Form & Year of Organization & History to Date

We were incorporated in the State of Nevada on December 15, 2011. From inception until December 2012, we were focused in the software business, which generated minimal revenues and was discontinued when the current management team and business focus began. The Company changed its name to Brazil Minerals, Inc. in December 2012.

Available Information

We maintain a website at www.brazil-minerals.com. We make available free of charge, through the Public Filings section of the Investors tab on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil.

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil's current mining environment may slow down or alter our business prospects.

We do not have any reserves compliant with SEC Industry Guide 7.

Vaaldiam, a company which formally owned the mining concession which MDB now owns, performed geological studies in a subset of such mineral rights area leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator. These NI 43-101 technical reports differ from the standards generally permitted in reports filed with the SEC. Therefore, investors should be aware that we have no "reserves" as strictly defined by SEC Industry Guide 7 since we have not performed any studies that follow the SEC Industry Guide 7, and that some or all of our mineralized material may never be confirmed or converted into SEC Industry Guide 7 compliant "reserves."

We have no plans to perform any studies that follow the SEC Industry Guide 7 at this time. The primary reason is that we know or have a good indication as to where diamondiferous and auriferous gravel layers are located, or can readily identify new locations using relatively inexpensive drilling and research methods without the need for an expensive study. At this time, the Company is focused on growing revenues and not in growing mineral assets compliant to Industry Guide 7. In the future, if and when we achieve cash flow profitability from operations, it is possible that we will revalue all or a substantial portion of our mineral rights utilizing the SEC Industry Guide 7 or other appropriate methodology.

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

We expect to generate sufficient revenues from a new mining area to enter production in 2016 that will significantly diminish or eliminate our need for funding to execute our business plan. If there is any delay in getting this new area in operations, or if the revenues from such area are much lower than expected, we may require more funding than anticipated.

As of today, and before the start of mining in this new and promising area, we need additional equity or debt financing beyond our existing cash to operate. This additional financing may not become available and, if available, may not be available on terms that are acceptable to us. If we do obtain acceptable funding, the terms and conditions of receiving such capital would likely result in further dilution. If we are not successful in raising capital or sufficient capital, we will have to modify our business plans and substantially reduce or eliminate operations, or as an extreme measure seek reorganization. In these events, you could lose a substantial part or all of your investment.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, net income, and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays, and severe weather phenomena.

We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

We have never paid a dividend and we do not have any plans to pay dividends in the foreseeable future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including future earnings, if any, our capital requirements and general financial condition, and other factors. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur, or may occur over a longer timeframe that is less interesting to short-term oriented investors.

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

One share of our Series A Preferred Stock is issued, outstanding and held by Marc Fogassa, our Chairman and Chief Executive Officer. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock and any other class or series of capital stock entitled to vote with the Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Our stock price may be volatile.

The market price of our Common Stock has been and is likely to continue to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including the following:

(1)	our ability to grow and/or maintain revenue;
(2)	our ability to achieve profitability;
(3)	our ability to raise capital when needed;
(4)	our sales of our common stock;
(5)	our ability to execute our business plan;
(6)	our ability to acquire additional mineral properties;
(7)	legislative, regulatory, and competitive developments; and
(8)	economic and other external factors.

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

Our convertible debt securities outstanding may adversely affect the market price for our common stock.

To the extent that any remaining convertible debt securities are converted into our common stock, the existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock. A similar situation will occur if our outstanding options and warrants are exercised.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main assets are:

(1)            100% of BMIX Participações Ltda. ("BMIXP"). BMIXP owns the mineral right for a large area (24,708 acres) located in the state of Amazonas, in the Amazon region of Brazil, with known presence of gold.

(2)            100% of Mineração Duas Barras Ltda. ("MDB"). MDB holds title to two mineral rights, including a mining concession for diamonds, gold and sand. It also owns and operates the largest alluvial processing plant for diamonds and gold in Latin America and has a Brazilian permit to export its diamond production.

(3)            50% of RST Recursos Minerais Ltda. ("RST"). RST holds title to storied mineral rights for diamonds and gold along a premier are in the Jequitinhonha River valley, a well-known area for diamonds and gold for over two centuries. Many of the RST areas are located near MDB's plant.

(4)            100% of Hercules Brasil Ltda. ("HBR"). HBR owns an operating mortar manufacturing plant and markets a line of three mortar products for sale to the local construction market under the brand name "Hercules".

Within our subsidiaries, we own title to 30 mineral rights as detailed in the table below. These include: 10 mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra"), 8 mineral rights in the phase just below mining concession ("Requerimento de Lavra"), 8 mineral rights in the research permit phase ("Autorização de Resquisa"), and 4 mineral rights in the phase of application for research permit ("Requerimento de Pesquisa").

DNPM Mineral Right Number	Mineral Right Status	Location	Subsidiary	Area of Mineral Right (in acres)	Minerals Currently Requested in Mineral Right Document
806.569/1977	Mining Concession ("MC")	Jequitinhonha River valley, State of Minas Gerais, Brazil ("JRV")	MDB	422	diamond, gold, sand
830.797/1982	MC	JRV	RST	102	diamond, gold
830.062/1980	MC	JRV	RST	1,177	diamond, gold
817.734/1968	MC	JRV	RST	5,202	diamond, gold
807.497/1968	MC	JRV	RST	1,178	diamond, gold
003.048/1956	MC	JRV	RST	905	diamond, gold
003.047/1956	MC	JRV	RST	1,343	diamond, gold
003.046/1956	MC	JRV	RST	1,039	diamond, gold
003.045/1956	MC	JRV	RST	1,295	diamond, gold
003.044/1956	MC	JRV	RST	678	diamond, gold
830.749/1981	Application for Mining Concession ("AMC")	JRV	RST	591	diamond, gold
830.746/1981	AMC	JRV	RST	55	diamond, gold
830.921/1980	AMC	JRV	RST	276	diamond, gold
830.919/1980	AMC	JRV	RST	318	diamond
804.492/1977	AMC	JRV	RST	986	diamond, gold
802.267/1977	AMC	JRV	RST	1,310	diamond, gold
831.742/1987	AMC	JRV	RST	294	diamond
830.998/1984	AMC	JRV	RST	730	diamond
880.239/2009	Research Permit ("RP")	Apui region, State of Amazonas, Brazil	BMIXP	24,708	gold
831.380/2014	RP	JRV	BMIXP	1,375	diamond, gold, gravel, sand
831.398/2014	RP	JRV	BMIXP	994	diamond, gold, gravel, sand
832.052/2006	RP	JRV	MDB	982	diamond, gold
830.899/2013	RP	JRV	RST	1,443	diamond, gold
830.898/2013	RP	JRV	RST	671	diamond, gold
833.685/2006	RP	JRV	RST	130	diamond, gold
832.108/2005	RP	JRV	RST	657	diamond, gold
832.059/2014	Application for Research Permit ("ARP")	JRV	BMIXP	1,152	diamond, gold, gravel, sand
832.060/2014	ARP	JRV	BMIXP	1,052	diamond, gold, gravel, sand
832.043/2007	ARP	JRV	BMIXP	19	diamond
833.938/2006	ARP	JRV	BMIXP	1,236	diamond, gold

Other material assets of each of our subsidiaries and further details are described immediately below.

1)	BMIX Participações Ltda. ("BMIXP")

BMIXP holds title to a mineral rights claim for gold covering an area of 9,999.11 hectares, or approximately 24,708 acres, in region of Apui, State of Amazonas in Brazil. This area has had its final report submitted to us in November 2015 to the local mining department. Recently, we were notified that our report was approved, and that of amount of mineralized material that the local mining department believes to exist in our area is 4 million ounces of gold (however, this is not an SEC Industry Guide 7-compliant number and therefore we make no representations as to having actual reserves).

We are in the process of evaluating potential partnerships for exploring this large gold area. The Apui region of the Brazilian Amazon is considered by expert geologists to be a richly mineralized area for gold, and to contain other minerals such as copper. Any online search of Apui elicits multiple examples of areas in which prospectors were able to extract gold with facility, being that many veins are fairly superficial.

2)  Mineração Duas Barras Ltda. ("MDB")

MDB owns a large alluvial diamond and gold processing and recovery plant, capable of processing upwards of 45 tons of gravel per hour of operation. It is our best information that this plant was built by South African mining engineers hired for the task and cost $2.5 million to construct. It is regarded as the largest such plant in Latin America.

MDB has title to two mineral rights. One is a mining concession for diamond, gold, and sand (discussed below). The other, physically separated, is an area for which we have submitted the application to mine.  Both of the MDB mineral rights are located on the left margin of the Jequitinhonha River in the State of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold production; it has hosted alluvial production since the 18th century.

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

MDB's Mining Concession

MDB's mining concession ("Concessão de Lavra") covers an area of 422 acres. It allows for the exploration and commercialization of diamonds, gold, and sand. "Concessão de Lavra" is the highest level of mineral right in Brazil. It permits the owner to mine in perpetuity provided that environmental licenses are kept current and that mining guidelines are followed.

There are no liens or other encumbrances on MDB's mining concession, and there are no fees to be paid to maintain such claim. Therefore, we have no outright payments to maintain MDB's mining concession.

Brazilian law guarantees the owner of the land from which the subsoil is mined a royalty of at least 0.1% of gross revenues. However, most Brazilian mining companies negotiate with the landowner and pay a higher royalty rate as an incentive for greater cooperation. MDB has a contract that pays the surface landowner a 6% royalty rate on any gross revenues from material mined in MDB's titled mining concession. Additionally, MDB pays "CEFEM" royalties to Brazil's tax authority if and when it sells diamonds and gold. These royalty rates are fixed by federal decree and currently are 0.1% on diamond sales and 1% on gold sales.

MDB's Other Mineral Right ("MDB-2")

MDB's other mineral right covers an area of 982 acres. In February 2016, we filed with the mining department a detailed application with technical study for commercial mining of this area. We also filed the appropriate permit with the environmental department. We are monitoring both applications.

MDB-2 has not been mined commercially before, but prior to our ownership it has had prospector activity, something viewed by experts as a positive sign. In the plot within MDB-2 for which initial commercial exploration is targeted, our technical team identified both "grupiária" and alluvial gravel available for processing for diamonds and gold. "Grupiária" is a thicker rock mixture known locally for having a lower density diamond concentration, but larger diamonds where they do occur. Anecdotally, diamonds that are 5 to 10-carats in weight are reported from such material, although we have not had independent confirmation. Commercial exploration, when permitted, will be via open-sky, surface mining, with a small, moveable pre-processing structure, which will filter and concentrate material for transport to our large diamond and gold processing plant. We cannot estimate as to when MDB-2 will be operating on a commercial basis, although we have reason to believe it could be sometime in late 2016.

We intend to perform all of the necessary studies to move MDB-2 to the mining concession status as soon as possible in the future. There is no current recurring cost to the mining department to upkeep this area.

Mineralization

The previous owner of MDB's mineral right performed detailed geological studies in part of MDB's mining concession leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator. The NI 43-101 report from 2008 describes the existence of mineralized materials amounting to 1,639,200 cubic meters with the following concentrations for diamonds and gold: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. The previous owner also submitted its "Plano de Aproveitamento Econômico", a bankable feasibility study, to the mining department in accordance with the mining regulations of Brazil. We do not claim that MDB's NI 43-101 technical reports and its bankable feasibility study are compliant with the SEC-sanctioned Industry Guide 7. Under the SEC's Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term "resources."

Source of Water and Power

The water used in MDB's processing and recovery plant for diamonds and gold, and other installations, comes from lagoons that receive water from the Jequitinhonha River. There is no shortage of water and water is essentially free to MDB. The power used in MDB's processing and recovery plant and other installations, is provided by diesel generators. Normally, MDB purchases diesel periodically from local distributors. There has been no shortage of fuel available for purchase. The price of diesel in Brazil is set by the federal government.

Other Equipment

Besides its large processing and recovery plant for alluvial diamonds and gold (described above), MDB owns an excavator, a bulldozer, three trucks, and several portable industrial-strength generator and pumps.

3)	RST Recursos Minerais Ltda. ("RST")

We acquired from two Brazilian individuals, unrelated to us, 50% of RST for approximately $254,000. Previously in 2008, RST had been transacted for $10.5 million; the buyer paid $2 million and subsequently was unable to pay the remainder because of the global financial crisis. The RST mineral rights remained largely untouched until our acquisition.

RST has a storied history as holder of highly attractive areas for diamonds and gold. Most of its current mining concessions and mineral rights have never had land-based exploration performed properly. Many of the RST areas were owned before by Mineração Tejucana S.A., a famous Brazilian mining company that lasted for decades and mined inside the Jequitinhonha River by dredge boat.

Currently RST has title to 9 mining concessions and several other mineral rights, as seen in table attached above. All of RST areas are for diamonds and some for gold as well. All of them are located in the Jequitinhonha River valley in the northern part of the state of Minas Gerais, Brazil. Some of the RST areas, including one that is potentially very rich in diamonds and gold, is located next to MDB's plant and mining concession.

The quality of the RST areas is evidenced in an NI 43-101 technical report published in 2008.  We do not claim that RST's NI 43-101 technical report is compliant with the SEC-sanctioned Industry Guide 7. Under the SEC's Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term "resources."

RST has no recovery plant for diamonds and gold at this time. We plan on initially utilizing MDB's plant for such recovery.

4)	Hercules Brasil Ltda. ("HBR")

Initially, Hercules is focused on the production and sale of mortar. A medium size plant that can produce mortar, grout and other industrialized sand products has been fully built and is operating. The plant is located next to a busy asphalt highway to facilitate transportation and is 18 miles away from our MDB sand mine. It operates on electric power which lowers costs and utilizes a staff of three. At full capacity, with a staff of five, the plant has the capacity to produce up to 25,000 bags of mortar per month.

Offices

Brazil Minerals has an office in Pasadena, California. The Company's Brazilian office is in the city of Olhos D'Agua, state of Minas Gerais, in Brazil. The Company has additional office spaces at the MDB mine and at the HBR mortar factory.

Item 3. Legal Proceedings.

None material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2014 and 2015.

	Year Ended
Quarters	December 31, 2014
	High	Low
2014 First (1/1 – 3/31)	$0.1500	$0.0550
Second (4/1 – 6/30)	$0.1150	$0.0600
Third (7/1 – 9/30)	$0.0860	$0.0412
Fourth (10/1 – 12/31)	$0.0559	$0.0043

	Year Ended
Quarters	December 31, 2015
	High	Low
2015
First (1/1-3/31)	$0.0100	$0.0010
Second (4/1-6/30)	$0.0045	$0.0001
Third (7/1-9/30)	$0.0010	$0.0001
Fourth (10/1-12/31)	$0.0002	$0.0001

As of March 25, 2016 we had 161 holders of record of our common stock.

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

On February 19, 2013, our Board of Directors approved our 2013 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2015 with respect to our equity compensation plans.

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

Sales of Unregistered Securities

During the 4th quarter of 2015, we received from Benjamin Khowong $60,000 in exchange for shares of our Series B Convertible Preferred Stock ("Series B Stock"), and $80,000 in exchange for shares of our Series C Convertible Preferred Stock ("Series C Stock"). The shares of Series B Stock and Series C Stock were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act') under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to only one accredited investor which represented to us that he had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment and was acquiring the shares for investment and could bear the economic risk of the investment.

During the 4th quarter of 2015, we received $27,000 from the Kincaid group (Candice Kincaid, Craig Kincaid, Farris Kincaid, and Kenneth Kincaid) in exchange for restricted shares of our common stock. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to investors who represented to us that they had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment and were acquiring the shares for investment and could bear the economic risk of the investment.

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

This Annual Report contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, among others: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

Overview

Brazil Minerals, Inc. ("Brazil Minerals", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring controlling positions or significant positions with oversight roles in companies in Brazil in the minerals area or in industries related to minerals. We consolidate the results of our controlled subsidiaries in this Annual Report.

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. Now we have 30 mineral rights. These include: 10 mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra"), 8 in the phase just below mining concession ("Requerimento de Lavra"), 8 in the research permit phase ("Autorização de Resquisa"), and 4 in the application for research permit ("Requerimento de Pesquisa"). Please refer to the table below.

DNPM Mineral Right Number	Mineral Right Status	Location	Subsidiary	Area of Mineral Right (in acres)	Minerals Currently Requested in Mineral Right Document
806.569/1977	Mining Concession ("MC")	Jequitinhonha River valley, State of Minas Gerais, Brazil ("JRV")	MDB	422	diamond, gold, sand
830.797/1982	MC	JRV	RST	102	diamond, gold
830.062/1980	MC	JRV	RST	1,177	diamond, gold
817.734/1968	MC	JRV	RST	5,202	diamond, gold
807.497/1968	MC	JRV	RST	1,178	diamond, gold
003.048/1956	MC	JRV	RST	905	diamond, gold
003.047/1956	MC	JRV	RST	1,343	diamond, gold
003.046/1956	MC	JRV	RST	1,039	diamond, gold
003.045/1956	MC	JRV	RST	1,295	diamond, gold
003.044/1956	MC	JRV	RST	678	diamond, gold
830.749/1981	Application for Mining Concession ("AMC")	JRV	RST	591	diamond, gold
830.746/1981	AMC	JRV	RST	55	diamond, gold
830.921/1980	AMC	JRV	RST	276	diamond, gold
830.919/1980	AMC	JRV	RST	318	diamond
804.492/1977	AMC	JRV	RST	986	diamond, gold
802.267/1977	AMC	JRV	RST	1,310	diamond, gold
831.742/1987	AMC	JRV	RST	294	diamond
830.998/1984	AMC	JRV	RST	730	diamond
880.239/2009	Research Permit ("RP")	Apui region, State of Amazonas, Brazil	BMIXP	24,708	gold
831.380/2014	RP	JRV	BMIXP	1,375	diamond, gold, gravel, sand
831.398/2014	RP	JRV	BMIXP	994	diamond, gold, gravel, sand
832.052/2006	RP	JRV	MDB	982	diamond, gold
830.899/2013	RP	JRV	RST	1,443	diamond, gold
830.898/2013	RP	JRV	RST	671	diamond, gold
833.685/2006	RP	JRV	RST	130	diamond, gold
832.108/2005	RP	JRV	RST	657	diamond, gold
832.059/2014	Application for Research Permit ("ARP")	JRV	BMIXP	1,152	diamond, gold, gravel, sand
832.060/2014	ARP	JRV	BMIXP	1,052	diamond, gold, gravel, sand
832.043/2007	ARP	JRV	BMIXP	19	diamond
833.938/2006	ARP	JRV	BMIXP	1,236	diamond, gold

The second manner in which we expanded as a Company from 2013 to now is in the product mix output from our Brazilian subsidiaries. In 2013 we produced and sold rough diamonds and gold. In 2014, we added polished diamonds. In 2015, we added sand and mortar, a product made from our sand.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. We now own the following stakes:

(1)            100% of BMIX Participações Ltda. ("BMIXP"). BMIXP owns the mineral right for a large area (24,708 acres) located in the state of Amazonas, in the Amazon region of Brazil, with known presence of gold.

(2)            100% of Mineração Duas Barras Ltda. ("MDB"). MDB holds title to two mineral rights, including a mining concession for diamonds, gold and sand. It also owns and operates the largest alluvial processing plant for diamonds and gold in Latin America and has a Brazilian permit to export its diamond production.

(3)            50% of RST Recursos Minerais Ltda. ("RST"). RST holds title to storied mineral rights for diamonds and gold along a premier are in the Jequitinhonha River valley, a well-known area for diamonds and gold for over two centuries. Many of the RST areas are located near MDB's plant.

(4)            100% of Hercules Brasil Ltda. ("HBR"). HBR owns an operating mortar manufacturing plant and markets a line of three mortar products for sale to the local construction market under the brand name "Hercules".

In 2015, we finalized the acquisition of our stake in RST, which has a large number of mineral rights that could be mined by us in the next several decades. In particular, we chose to focus on the study through focused drilling in one are located approximately 2 miles from the MDB plant. A photo of our Banka 4-inch drill is attached.

Multiple drilling performed by us in this RST area indicates that it contain a potentially large amount of "white gravel," a photo of which is below.

Our technical team performed calculations as to what can be expected from this new mining area with "white gravel". This area contains "white gravel", well formed, and known from our research drilling to contain diamonds and gold. Lacking for now a precise measure of density of recoverable diamonds and gold per unit of weight of such gravel, our team used the "best" and "worst" known densities from "white gravel" obtained at other areas which we mined within the same geological environment. These density measurements had been obtained from running large volumes of such gravel through our diamond and gold recovery plant. Historically, the "best" densities were 0.960 carats of diamonds and 0.766 grams of gold, both per cubic meter. The "worst" densities were 0.120 carats of diamonds and 0.439 grams of gold, also per cubic meter.

Our recovery plant can process 45 cubic meters of gravel per hour, and therefore over a shift of eight hours in one working day it is capable of washing and filtering 360 cubic meters of gravel. Using only the "worst" densities, and assuming rough diamonds being sold at US$130/carat and gold being sold at $34.25 per gram (note: we sell 96% purity bars), the expected revenues from diamonds and gold per each day of plant operating with one shift would be approximately US$11,000. If the plant worked 20 days per month, the monthly revenues could be US$220,000. Of note, this new mining area is part of a large mineral right, which experts say could last 10 to 15 years to be properly mined.

While these forward-looking estimates are attractive, we are unable to make any definite predictions as to what the actual densities of diamond and gold in the gravel in this new area will turn out to be. We believe that process testing of the gravel in the plant will allow us much better estimates. We depend on approval from the mining department before we can begin mining in commercial scale. We have finished an initial round of analysis, and believe that approval is near.

In 2016, we expect to be able to increase our mortar sales as our brand becomes better known and as we acquire new sales outlets. The biggest difficulty with the uptake of our mortar has been related to the general economic malaise of the Brazilian internal market. The year 2014 was marked by a GDP contraction of 0.5%, followed by a large decline of 4% in 2015. Experts predict that the economy will contract an additional 4 to 5% in 2016. This is the deepest recession in Brazil in many decades. With this backdrop, the civil construction industry had its worst year in 2015 for the last 12 years. We anticipate that we will manage to grow our mortar business and its margins in 2016, and aim to be able to provide enough free cash flows from the mortar operations to pay any fixed costs on the mining side

In 2016, we expect the clearance of all of our variable-rate convertible debt outstanding through stock conversions or debt repurchases. This should greatly diminish continuous selling pressure on the our stock as most convertible debt holders appear to promptly sell the shares issued to such lenders upon conversion of the debt.

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

In 2015, we had revenues of $63,610 as compared to revenues of $492,129 in 2014, a decline of 87.1%. In 2015, most of our revenues came from sales of our sand and the initiation of sales of our industrialized mortar.  In 2015, the effort of our diamond and gold units were on the selection among dozens of our mineral rights of a dry, high quality location for mining. This effort entailed extensive field research and consultation with geologists, mining engineers, and environmental experts. Extensive drilling was then carried out, and the results obtained enabled us to choose one of our mineral rights, starting approximately 6 km from our large recovery plants for diamonds and gold. We applied for, and successfully received initial permitting from the environmental authority on July 10, 2015. Our extensive protocol report and affiliated schedules constituting our request for permitting from the mining department was submitted to that regulatory body on September 2, 2015. On November 5, 2015, a massive accident involving another company which has no connection to us, and causing the rupture of a dam in the city of Mariana and the largest environmental disaster in Brazil, lead the state offices of the mining department to be overwhelmed with activity surrounding this unforeseen situation. In fact, protocols for all companies, including our application for permitting, were delayed in analysis. Following submission of our application, our diamond and gold units focused in expanding and substantially improving a dirt road that connects this new area to our plant. The road has been ready for use since early 2016, and we have been awaiting the permit approval. We understand that our application for permitting has now been analyzed, and we believe that we will successfully receive approval during the second quarter of 2016. If that is the case, we anticipate starting operations in this dry, potentially very rewarding new diamond and gold area still during the second quarter of 2016. If our projections are correct, and assuming we do not experience equipment failure or maintenance issues, our revenues in 2016 should be materially higher than our revenues in 2015.

Our consolidated cost of goods sold in 2015 was $163,149, consisting almost entirely of production expenses, and representing approximately 256.4% of the Company's total revenues. Our consolidated cost of goods sold in 2014 was $446,606, also consisting almost entirely of production expenses, and representing 56.4% of the Company's total revenues. This result is mostly explained by costs occurred in equipment maintenance for the diamond and gold operations, research drilling for new diamond and gold areas, and startup expenses of our industrialized mortar business.

Our gross loss in 2015 was $99,539, or 156.5% of total revenues in that year. By comparison, our gross profit in 2014 was $45,523, or approximately 9.3% of total revenues in that year.

We had an aggregate of $1,183,257 in operating expense in 2015, as compared to an aggregate of $1,901,561 in operating expenses in 2014, a decline of $718,304 or 37.8%. This decrease was mostly due to lower professional and consulting fees, general and administrative expenses, and stock-based compensation, all of which declined much more than the increase seen in compensation and related costs.

In 2015, we had total other expenses of $595,473, as compared to $1,544,888 in total other expenses in 2014, a decline of 61.5%. This decrease was primarily related to a $1,286,573 gain on derivative liability in 2015 as compared to a 120,258 loss on derivative liability in 2014 and of no derivative expense in 2015 compared to a $499,126 derivative expense in 2014 which more than offset higher interest on promissory notes, amortization of debt discount, and loss on extinguishment of debt in 2015 as compared to 2014.

In 2015, we experienced a net loss attributable to Brazil Minerals, Inc. of $1,939,290, as compared to a net loss of $3,436,643 in 2014, a decline of $1,497,353 or 43.6%.  On a per share basis (both basic and diluted), the 2015 net loss attributable to Brazil Minerals, Inc. was ($0.00) versus ($0.04) in 2014.

Net cash used in operating activities was $2,508,652 in 2015, as compared to $246,489 in 2014.

Net cash provided by investing activities was $248,927 in 2015, as compared to $1,356,032 net cash used in investing activities in 2014.

Net cash provided by financing activities was $832,390 in 2015, as compared to $1,656,205 in 2014.

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

Our net result in 2014 was ($3,436,643) in 2014, as compared to a net result of ($2,218,873) in 2013.  On a per share basis, the 2014 net result was ($0.04) versus ($0.03) in 2013.

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

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $262,429 compared to total current liabilities of $1,402,033 for a current ratio of 0.19 to 1 and working capital of ($1,139,604). By comparison, on December 31, 2014, we had total current assets of $538,765 compared to current liabilities of $3,062,857 for a current ratio of 0.18 to 1 and working capital of ($2,524,092). This relative improvement in working capital is primarily attributable to the decrease in outstanding convertible notes and other short term obligations.

In 2015, our principal sources of liquidity were issuances of equity and convertible debt. We last issued any new convertible debt in September 2015. In 2014, our principal sources of liquidity had been our revenues from the sale of polished diamonds, rough diamonds and gold, issuances of convertible debt and equity, and forward sales of polished diamonds.

During the first quarter of 2016, we received an aggregate of $118,000 in gross proceeds from the sale of common stock.

We believe that financial resources and funds generated from mining will generate enough revenues to make us cash flow positive at some point in 2016. In the meantime, we will rely on financing from the issuance of equity and/or debt, the availability of which on terms satisfactory to us is not assured. We anticipate that most, if not all, of our existing convertible debt will be converted to equity in 2016, although in certain circumstances the holders of such debt have the right to require cash payments of such debt.

The Company has no plans for any significant acquisitions in 2016 or in the foreseeable future that would require cash payments to be made by the Company while it is not cash flow positive.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2015, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2015. On the basis of that evaluation, management concluded that the Company's disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(e).  The Company's internal control system is designed to provide reasonable assurance to management and to the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015 due to the below identified material weakness in internal controls being found.

The material weaknesses identified by management and the auditors included the Company not effectively implementing comprehensive entity-level internal controls which resulted in the Company making an error in revenue recognition. The identified misstatement was corrected prior to the issuance of the Company's financial statements.

Management believes that the material weakness on internal control over financial reporting would not have had a material effect on our financial results had it not been corrected. . However, in an effort to enhance our internal controls over financial reporting, we plan to initiate the following series of measures: We will seek to identify and hire one accountant that is bilingual in English and Portuguese, versed in both US GAAP and Brazil's IFRS and experienced in making the necessary transformations between IFRS to US GAAP. We have identified a strong candidate and will bring him to Brazil to visit our subsidiaries and facilities probably as early as late April 2016. We will also dedicate staff to maintain appropriate internal control over financial reporting regarding our sand and mortar operations.

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
(c)  Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred in the fourth quarter of 2015 that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of March 25, 2016 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	49	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	56	Director

Ambassador Paul Durand	74	Director

Marc Fogassa, age 49, has been a director and our Chairman and Chief Executive Officer since 2012. He has over 15 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. Mr. Fogassa has worked at Goldman Sachs & Co. (1997), Atlas Venture (1998-2000), and Axiom Ventures (2000-2005). He also worked as investment manager with Hedgefort Capital Management LLC from May 2005 to June 2012, and as an investment banker from November 2011 to January 2014 with Hunter Wise Financial Group, LLC. He has been Chairman and CEO of Brazil Mining, Inc. since March 2012. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega, age 56, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States ("OAS") from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of VisionAmericas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Ambassador Paul Durand, age 74, has been a director since 2012. He has had extensive experience in Latin America. From August 2001 to August 2006, Ambassador Durand was Canada's Ambassador to the OAS. From August 2000 to July 2001 he was Canada's Ambassador to Chile, and from August 1992 to August 1995 he was Canada's Ambassador to Costa Rica, with concurrent accreditation to Honduras, Nicaragua, and Panama. For the past five years, Ambassador Durand has also personally provided consulting services to several businesses and organizations, including the University of Ottawa advising the executive student class on political and economic conditions in Brazil and Chile; the OAS on elections and a referendum in Chile; and Infinito Gold Inc. on negotiations with the government of Costa Rica regarding the development of a gold mine. He has a Bachelor of Arts degree in Political Economy from the University of Toronto, and has pursued further studies in International Relations and Economics at Northwestern University in Chicago and Carleton University in Ottawa. Ambassador Durand joined the Canadian government after working in international banking in Latin America (Colombia, El Salvador), the Caribbean (Bahamas) and the U.S. We appointed Ambassador Durand as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Board Composition

Our Board of Directors is currently composed of three members – Marc Fogassa, Ambassador Roger Noriega and Ambassador Paul Durand.

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

Our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently, or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities; or

●	been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Item 11. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2014 and December 31, 2015. No other employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Summary Compensation Table

							Non-Equity	Non-Qualified
							Incentive	Deferred	All
Name and					Stock		Plan	Compensation	Other
Principal	Year	Salary		Bonus	Awards	Option	Compensation	Earnings	Compensation	Total
Position	Ended	($)		($)	($)	Awards	($)	($)	($)	($)
Marc Fogassa	12/31/2014	112,500	(A)	-	-	-	-	-	-	112,500
CEO	12/31/2015	100,000	(B)	-	-	-	-	-	-	100,000

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

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2015 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Ambassador Roger Noriega	-	$50,000		$50,000
Ambassador Paul Durand	-	$50,000		$50,000

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2015 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of all assumptions made in the calculation of this amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of February 9, 2016   by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

					Percentage of Voting Power
		Shares			of all Outstanding Classes
Name and Address (1)	Office	Beneficially Owned (2)		Percent of Class (3)	of Company Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	496,221,803	(5)	7.7%

Sainte Valiere, LLC		496,221,803	(6)	7.7%

Ambassador Paul Durand	Director	2,879,190	(7)	*	*

Ambassador Roger Noriega	Director	2,770,565	(7)	*	*

All executive officers and directors as a group (4 persons)		501,871,559	(5)(9)	7.8%

Series A Stock

Marc Fogassa	Director	1		100.0%	51.0%

All executive officers and directors as a group (4 persons)		1		100.0%	51.0%

Series B Stock

Suter Family		375	(10)	35.8%
Michael Nazari		362	(10)	34.6%
John Helvin		117	(10)	11.2%
Matthew Taylor		97		9.3%
Benjamin Khowong		63		6.0%

Series C Stock

Benjamin Khowong		200,000		100.0%

———————
* Less than 1%

(1) Unless otherwise specified, the mailing address of each of the officers and directors set forth below is in care of Brazil Minerals, Inc., 1443 East Washington Boulevard, Suite 278, Pasadena, California 91104.

(2) Beneficial ownership is determined in accordance with rules promulgated by the Commission.

(3) Based on 6,438,163,390 shares of common stock outstanding and computed in accordance with rules promulgated by the Commission.

(4) The holders of our Preferred Stock vote together as a single class with the holders of our Common Stock, with the holders of Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their beneficial ownership of shares of Preferred Stock and Common Stock as of February 9, 2016, each person set forth in the table had the approximate percentage of the voting power of the common and preferred stock voting together as a single class as of such date set forth opposite their name.

(5) Includes 496,141,804 shares of common stock owned by Sainte Valiere, LLC, a limited liability company owned by a trust of which Mr. Fogassa is the sole beneficiary and options owned by Sainte Valiere, LLC to purchase 79,999 shares of our common stock at $1.00 per share.

(6) Includes options owned by Sainte Valiere, LLC to purchase 79,999 shares of our common stock at $1.00 per share.

(7) Includes options to purchase 200,000 shares of our common stock at $0.58 per share, options to purchase 200,000 shares of our common stock at $0.09 per share, options to purchase 141,520 shares of our common stock at $0.0959 per share, options to purchase 188,430 shares of our common stock at $0.08175 per share, options to purchase 326,820 shares of our common stock at $0.05 per share and options to purchase 535,727 shares of our common stock at $0.0265 per share..

(8) Includes options to purchase 141,520 shares of our common stock at $0.0959 per share, options to purchase 326,820 shares of our common stock at $0.05 per share and options to purchase 535,727 shares of our common stock at $0.0265 per share.

(9) Includes options to purchase an aggregate of 4,047,541 shares of common stock at exercise prices ranging from $0.0265 to $1.00 per share.

(10) Includes of trusts of which the person or a member of the family is a trustee.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We believe that each of Ambassador Roger Noriega and Ambassador Paul Durand are "independent" as such term is defined by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On July 29, 2014 the Company engaged KLJ & Associates, LLP ("KLJ") as the Company's independent registered public accounting firm. The Company paid KLJ an aggregate of $7,500 in 2014 for the review of Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014.

On December 8, 2014 the Company engaged BF Borgers CPA PC ("Borgers") as the Company's independent registered public accounting firm. The aggregate fees that have been billed by Borgers for the audit of our financial statements as of December 31, 2013 and December 31, 2014 and for the years then ended are $31,892.

On December 31, 2015 the Company engaged BF Borgers CPA PC ("Borgers") as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2015. The fee that was billed by Borgers for the audit of our financial statements as of December 31, 2015 was $10,000 as of March 25, 2016. The Company expects that the total fees payable to Borgers for the audit of the Company's financial statements as of December 31, 2015 will be $31,000.

Audit-Related Fees

During 2014 and 2015 there were no fees paid to KLJ or Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by KLJ or Borgers for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by KLJ or Borgers during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by KLJ or Borgers in 2014 or 2015.

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

BRAZIL MINERALS, INC.

TABLE OF CONTENTS
DECEMBER 31, 2015

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2015
and December 31, 2014	F-3

Consolidated Statements of Other Comprehensive Income (Loss) for the Year
Ended December 31, 2015 and December 31, 2014	F-4

Consolidated Statement of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows for the Year
Ended December 31, 2015 and December 31, 2014	F-6

Notes to the Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brazil Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. ("the Company") as of December 31, 2014 and 2015 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Brazil Minerals, Inc., as of December 31, 2014 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
April 14, 2016

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$64,364	$19,776
Accounts receivable	2,886	-
Taxes recoverable	50,100	71,924
Prepaid expenses	-	45,648
Inventory	145,079	210,427
Deposits and advances	-	67,299
Loan receivable-related party	-	123,691
Total current assets	262,429	538,765

Capital assets:
Property and equipment, net of accumulated depreciation	361,563	522,775
Other assets:
Investment under the equity method	-	164,600
Intangible assets	508,865	124,245
Total assets	$1,132,857	$1,350,385

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses and accounts payable	$471,337	$533,165
Customer deposits	-	293,630
Convertible notes payable, net of debt discount of $49,182 and $507,464	491,698	717,272
Derivative liabilities	281,345	1,506,290
Related party payable	160,214	12,500
Total current liabilities	1,404,594	3,062,857

Long term liabilities
Customer deposits, net of current portion	-	250,000
Convertible notes payable, net of current portion and discount of $83,852	116,148	-
Deferred revenue - non-current
Total liabilities	1,520,742	3,312,857

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized; 1,047 share issued and outstanding	1,560,433	-
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized; 200,000 shares issued and outstanding	250,000	-
Common stock , $0.001 par value, 7,000,000,000 and 300,000,000 shares authorized; 6,219,391,446 and 118,618,373 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	6,219,392	118,618
Additional paid-in capital	36,146,689	40,483,759
Accumulated other comprehensive loss	(678,830)	(365,473)
Stock warrants	218,656	218,656
Accumulated deficit	(44,235,280)	(42,418,033)
Total Brazil Minerals, Inc. stockholders' deficit	(518,939)	(1,962,472)
Non-controlling interest	131,054	-
Total stockholders' deficit	(387,885)	(1,962,472)
Total liabilities and stockholders' deficit	$1,132,857	$1,350,385

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenues	$63,610	$492,129

Costs of goods sold:
Production expenses	163,149	441,132
Mining tax	-	5,474
Total cost of goods sold	163,149	446,606
Gross profit (loss)	(99,539)	45,523

Operating expenses:
Professional fees	143,779	254,487
Consulting fees	-	12,200
General and administrative expenses	665,160	868,399
Compensation and related costs	216,172	191,979
Stock based compensation	158,146	574,280
Depreciation	-	216
Total operating expenses	1,183,257	1,901,561

Loss from operations	(1,282,796)	(1,856,038)

Other expense (income)
(Gain) loss on derivative liabilities	(1,286,573)	619,384
Interest on promissory notes	137,725	94,324
Amortization of debt discount and other fees	1,025,221	733,282
Loss on extinguishments of debt	719,119	97,898
Other	(20)	-
Total other expense (income)	595,472	1,544,888

Loss before provision for income taxes	(1,878,268)	(3,400,926)

Provision for corporate income taxes	-	(27,809)

Net loss	$(1,878,268)	$(3,428,735)

Loss attributable to non-controlling interest	61,021	(7,908)

Loss attributable to Brazil Minerals Inc.	$(1,817,247)	$(3,436,643)

Net loss per share: Basic	$(0.00)	$(0.04)
Net loss per share: Diluted	$(0.00)	$(0.04)
Weighted average number of shares outstanding: Basic	2,386,196,346	81,692,030
Weighted average number of shares outstanding: Diluted	2,386,196,346	81,692,030

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014

Net loss	$(1,878,268)	$(3,436,643)

Foreign currency translation:
Change in cumulative translation adjustment	(313,357)	(138,773)
Income tax benefit (expense)	-	-
Total comprehensive net loss	$(2,191,625)	$(3,575,416)
Total comprehensive net loss attributable to non-controlling interest	-	-
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(2,191,625)	$(3,575,416)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Common Stock Warrants	Deferred Stock Compensation	Accumulated Deficit	Non-Controlling Interest	Stockholders' Equity (Deficit)

December 31, 2013	-	$-	-	$-	74,639,834	$74,640	$39,334,784	$(226,700)	$129,772	$(69,611)	$(38,981,390)	$409,962	$671,457

Shares issued for cash	-	-	-	-	9,147,618	9,148	383,852	-	-	-	-	-	393,000
Shares issued for conversion of debt	-	-	-	-	23,531,590	23,531	333,691	-	-	-	-	-	357,222
Shares issued for services	-	-	-	-	4,104,797	4,105	310,439	-	-	69,611	-	-	384,155
Shares issued for mineral properties	-	-	-	-	626,677	626	43,242	-	-	-	-	-	43,868
Shares issued for investment in MDB	-	-	-	-	2,817,857	2,818	209,282	-	-	-	-	-	212,100
Shares issued for diamond transactions	-	-	-	-	3,750,000	3,750	331,346	-	-	-	-	-	335,096
Stock options issued with sale of shares for cash	-	-	-	-	-	-	93,280	-	-	-	-	-	93,280
Stock options issued for services	-	-	-	-	-	-	190,175	-	-	-	-	-	190,175
Warrants issued with convertible debt	-	-	-	-	-	-	-	-	88,884	-	-	-	88,884
Extinguishment of convertible debt	-	-	-	-	-	-	97,898	-	-	-	-	-	97,898
Non-controlling interest	-	-	-	-	-	-	(844,230)	-	-	-	(7,908)	(409,962)	(1,262,100)
Foreign currency translation	-	-	-	-	-	-	-	(138,773)	-	-	-	-	(138,773)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,428,735)	-	(3,428,735)

December 31, 2014	-	$-	-	$-	118,618,373	$118,618	$40,483,759	$(365,473)	$218,656	$-	$(42,418,033)	$-	$(1,962,472)

Shares issued for cash	279	270,000	-	-	1,600,897,436	1,600,897	(1,396,397)	-	-	-	-	-	474,500
Shares issued for conversion of debt	100	166,667	-	-	5,031,333,042	5,031,333	(3,733,201)	-	-	-	-	-	1,464,799
Shares issued for services	-	-	-	-	7,409,184	7,409	17,399	-	-	-	-	-	24,808
Shares returned in exchange of Series C Preferred Stock	-	-	200,000	250,000	(1,000,000,000)	(1,000,000)	920,000	-	-	-	-	-	170,000
Shares issued to CEO in satisfaction of $25,000	-	-	-	-	461,760,088	461,760	(362,795)	-	-	-	-	-	98,965
Shares returned in connection with RST	-	-	-	-	(626,677)	(626)	(55,907)	-	-	-	-	-	(56,533)
Series B Preferred Stock issued exchanged in diamond contract	668	1,113,333	-	-	-	-	-	-	-	-	-	-	1,113,333
Accrual of Series B Preferred Stock dividends	-	10,433	-	-	-	-	(10,433)	-	-	-	-	-	-
Beneficial conversion on convertible notes payable	-	-	-	-	-	-	87,720	-	-	-	-	-	87,720
Options issued for services	-	-	-	-	-	-	151,700	-	-	-	-	-	151,700
Options issued with notes payable	-	-	-	-	-	-	44,845	-	-	-	-	-	44,845
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	61,021	131,054	192,075
Foreign currency translation	-	-	-	-	-	-	-	(313,357)	-	-	-	-	(313,357)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,878,268)	-	(1,878,268)

December 31, 2015	1,047	$1,560,433	200,000	$250,000	6,219,391,446	$6,219,392	$36,146,689	$(678,830)	$218,656	$-	$(44,235,280)	$131,054	$(387,885)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(1,878,268)	$(3,436,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	7,908
Stock based compensation and services	159,008	574,280
Amortization of prepaid option expense as cost of goods sold	-	5,776
Forgiveness of related party receivable	93,580	-
Loss (gain) on derivative liability	(1,286,573)	619,384
Amortization of debt discount	730,131	708,876
Excess fair market value of common stock issued in satisfaction of liabilities	288,783	-
Additional expense related to exchange of Series C for customer deposits and derivative liability	455,460
Loss on extinguishment of debt	-	97,898
Depreciation and amortization	56,328	216
Change in assets and liabilities:
Taxes recoverable	21,824	(28,700)
Prepaid expenses	45,648	41,856
Accounts receivable	(2,886)	-
Deposits and advances	67,299	(61,798)
Inventory	65,348	(64,255)
Accrued expenses and accounts payable	75,900	410,067
Accrued salary due to officer	142,500	-
Customer deposits	-	878,726
Net cash used in operating activities	(965,918)	(246,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	(10,019)	(92,917)
Advances to related party	(14,743)	(83,041)
Purchase of noncontrolling interest	-	(1,050,000)
Investment accounted for by the equity method	-	(120,732)
Increase in intangible assets	-	(9,342)
Net cash used in investing activities	(24,762)	(1,356,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	30,214	-
Net proceeds from sale of common stock	204,500	393,000
Payment of notes payable	(92,152)	-
Proceeds from sale of preferred stock	305,000	-
Proceeds from convertible notes payable	620,566	1,288,205
Repayment of convertible note payable	-	(25,000)
Net cash provided by financing activities	1,068,128	1,656,205

Effect of exchange rate changes on cash	(32,860)	(138,773)

Net increase in cash and cash equivalents	44,588	(85,009)

Cash and cash equivalents, beginning of period	19,776	104,785

Cash and cash equivalents, end of period	$64,364	$19,776

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$16,998

Supplemental Non-Cash Investing and Financing Information
Purchase of equipment offset by related party receivable	$44,854	$-
Note issued in connection with RST acquisition	$124,680	$-
Increase in non-controlling interest of RST	$290,517	$-
Share options issued as prepaid expense	$-	$93,280
Shares issued for equity investment	$-	$43,868
Shares issued in connection with conversion of debt and accrued interest	$1,141,630	$357,222
Value of stock options and beneficial conversion feature recorded with notes payable	$132,566	$-
Discount on notes payable related to fair market value of derivative liability	$203,780	$-
Conversion of notes payable into Series B preferred stock	$100,000	$-
Exchange of common stock into Series C preferred stock	$55,000	$-
Shares issued in connection with diamond purchase agreement	$-	$335,096
Shares issued for increase in investment in subsidiary	$-	$212,100
Removal of investment through return of common stock	$56,533	$-
Removal of derivative liability and customer deposits with Series B	$638,790	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 11 mining concessions and 15 other mineral rights in Brazil, almost all for diamonds and gold. The Company, through subsidiaries, owns a large alluvial diamond and gold processing and recovery plant, a sand processing and mortar plant, and several pieces of earth-moving capital equipment used for mining as well as machines for sand processing and preparation of mortar.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), which at December 31, 2013 owned 55% of Mineração Duas Barras Ltda. ("MDB"). During the year ended December 31, 2014, the BMIX Subsidiary acquired the remaining 45% of MDB. Thus, as of December 31, 2015 and 2014, MDB is a wholly owned subsidiary and has been consolidated within the Company's financial statements. See Note 2 for additional information.

During the year ended December 31, 2014, the BMIX Subsidiary acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST"), and during the first quarter of 2015, it acquired an additional 25% interest in RST, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements.

On April 17, 2015, the BMIX Subsidiary incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, as of December 31, 2015, Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has limited working capital, has incurred losses in each of the past two years, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the year ended December 31, 2015, the Company funded operations through the receipt of proceeds from equity and debt sales. Subsequent to December 31, 2015, and until March 31, 2016, the Company has received $118,000 in proceeds related to sales of equity; it sold no debt. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of diamond and gold derived from mining new areas, and an increase in cash received from mortar and sand sales, all of which are expected to occur within 2016. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2015 and 2014, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (translating into approximately $64,025 as of December 31, 2015).

Inventory
Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At December 31, 2015 and 2014, all inventory consisted primarily of rough ore stockpile for diamonds and gold. No value was placed on sand.

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments. As of December 31, 2015, the Company's taxes receivable consist of $50,100 and are expected to be recovered through the acquisition of a Mercedes Benz truck model Accelo 1016/44 in April of 2016.

Investment under the Equity Method
In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST Recursos Minerais Ltda ("RST") for cash payments of 250,000 Brazilian Reals and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reals. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. As of December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST. See Note 2 for additional information. The remaining 50% interest in RST is owned by Brazil Mining, Inc. ("BMI"), a related party. RST's assets are 10 mining concessions (the highest level of mineral right in Brazil) for diamond and gold as well as 12 other mineral rights. Income and expenses related to RST were insignificant during the year ended December 31, 2015. At the date of acquisition of the additional ownership percentage, the Company accounted for the investments in RST as a business combination.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of December 31, 2015 and 2014, all property and equipment related to the diamond, sand and mortar processing plants and other production machinery except for approximately $1,300 in computer equipment. Accumulated depreciation as of December 31, 2015, was $157,381.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 2015 and 2014, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of December 31, 2015 and 2014, the Company had deposits of $0 and $543,630, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. A portion of these deposits were previously recorded as long term as the agreements provide for the delivery of diamonds in excess of one year from the balance sheet date. See Note 4 and 6 for additional information related to these agreements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2015 and 2014, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2015 and 2014, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the years ended December 31, 2015 and 2014 excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2015, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 –ACQUISITIONS

RST Recursos Minerais Ltda

In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST for cash payments of 250,000 Brazilian Reais and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reais. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. At December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST from a third party for R$400,000 or $124,680. Under the terms of the agreement, the Company is to make monthly payments ranging from R$75,000 to R$100,000 beginning March 25, 2015. As of December 31, 2015, all required payments had been made. In December 2015, the 1,428,572 shares of common stock previously issued with a value of $43,868 were returned to the Company. The Company reversed the initial amount of the investment recorded upon return.

As a result of the additional 25% acquired, the Company owns 50% of RST and has consolidated the operations in the Company as of March 18, 2015. The remaining 50% ownership is held by Brazil Mining, Inc. ("BMI"), an entity controlled through management and stock ownership by the Company's Chief Executive Officer. On the date of consolidation, the Company determined the fair market value of RST to be $570,548. The fair market value was based upon the average price paid by the Company for the 50% ownership, including the relief of monies advanced to RST and increasing for the non-controlling interest which represents 50%. The Company allocated 100% of the fair market value to the mineral rights held by RST. Since the date of acquisition, the value of the Brazilian Reais has decreased significantly, thus, has the value of the Company's intangibles.

The purpose of the Company's acquisition of RST was due to the quality of its mineral assets, close proximity to the Company's MDB diamond and gold processing plant, and attractive acquisition price. Pro-forma financial statements have not been provided as the assets, liabilities and operations of RST are not significant. The Company expects the future expected cash flows to exceed the carrying value of the assets due to the close proximity to MDB's plant which is expected to shorten the exploration period as new plant and equipment do not need to be procured.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 –ACQUISITIONS (CONTINUED)

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual.  The carrying value was $508,865 and $124,245 at December 31, 2015 and 2014, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	December 31, 2015	December 31, 2014
Accounts payable and other accruals	$354,467	$463,419
Accrued interest	116,870	82,246
Total	$471,337	$533,165

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on September 30, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, no demands for payment have been made. Interest was payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During years ended December 31, 2015 and 2014, $1,025 and $9,227 of the discount was amortized to interest expense, respectively. As of December 31, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $0.0024 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes.  During the year ended December 31, 2015, $13,703 of the discount was amortized to interest expense. As of December 31, 2015, $31,143 of the discount remained. The notes have been reflected as a long-term liability on the accompanying consolidated balance sheet.

In January 2015, the Company purchased machinery and equipment from a third party making an initial deposit of $10,910 (R$35,000), issuing notes payable totaling $38,963 (R$125,000) payable in five equal monthly installments starting March 15, 2015 and $43,638 in customer deposits (R$140,000) in which are to be satisfied through gravel produced by MDB. The note payable was convertible into common stock of the Company at the market rate on the date of issuance and thus a beneficial conversion feature was not recorded. In June 2015, the Company cancelled this agreement returning the machinery and equipment and forfeiting amounts already paid to the seller.

In June 2015, the Company issued three convertible promissory notes and received an aggregate $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 days. In addition, the notes conversion rate has a ceiling of $0.03 and a floor of $0.000033. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes.  During the year ended December 31, 2015, the discount was amortized to interest expense. During the year ended December 31, 2015, the notes were converted into 100 shares of Series B Preferred Stock. See Note 5.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. During the year ended December 31, 2015, the Company issued convertible notes payable with principal amounts aggregating $302,111 in which proceeds of $271,566 were received. The convertible notes payable incur interest rates ranging from 8% to 12% per annum with due dates ranging from March 2015 to September 2016.  The convertible notes payable are convertible into common stock of the Company at discounts ranging from 40-50% of either the lowest, or the average of two or three lowest, closing prices or volume-weighted average prices in the 20 days before the conversion date. Due to the variable conversion price, the Company has recorded a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

Including the convertible notes payable discussed in the preceding paragraph, as of December 31, 2015, the Company has $540,880 in principal of notes payable with remaining discounts of $49,182. The convertible notes payable incur interest at rates ranging from8.0% to 12.0% per annum with due dates ranging from currently due to December 2016.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date.  Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with the convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. During the years ended December 31, 2015 and 2014, $653,452 and $708,876 of the discount was amortized to interest expense, respectively. As of December 31, 2015, the unamortized debt discount was $49,182.

During the year ended December 31, 2015, the Company issued 5,031,333,042 shares of common stock upon conversion of $1,141,630 in convertible notes payable and accrued interest. In addition, the Company recorded additional interest expense of $158,722 related to true ups of some conversions which required the issuance of additional shares of common stock.

Convertible Customer Deposits

In July 2015, as discussed below in Note 6, the Company provided customers with the option to convert their deposits of diamonds into common stock if the diamonds are not delivered on the scheduled timeline.

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the year ended December 31, 2015, the Company recorded derivative liabilities of $667,658 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0015 to $0.00005, our stock price on the date of grant ($0.0033 to $ 0.0001), expected dividend yield of 0%, expected volatility of 217.53% to 313%, risk free interest rate of 0.12% and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $302,111, a day one loss on derivative liability of $372,878 was recorded.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

On December 31, 2015, the derivative liabilities were revalued at $281,345 resulting in a gain of $1,659,451 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.00005 to $0.00006, our stock price on the date of grant ($0.0001), expected dividend yield of 0%, expected volatility of 412% to 444%, risk-free interest rate of 0.12%, and an expected term of 0.5 years.

On December 31, 2014, the derivative liabilities were valued and revalued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of grant ($0.05-$0.10), expected dividend yield of 0%, expected volatility from 192% - 117%, risk-free interest rate of 0.12%, and an expected term of 0.01-1.0 years.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2015, the Company's convertible notes payable are convertible into an aggregate of approximately 3.7 billion shares of common stock. In addition, due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock. As of December 31, 2015, if all holders of convertible notes payable exercised their right to convert their notes to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

NOTE 5 – STOCKHOLDERS' DEFICIT

Amendments of Articles of Incorporation to Increase Authorized Shares of Common Stock

On August 31, 2015, the Company amended its articles of incorporation and increased the authorized number of shares of common stock to seven (7) billion shares. On June 29, 2015, the Company amended its articles of incorporation and increased the authorized number of shares of common stock to four (4) billion shares. On March 29, 2015, the Company amended its articles of incorporation and increased the authorized number of shares of common stock to two (2) billion shares.

Series A Preferred Stock

 On December 18, 2012 the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of the Company's Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 – STOCKHOLDERS' DEFICIT (CONTINUED)

Series B Preferred Stock

On August 26, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of par value $0.001 Series B Convertible Preferred Stock to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per stated share value per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20 calendar day period before a notice of conversion is given, but the conversion price shall not be higher than $.03 nor lower than $.000033. On December 31, 2016 all outstanding shares of Series B Stock shall automatically convert into Common Stock at the applicable conversion price. During the year ended December 31, 2015, the Company accrued dividends of $10,433, recorded as interest expense, of which remain outstanding at December 31, 2015.

During the year ended December 31, 2015, the Company issued 273 shares of Series B for $270,000 in cash proceeds. In addition, six shares of Series B were issued to a placement agent.

As discussed in Note 4, during the year ended December 31, 2015, the Company issued 100 shares of Series B in satisfaction of $100,000 in convertible notes payable. In connection with the exchange, the Company recorded other expense of $66,667 due to the Series B have an estimated fair market value of $166,667 on the date of the exchange. The Company estimated the fair market value of the Series B based upon the number of common shares it could be converted into.

See Note 6 for discussion related to the exchange of customer deposits received in connection with the delivery of diamonds for 668 shares of Series B.

Series C Preferred Stock

On December 29, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock ("Series C") to designate 1,000,000 shares of a new series of preferred stock. The Series C Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of $0.04 per share per annum. The holders of Series C Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series C Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series C Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is the lower of $0.00008 or the volume weighted average price of the Company's Common Stock for the 90 trading days before a notice of conversion with a floor of $0.00004. On December 31, 2016, all outstanding shares of Series C Stock shall automatically convert into Common Stock at the applicable conversion price.

On December 29, 2015, the Company issued 200,000 shares of Series C in exchange for 1,000,000,000 shares of common stock in which had been previously sold for $80,000 in proceeds. In connection with the exchange, the Company recorded other expense of $170,000 due to the Series C have an estimated fair market value of $250,000 on the date of the exchange. The Company estimated the fair market value of the Series C based upon the number of common shares it could be converted into.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 – STOCKHOLDERS' DEFICIT (CONTINUED)

Year Ended December 31, 2015 Transactions

During the year ended December 31, 2015, the Company issued 7,409,184 shares of common stock with a fair market value of $24,808 to consultants in lieu of cash payments. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the year ended December 31, 2015, the Company issued 461,760,088 shares of common stock with a fair market value of $81,490 to its CEO in satisfaction of $25,000 in amounts payable. The difference between the fair market value of the shares issued and the liability of $56,490 was recorded as additional expense. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the year ended December 31, 2015, the Company issued 1,600,897,436 shares of common stock for cash proceeds of $204,500.

See Note 4 for discussion of additional common stock issuances.

Year Ended December 31, 2014 Transactions

During the year ended December 31, 2014, the Company issued 4,104,797 shares of common stock with a fair market value of $384,155 to its officers and certain consultants in lieu of cash payment.

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

Common Stock Options

In January 2015, options to purchase 400,000,000 shares of common stock were issued in connection with $200,000 in convertible notes payable. See Note 4 for additional information. The options expire on January 30, 2018 and have an exercise price of $0.005 per share. The fair value of the options was $79,111, of which $22,423 was allocated to the options based upon the relative fair market value. The options were valued using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.0024), expected dividend yield of 0%, expected volatility of 176.16%, risk-free interest rate of 1.70%, and an expected term of 3.00 years.

During the year ended December 31, 2015, non-mangement directors earned options to purchase an aggregate of 812,030,000 shares of common stock of the Company. The options were valued at $100,000. The options were valued using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, the strike price as the average price of the stock during the quarter for which they were earned, expected dividend yield of 0%, the calculated historical volatility of the quarter for which they were earned (ranging from 80% to 179%), a risk-free interest rate of 1.70%, and an expected term of 5.00 years.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 – STOCKHOLDERS' DEFICIT (CONTINUED)

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

Warrants Issued with Private Placements

During the year ended December 31, 2014, 1,636,907 warrants were issued in connection with private placements. These warrants expire in three years and have an exercise price of $0.10 per share. The fair value of the warrants was $70,810 and was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.06), expected dividend yield of 0%, expected volatility of 136%, risk-free interest rate of 0.12%, and an expected term of three years. No entry was required as the warrants were issued in connection with raising capital and thus would have offset any proceeds received.

In June 2015, in connection with a common stock raise, the Company issued a total of 31,153, 846 warrants that expire on August 31, 2017 and have an exercise price of $0.001 per share. . The value of the warrants were approximately $30,000 based upon Black-Scholes option pricing model. No entry was required as the warrants were issued in connection with raising capital and thus would have offset any proceeds received.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($224,088 as of December 31, 2015) and the equivalent of 125,000 Brazilian reais in common stock ($32,013 as of December 31, 2015). To date the option has not been exercised.

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $35,158. In addition, the collateral shares for this contract were increased to 465,293,570. During the year ended December 31, 2015, the Company did not deliver any of the diamonds.  See below for discussion regarding exchange of agreements for Series B.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 123,076,923 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 3,750,000 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"). The fair value of the options was  $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value.  In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with aggregate Rappaport values ranging from $10,000 to $20,000. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $40,000. A total of 200,000,000 in collateral shares were issued for this contract. There were no deliveries under this contract during the year ended December 31, 2015. See below for discussion regarding exchange of agreements for Series B.

On December 30, 2015, the diamond agreements described were exchanged for 668 shares of Series B. Under the terms of the agreement, all obligations under the agreement to deliver diamonds and other guarantees were removed, including the derivative liability. On the date of the exchange the Company determined that the value of the Series B was $1,113,333 based upon the number of common shares the Series B is convertible into. The agreement relieved $543,630 in customer deposits, $182,300 in derivative liabilities less a remaining discount of $68,057, a total relief of $657,873. The Company recorded the excess value of the Series B issued of $455,460 as a loss on extinguishment.

NOTE 7 - RELATED PARTY TRANSACTIONS

Brazil Minerals, Inc.

As of December 31, 2015 and 2014, amounts due from Brazil Minerals, Inc. ("BMI"), a related party through common management, in connection with loans made for operating purposes were $0 and $123,691, respectively. The loan does not incur interest and is due on demand. During the year ended December 31, 2015, BMI transferred equipment with a carrying value of $44,854 to the Company as a partial offset to the amounts due. During December 2015, in satisfaction of the remaining receivable, BMI transferred the rights to two mineral right properties. At the time of the transfer, the Company's subsidiary RMT retained a 50% ownership in these rights, thus, the value of the two mineral rights transferred is included within consolidation of RMT. Thus, the Company recorded other expense of $93,580 as the assets had already been reflected at their fair market value on the Company's financial statements. The Company agreed to the transaction to ensure there were no potential violations of the Sarbanes Oxley Act as the Company's CEO also controls BMI though management and stock holdings.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Chief Executive Officer

As of December 31, 2015 and 2014, amounts payable to the Chief Executive Officer for accrued salaries, 401K contributions and advances made included within related party payable were $160,214 and $12,500, respectively. During 2015, $25,000 of the balance was converted into shares of the Company's common stock at a 50% discount to market. In addition, the agreement includes a true up provision which requires the Company to issued additional shares of common stock 90 days after conversion. See common stock issuances above for disclosure of amounts converted and shares issued.

NOTE 8 - INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $6.9 million that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for income tax consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Current tax provision:
Federal	$-	$-
State	-	-
Foreign	-	27,809
	-	27,809

Deferred tax provision:
Federal, state and foreign	$(638,611)	$(1,168,459)
Permanent differences	149,732	130,613
Valuation allowance	488,879	1,037,846
Net provision for income tax	$-	$27,809

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amount is as follows as of December 31, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$2,415,586	$1,926,707
Valuation allowance	(2,415,586)	(1,926,707)
Net deferred tax asset	$-	$-

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 8 - INCOME TAXES (CONTINUED)

Reconciliation of the U.S. federal statutory rate to the actual rate is as follows for the year ended December 31, 2015 and 2014:

US federal statuatory rate	34.00%	34.00%
Effects of:
Permanent differences	-7.97%	-30.52%
Valuation allowance	-26.03%	-3.38%
Net provision for income tax	0.00%	0.10%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $6.9 million for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2011 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2011 through 2015 and currently does not have any ongoing tax examination. The last Company tax returns filed were for the year ended December 31, 2014, and an extension to file tx returns was filed with respect to the year ended December 31, 2015, a period for which the Company does not expect any tax liability

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements and until March 31,2 016, except as noted below.

During the first quarter of 2016, the Company issued 396,388,545 shares of common stock in connection with conversions of convertible notes payable.

On March 21, 2016, the Company amended its articles of incorporation and increased the authorized number of shares of common stock to ten (10) billion shares.

As of April 5, 2016, the Company had traded its taxes recoverable for a brand new Mercedes Benz truck and the delivery of such truck from its Brazilian factory to the Company was in process.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 14, 2016		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	April 14, 2016
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 14, 2016
Roger Noriega

/s/ Paul Durand	Director	April 14, 2016
Paul Durand

EXHIBIT INDEX

Exhibit
Number	Description

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

3.8
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 18, 2015. Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Commission on April 16, 2015 (the "2014 10-K").

3.9	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 11, 2015.

3.10
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on June 23, 2015. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2015.

3.11
Certificate of Designations, Preferences And Rights Of Series B Convertible Preferred Stock of the Company as filed with Secretary of State of the State of Nevada on August 26, 2015 and amended on September 29, 2015.*

3.12
Certificate of Designations, Preferences And Rights Of Series C Convertible Preferred Stock of the Company as filed with Secretary of State of the State of Nevada on December 29, 2015 and corrected on February 10, 2016.*

Exhibit
Number	Description

3.13	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on September 17, 2015.*

3.14	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 21, 2016.*

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

4.10	12% Convertible Note, dated November 3, 2014 in the principal amount of $50,000 from the Company to JSJ Investments Inc. Incorporated by reference to Exhibit 4.10 to the 2014 10-K.

4.11	10% Convertible redeemable Note dated November 7, 2014 in the principal amount of $71,660 from the Company to LG Capital Funding, LLC. Incorporated by reference to Exhibit 3.8 to the 2014 10-K.

Exhibit
Number	Description

4.12	Convertible Promissory Note dated January 5, 2015 in the principal amount of $66,000 from the Company to WHC Capital, LLC.*

4.13	12% Convertible Note dated January 15, 2015 in the principal amount of $15,000 from the Company to JSJ Investments Inc.*

4.14	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to Carl Suter.*

4.15	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to Carl Suter.*

4.16	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to 2004 Helvin Family Trust.*

4.17	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to 2004 Helvin Family Trust.*

4.18	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to The Nazari & Associates International Group Inc. Defined Benefit Plan.*

4.19	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to The Nazari & Associates International Group Inc. Defined Benefit Plan.*

4.20	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to Matthew H. Taylor.*

4.21	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to Matthew H. Taylor.*

4.22	12% Convertible Note dated May 28, 2015 in the principal amount of $25,000 from the Company to JSJ Investments Inc.*

4.23	10% Convertible Redeemable Note dated June 4, 2015 in the principal amount of $27,825 from the Company to LG Capital Funding, LLC.*

4.24	Convertible Promissory Note dated June 4, 2015 in the principal amount of $50,000 from the Company to Carl Suter.*

4.25	Convertible Promissory Note dated June 9, 2015 in the principal amount of $25,000 from the Company to 2004 Helvin Family Trust.*

4.26	Convertible Promissory Note dated June 10, 2015 in the principal amount of $25,000 from the Company to The Nazari & Associates International Group Inc. Defined Benefit Plan.*

4.27	Convertible Promissory Note dated July 6, 2015 in the principal amount of $25,000 from the Company to 2004 Helvin Family Trust.*

4.28	Convertible Promissory Note dated July 7, 2015 in the principal amount of $25,000 from the Company to The Nazari & Associates International Group Inc. Defined Benefit Plan.*

Exhibit
Number	Description

4.29	Convertible Promissory Note dated July 10, 2015 in the principal amount of $50,000 from the Company to Matthew H. Taylor.*

4.30	Convertible Promissory Note dated July 24, 2015 in the principal amount of $22,500 from the Company to Carl Suter.*

4.31	8% Convertible Redeemable Promissory Note dated June 30, 2015 in the principal amount of $34,000 from the Company to GW Holdings Group, LLC.*

4.32	8% Convertible Redeemable Promissory Note dated August 18, 2015 in the principal amount of $22,500 from the Company to GW Holdings Group, LLC.*

4.33	8% Convertible Redeemable Promissory Note dated September 17, 2015 in the principal amount of $26,000 from the Company to GW Holdings Group, LLC.*

10.1	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 10-K").

10.2	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.

10.3	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC. Incorporated by reference to Exhibit 10.7 to the 2013 10K/A-1.

10.4	Securities Purchase Agreement dated as of August 14, 2014, between the Company and St. George Investments, LLC. Incorporated by reference to Exhibit 10.1 to the August 2014 8-K.

10.5	Stock Purchase Agreement dated as August 8, 2014 among the Company, Farris Kincaid, Craig Kincaid, Kenneth Kincaid and Ronald Kincaid. Incorporated by reference to Exhibit 10.9 to the 2014 10-K.

10.6	Stock Purchase Agreement dated as of April 10, 2015 between the Company and the Jonathan and Kristen Croxton Family Trust Dated September 18, 2009.*

10.7	Stock Purchase Agreement dated as of April 10, 2015 between the Company and Trevor Smith.*

10.8	Stock Purchase Agreement dated as of April 10, 2015 between the Company and Greg Reed.*

10.9	Stock Purchase Agreement dated as of April 10, 2015 between the Company and Joshua Volen.*

10.10	Stock Purchase Agreement dated as of April 29, 2015 between the Company and Jonathan and Kristen Croxton Family Trust Dated September 18, 2009.*

10.11	Stock Purchase Warrant Agreement dated as of April 29, 2015 to purchase 15,576,923 Shares of Company's Common Stock Issued to the Jonathan and Kristen Croxton Family Trust Dated September 18, 2009.*

10.12	Stock Purchase Agreement dated as of April 29, 2015 between the Company and Trevor Smith.*

10.13	Stock Purchase Warrant Agreement dated as of April 29, 2015 to purchase 15,576,923 Shares of Company's Common Stock Issued to Trevor Smith.*

10.14	Stock Purchase Agreement dated as of April 29, 2015 between the Company and Greg Reed.*

Exhibit
Number	Description

10.15	Stock Purchase Agreements dated as of August 10, 2015 between the Company and Benjamin Khowong.*

10.16	Exchange Agreement dated as of August 11, 2015 between the Company and Carl Suter.*

10.17	Exchange Agreement dated as of August 11, 2015 between the Company and the 2004 Helvin Family Trust.*

10.18	Exchange Agreement dated as of August 11, 2015 between the Company and The Nazari & Associates International Group Inc. Defined Benefit Plan.*

10.19	Exchange and Stock Purchase Agreement dated as of September 18, 2015 between the Company and Carl Suter.*

10.20	Exchange Agreement dated as of September 30, 2015 between the Company and Matthew H. Taylor.*

10.21	Stock Purchase Agreement dated as September 18, 2015 between the Company and the 2004 Helvin Family Trust.*

10.22	Stock Purchase Agreement dated as September 21, 2015 between the Company and The Nazari & Associates International Group Inc. Defined Benefit Plan.*

10.23	Stock Purchase Agreement dated as of September 26, 2015 between the Company and Benjamin Khowong.*

10.24	Stock Purchase Agreement dated as of October 26, 2015 between the Company and Benjamin Khowong.*

10.25	Stock Purchase Agreement dated as of November 23, 2015 between the Company and Benjamin Khowong.*

10.26	Stock Purchase Agreement dated as of December 24, 2015 between the Company and Craig Kincaid.*

10.27	Stock Purchase Agreement dated as of December 28, 2015 between the Company and Benjamin Khowong.*

10.28	Exchange Agreement dated as of December 29, 2015 between the Company and Benjamin Khowong.*

10.29
Modification dated December 30, 2015 to the Diamond Delivery Agreement initially entered into on March 4, 2014 between the Company, the Suter Family Trust U/T/A Dated April 12, 2002, and The Nazari/Singley Family Trust U/T/A dated May 23, 1995, with The Law Firm of William A. Wurch, PC as collateral agent.*

10.30
Modification dated December 30, 2015 to the Diamond Delivery Agreement initially entered into on April 29, 2014 between the Company, The Suter Family Trust U/T/A Dated April 12, 2002, The Nazari/Singley Family Trust U/T/A dated May 23, 1995, John W. Helvin, Jr., Matthew H. Taylor, with The Law Firm of William A. Wurch, PC as collateral agent.*

21.1	Subsidiaries of the Company. *

31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive Data files pursuant to Rule 405 of Regulation S-T