Form 10-Q
period 2016-03-31
Brazil Minerals, Inc.
filed 2016-05-20
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-55191

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1443 East Washington Boulevard, Suite 278
Pasadena, California 91104
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2016 the registrant had 8,245,813,869 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	F-1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-2

	Consolidated Statements of Cash Flows the Three Months Ended March 31, 2016 and 2015 (Unaudited)	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures.	7

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Proceeds	8

Item 6.	Exhibits	9

Signatures		10

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	(unaudited) March 31, 2016	(audited) December 31, 2015
Current assets:
Cash and cash equivalents	$3,697	$64,364
Accounts receivable	1,422	2,886
Taxes recoverable	75,311	50,100
Inventory	141,935	145,079
Deposits and advances	1,106	-
Total current assets	223,471	262,429

Capital assets:
Property and equipment, net of accumulated depreciation	373,037	361,563
Other assets:
Intangible assets	575,168	508,865
Total assets	$1,171,676	$1,132,857

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses and accounts payable	$511,064	$471,337
Convertible notes payable, net of debt discount of $41,251 and $49,182	472,061	491,698
Derivative liabilities	199,351	281,345
Related party payable	182,331	160,214
Total current liabilities	1,364,807	1,404,594

Long term liabilities
Convertible notes payable, net of current portion and discount of $66,264 and $83,852	133,736	116,148
Total liabilities	$1,498,543	$1,520,742

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized; 1,047 shares issued and outstanding	1,587,883	1,560,433
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized; 200,000 shares issued and outstanding	250,000	250,000
Common stock , $0.001 par value, 10,000,000,000 and 7,000,000,000 shares authorized; 9,902,204,721 and 6,219,391,446 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,902,206	6,219,392
Additional paid-in capital	32,701,057	36,146,689
Accumulated other comprehensive loss	(603,781)	(678,830)
Stock warrants	218,656	218,656
Accumulated deficit	(44,525,888)	(44,235,280)
Total Brazil Minerals, Inc. stockholders' deficit	(469,866)	(518,939)
Non-controlling interest	142,999	131,054
Total stockholders' deficit	(326,867)	(387,885)
Total liabilities and stockholders' deficit	$1,171,676	$1,132,857

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenues	$2,556	$11,406

Costs of goods sold:
Production expenses	40,709	40,014
Total cost of goods sold	40,709	40,014

Gross loss	(38,153)	(28,608)

Operating expenses:
Professional fees	38,932	34,915
General and administrative expenses	99,575	100,535
Compensation and related costs	43,849	24,588
Total operating expenses	204,856	194,238

Loss from operations	(243,009)	(222,846)

Other expense (income)
(Gain) loss on derivative liabilities	(81,994)	(885,853)
Interest on promissory notes	18,581	57,595
Amortization of debt discount and other fees	117,742	261,556
Other	-	(12)
Total other expense (income)	54,329	(566,714)

Income (loss) before provision for income taxes	(297,338)	343,868

Provision for corporate income taxes	-	-

Net income (loss)	$(297,338)	$343,868

Loss attributable to non-controlling interest	6,730	-

Income (loss) attributable to Brazil Minerals Inc.	$(290,608)	$343,868

Net income (loss) per share: Basic	$(0.00)	$0.00
Net income (loss) per share: Diluted	$0.00	$0.00
Weighted average number of shares outstanding: Basic	7,844,631,195	214,044,822
Weighted average number of shares outstanding: Diluted	7,844,631,195	1,380,121,779

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net loss	$(297,338)	$343,868

Foreign currency translation:
Change in cumulative translation adjustment	75,049	(148,583)
Total comprehensive net loss	$(222,289)	$195,285
Total comprehensive net loss attributable to non-controlling interest	1,949	-
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(224,238)	$195,285

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) for the period attributable to Brazil Minerals, Inc.	$(290,608)	$343,868
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	11,945	-
Stock based compensation and services	22,500	34,200
Gain on change of derivative liability	(81,994)	(885,854)
Amortization of debt discount	79,958	261,556
Excess fair market value of common stock issued in satisfaction of related party liabilities	37,784	-
Depreciation and amortization	16,989	17,058
Change in assets and liabilities:
Taxes recoverable	(25,211)	10,948
Prepaid expenses	-	19,636
Accounts receivable	1,464	-
Deposits and advances	(1,106)	(21,613)
Inventory	3,144	36,217
Accrued expenses and accounts payable	40,028	6,056
Accrued salary due to officer	21,917	-
Net cash used in operating activities	(163,190)	(177,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	-	(10,910)
Advances to related party	-	(24,615)
Net cash used in investing activities	-	(35,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Chief Executive Officer	4,240	-
Net proceeds from sale of common stock	118,000	-
Payment of notes payable	-	(15,585)
Proceeds from convertible notes payable	-	296,600
Net cash provided by financing activities	122,240	281,015

Effect of exchange rate changes on cash	(19,717)	(63,800)

Net increase (decrease) in cash and cash equivalents	(60,667)	3,762

Cash and cash equivalents, beginning of period	64,364	19,776

Cash and cash equivalents, end of period	$3,697	$23,538

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information
Purchase of equipment offset by related party receivable	$-	$82,601
Note issued in connection with RST acquisition	$-	$124,680
Increase in non-controlling interest of RST	$-	$290,517
Shares issued in connection with conversion of debt and accrued interest	$24,801	$336,681
Value of stock options and beneficial conversion feature recorded with notes payable	$-	$44,876
Discount on notes payable related to fair market value of derivative liability	$-	$96,600
Accrual of Series B Dividends in APIC	$24,500	$-
Recording of beneficial conversion feature	$57,507	$-
Shares issued in connection with relief of related party payable	$4,040	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 10 mining concessions and 20 other mineral rights for diamonds and gold in Brazil. The Company, through subsidiaries, owns a large alluvial diamond and gold processing and recovery plant, a sand processing and mortar plant, and several pieces of earth-moving capital equipment used for mining as well as machines for sand processing and preparation of mortar.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), owns 100% of Mineração Duas Barras Ltda. ("MDB").

During the year ended December 31, 2014, the BMIX Subsidiary acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST"), and during the first quarter of 2015, it acquired an additional 25% interest in RST, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements.

On April 17, 2015, Hercules Resources Corporation ("HRC"), a Marshall Islands company was incorporated. On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, as of December 31, 2015, Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has limited working capital, has incurred losses in each of the past two years, and has not received material revenues from sales of products or services in the last twelve months. These factors create doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the three months ended March 31, 2016, the Company funded operations through the receipt of proceeds from the sale of equity securities. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of diamond and gold derived from mining new areas, and an increase in cash received from mortar and sand sales, all of which are expected to occur within the 2016 calendar year. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not indicative of the results that may be expected for the full year.

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

Fair Value of Financial Instruments
The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company's assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2016 and December 31, 2015, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (translating into approximately $70,689 as of March 31, 2016).

Inventory
Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At March 31, 2016 and December 31, 2015, all inventory consisted primarily of rough ore stockpile for diamonds and gold. No value was placed on sand.

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments. As of March 31, 2016, the Company's taxes receivable consist of $75,311 and were recovered through the receipt of a newly-built Mercedes Benz truck model Accelo 1016/44 on May 3, 2016.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of March 31, 2016 and December 31, 2015, all property and equipment related to the diamond, sand and mortar processing plants and other production machinery except for approximately $1,300 in computer equipment. Accumulated depreciation as of March 31, 2016 and December 31, 2015, was $192,373 and $157,381, respectively.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of March 31, 2016 and December 31, 2015, the Company did not recognize any impairment losses related to mineral properties held.

Intangible Assets
For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral rights held by the Company through its subsidiaries MDB and RST.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of March 31, 2016 and December 31, 2015, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

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

Foreign Currency
The Company's foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company's consolidated statements of operations were negligible for all periods presented.

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2016 and December 31, 2015, the Company's deferred tax assets had a full valuation allowance.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of March 31, 2016, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the three months ended March 31, 2016 excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2016, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

Other Comprehensive Income
Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company adopted this ASU with no impact on the accompanying consolidated financial statements as the issuance costs were already accounted for as a reduction of the carrying value of the debt.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

We have reviewed other recent accounting pronouncements issued to the date of the issuance of these consolidated financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 –ACQUISITIONS
RST Recursos Minerais Ltda

In June 2014, the Company entered into an agreement with unrelated third-parties to purchase 25% of the equity of RST for cash payments of 250,000 Brazilian Reais and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reais. In connection with this agreement the Company issued 1,428,572 shares of common stock with a value of $43,868 and made cash payments of $107,858. At December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST from another unrelated third party for R$400,000 or $124,680. Under the terms of the agreement, the Company is to make monthly payments ranging from R$75,000 to R$100,000 beginning March 25, 2015. As of December 31, 2015, all required payments had been made. In December 2015, the 1,428,572 shares of common stock previously issued with a value of $43,868 were returned to the Company. The Company reversed the initial amount of the investment recorded upon return.

As a result of the additional 25% acquired, the Company owns 50% of RST and has consolidated the operations in the Company as of March 18, 2015. The remaining 50% ownership is held by Brazil Mining, Inc. ("BMI"), a related party. On the date of consolidation, the Company determined the fair market value of RST to be $570,548. The fair market value was based upon the average price paid by the Company for the 50% ownership, including the relief of monies advanced to RST and increasing for the non-controlling interest which represents 50%. The Company allocated 100% of the fair market value to the mineral rights held by RST. Since the date of acquisition, the value of the Brazilian Reais has and correspondingly, the value of the Company's intangibles, have decreased significantly.

The purpose of the Company's acquisition of RST was due to the quality of its mineral assets, close proximity to the Company's MDB diamond and gold processing and recovery plant, and the attractive acquisition price. Pro-forma financial statements have not been provided as the assets, liabilities and operations of RST are not significant. The Company expects the future expected cash flows to exceed the carrying value of the assets due to the close proximity to MDB's plant which is expected to shorten the exploration period as new plant and equipment do not need to be procured.
NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual, provided the Company continues to comply with standard mining department guidelines.  The carrying value was $575,168 and $508,865 at March 31, 2016 and December 31, 2015, respectively.
Accounts Payable and Accrued Liabilities

	As of	As of
	March 31, 2016	December 31, 2015
Accounts payable and other accruals	$510,424	$354,467
Accrued interest	640	116,870
Total	$511,064	$471,337

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on September 30, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, no demands for payment have been made. Interest was payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the three months ended March 31, 2016 and 2015, $0 and $1,025 of the discount was amortized to interest expense, respectively. As of December 31, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $0.0024 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes.  During the three months ended March 31, 2016 and 2015, $3,737 and $2,492 of the discount was amortized to interest expense, respectively. As of March 31, 2016 and December 31, 2015, $27,406 and $31,143 of the discount remained, respectively. The notes have been reflected as a long-term liability on the accompanying consolidated balance sheets.

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

In June 2015, the Company issued three convertible promissory notes and received an aggregate $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 days. In addition, the notes conversion rate has a ceiling of $0.03 and a floor of $0.000033. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes.  As of December 31, 2015, the discount was fully amortized to interest expense, and during the three months ended September 30, 2015 the notes were converted into 100 shares of Series B Preferred Stock; see Note 5.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company has issued convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. During the three months ended March 31, 2015, the Company issued convertible notes payable with principal amounts aggregating $111,000 in which proceeds of $96,600 were received. No new convertible notes payable were issued during the three months ended March 31, 2016. The convertible notes payable incur interest rates ranging from 8% to 12% per annum with due dates ranging from March 2015 to September 2016.  The convertible notes payable are convertible into common stock of the Company at discounts ranging from 40-50% of either the lowest, or the average of two or three lowest, closing prices or volume-weighted average prices in the 20 days before the conversion date. Due to the variable conversion price, the Company has recorded a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

Including the convertible notes payable discussed in the preceding paragraph, as of March 31, 2016, the Company has $516,380 in principal of notes payable with remaining discounts of $83,177. The convertible notes payable incur interest at rates ranging from 8.0% to 12.0% per annum with due dates ranging from currently due to December 2016.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date.  Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with the convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. During the three months ended March 31, 2016, three of these notes with a total principal balance of $73,786 became convertible into shares of the Company's common stock. The Company determined the value of the beneficial conversion feature to be $57,507 and recorded a discount to the notes. The Company is amortizing the over the remaining term of the notes using the straight line method as due to the short term it is immaterially different to the effective interest method. A derivative liability wasn't recorded in connection with these notes as there is a floor present. During the three months ended March 31, 2016 and 2015, $76,220 and $258,040 of the discounts were amortized to interest expense, respectively.

During the three months ended March 31, 2016 and 2015, the Company issued 396,38,545 and 209,049,218 shares of common stock upon conversion of $24,801 and $346,711, respectively, in convertible notes payable and accrued interest.

Convertible Customer Deposits

In July 2015, as discussed below in Note 6, the Company has previously provided customers with the option to convert their deposits of diamonds into common stock if the diamonds are not delivered on the scheduled timeline.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2016, the derivative liabilities were revalued at $199,351 resulting in a gain of $81,994 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.00005 to $0.00007, our stock price on the date of valuation ($0.0001), expected dividend yield of 0%, expected volatility of 281%, risk-free interest rate of 0.39%, and an expected term of 0.18 to 0.5 years.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. In addition, due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock. As of March 31, 2016, if all holders of convertible notes payable exercised their right to the common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 21, 2016, the Company amended its articles of incorporation to increase the authorized number of shares of common stock to ten (10) billion shares. As of December 31, 2015, the Company had seven billion common shares authorized with a par value of $0.001 per share.

Series A Preferred Stock

On December 18, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of the Company's Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Series B Preferred Stock

On August 26, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of par value $0.001 Series B Convertible Preferred Stock to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per stated share value per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20 calendar day period before a notice of conversion is given, but the conversion price shall not be higher than $.03 nor lower than $.000033. On December 31, 2016, all outstanding shares of Series B Stock shall automatically convert into Common Stock at the applicable conversion price. During the three months ended March 31, 2016, the Company accrued dividends of $27,450, recorded as interest expense which increased the dividends payable balance to $37,883 at March 31, 2016.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ended December 31, 2015, the Company issued 273 shares of Series B for $270,000 in cash proceeds. In addition, six shares of Series B Stock were issued to a placement agent.

As discussed in Note 4, during the year ended December 31, 2015, the Company issued 100 shares of Series B Stock in satisfaction of $100,000 in convertible notes payable. In connection with the exchange, the Company recorded other expense of $66,667 due to the Series B Stock have an estimated fair market value of $166,667 on the date of the exchange. The Company estimated the fair market value of the Series B Stock based upon the number of common shares it could be converted into.

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

Three Months Ended March 31, 2016 Transactions

During the three months ended March 31, 2016, the Company issued 2,868,181,818 shares of common stock for cash proceeds of $118,000.

During the three months ended March 31, 2016, the Company issued 418,242,912 shares of common stock to its CEO in satisfaction amounts payable.
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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three months ended March 31, 2016, the Company granted options to purchase an aggregate of 313,340,000 shares of common stock to the two non-management directors. The options were valued at $25,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0001), expected dividend yield of 0%, historical volatility of 112.63%, risk-free interest rate of 1.13%, and an expected term of 5.00 years.

See Note 6 discussion regarding options issued in connection with future diamond sales.

Common Stock Warrants

In June 2015, in connection with a common stock raise, the Company issued a total of 31,153, 846 warrants that expire on August 31, 2017 and have an exercise price of $0.001 per share.. The value of the warrants was approximately $30,000 based upon Black-Scholes option pricing model. No entry was required as the warrants were issued in connection with raising capital and thus would have offset any proceeds received.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

Mineral Right Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($245,875 as of March 31, 2016) and the equivalent of 125,000 Brazilian reais in common stock ($35,125 as of March 31, 2016). To date the option has not been exercised.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible..  See the last paragraph of this Note 6 for a discussion regarding the exchange of these agreements for Series B Stock.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 123,076,923 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 3,750,000 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"). The fair value of the options was  $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value.  In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with aggregate Rappaport values ranging from $10,000 to $20,000. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $40,000. A total of 200,000,000 in collateral shares were issued for this contract. There were no deliveries under this contract during the year ended December 31, 2015. See the next paragraph for a discussion regarding the exchange of these agreements for Series B Stock.

On December 30, 2015, the diamond agreements described above in this Note 6 were exchanged for an aggregate of 668 shares of Series B Stock. Under the terms of the agreement, all obligations under the agreements to deliver diamonds and other guarantees were removed, including the derivative liability. On the date of the exchange the Company determined that the value of the Series B Stock was $1,113,333 based upon the number of common shares the Series B Stock is convertible into. The agreement relieved $543,630 in customer deposits, $182,300 in derivative liabilities less a remaining discount of $68,057, a total relief of $657,873. The Company recorded the excess value of the Series B Stock issued of $455,460 as a loss on extinguishment.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

Brazil Mining, Inc.

Previously, the Company had amounts due from Brazil Mining, Inc. ("BMI"), a related party through common management. The loans did not incur interest and were due on demand. During the year ended December 31, 2015, BMI transferred equipment with a carrying value of $44,854 to the Company as a partial offset to the amounts due. During December 2015, in full satisfaction of the remaining receivable, BMI transferred percentage ownerships of two mineral rights to the Company. Prior to such transfer, the Company's subsidiary, RST retained a 50% ownership in these rights. Therefore, the value of the two mineral rights transferred is included within consolidation of RST. Thus, the Company recorded other expense of $93,580 during the year ended December 31, 2015 as the assets had already been reflected at their fair market value on the Company's financial statements.

Chief Executive Officer

As of March 31, 2016 and December 31, 2015, amounts payable to the Chief Executive Officer (CEO) for accrued salaries, retirement contributions, and advances made by the CEO to the Company included within related party payables were $182,331 and $160,214, respectively. During 2015, $25,000 of the balance was converted into shares of the Company's common stock.. In addition, the agreement included a true up provision which requires the Company to issued additional shares of common stock at the lowest effective common stock price.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.

After March 31, 2016, and until May 11, 2016, the Company received $91,000 from sales of its restricted common stock to accredited investors.

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

Description of Business

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

c)	8 mineral rights in the research permit phase ("Autorização de Resquisa"); and

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

A material development to our business after March 31, 2016 was as follows:

On April 19, 2016, Brazil's mining department approved our mining permit to start work in a new mining area. This area is located approximately 3.7 miles from our diamond and gold recovery plant, and connected to it by a dirt road. We began mining it on the same day the permit was granted. The excavation of such area until reaching the gravel layer that contains diamonds and gold has generally progressed well. The diamond and gold recovery plant is expected to have its first run with material from this new mining area on or around May 20, 2016.

Results of Operations

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

In the quarter ended March 31, 2016, we had revenues of $2,556 as compared to revenues of $11,406 in the quarter ended March 31, 2015, a decline of 77.6%. This result is mostly explained by the focus of the small workforce we have in Brazil in finishing preparations of the dirt road and plant maintenance and testing, ahead of the start of mining of the new mining area. Additionally, the one excavator we have was in maintenance for weeks, disabling our ability to retrieve our sand for sale or for mortar preparation. The excavator and other capital equipment that needed maintenance are all working as of the date of this filing. With the new mining area beginning production, we expect revenues to materially increase in 2016.

Our consolidated cost of goods sold in the first quarter of 2016 was $40,709, consisting entirely of production expenses, and comparable to our consolidated cost of goods sold in the first quarter of 2015, which was $40,014. These costs include the labor costs in Brazil as well as expenses directly related to mining operations such as diesel fuel.

Our gross loss in the first quarter of 2016 was $38,153, as compared to our gross loss of $28,608 in the first quarter of 2015, a decline of 33.4%. This result was primarily due a decline in revenues, for the reasons detailed above.

We had an aggregate of $204,856 in operating expenses in the first quarter of 2016, as compared to an aggregate of $194,238 in operating expenses in the first quarter of 2015, an increase of 5.5%. This increase was mostly due to higher professional fees and compensation and related costs, which more than offset a small decline in general and administrative expenses.

In the first quarter of 2016, we had total other expenses of $54,329, as compared to $566,714 in total other income in the first quarter of 2015. This change was mostly due to much lower income on derivative liability, which more than compensated for lower expenses in both interest in promissory notes as well as amortization of debt discount and other fees.

In the first quarter of 2016, we experienced a net loss attributable to Brazil Minerals, Inc. of $290,608, as compared to a net income attributable to Brazil Minerals, Inc. of $343,868 in the first quarter of 2015. This result was mostly due to the large difference in gain on derivative liability between the two periods. On a per share basis (both basic and diluted), in both the first quarter of 2016 and the first quarter of 2015 we had net loss attributable to Brazil Minerals, Inc. of $0.00.

Net cash used in operating activities was $163,190 in the first quarter of 2016, as compared to $177,928 in the first quarter of 2015. Net cash used in investing activities was $0 in the first quarter of 2016, as compared to $35,525 in the first quarter of 2015. Net cash provided by financing activities was $122,240 in the first quarter of 2016, as compared to $281,015 in the first quarter of 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $223,471 compared to total current liabilities of $1,325.949 for a current ratio of 0.17 to 1 and working capital deficit of ($1,102,478). By comparison, on March 31, 2015, we had total current assets of $262,429 compared to current liabilities of $1,404,594 for a current ratio of 0.19 to 1 and a working capital deficit of ($1,142,165).

In the first quarter of 2016, our principal source of liquidity was the issuance of equity securities. In the first quarter of 2015, our principal sources of liquidity had been issuances of convertible debt.

During the first quarter of 2016, we received an aggregate of $118,000 in gross proceeds from the sale of common stock. After the end of the first quarter of 2016, and until May 11, 2016, we received an aggregate of $91,000 in gross proceeds from the sale of common stock.

We believe that financial resources and funds generated from mining will generate enough revenues to make us cash flow positive at some point in 2016. In the meantime, we will rely on financing from the issuance of equity and/or debt, the availability of which on terms satisfactory to us is not assured. We anticipate that most, if not all, of our existing convertible debt will be converted to equity in 2016.

The Company has no plans for any significant acquisitions in 2016 or in the foreseeable future that would require cash payments to be made by the Company while it is not cash flow positive.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2016, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.
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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2016. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial effective as of March 31, 2016.

(c) Changes in Internal Control over Financial Reporting

The Company added a full-time internal resource in Brazil to supplement and support outside accounting personnel it uses.

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

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold a total of $15,000 in restricted common stock to Kenneth Kincaid in January and February of 2016. We sold $12,000 in restricted common stock to Craig Kincaid in February of 2016. We sold a total of $60,000 in restricted common stock to Benjamin Khowong in February and March of 2016. We sold $10,000 in restricted common stock to Peter Goldy in March of 2016. We sold $7,000 in restricted common stock to Carl Suter in March of 2016. We sold $7,000 in restricted common stock to a trust affiliated with John Helvin in March of 2016. We sold $7,000 in restricted common stock to a trust affiliated with Michael Nazari in March of 2016.  All of the above shares were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to purchasers which represented to the Company that they are accredited investors and that they were acquiring the shares for investment and could bear the economic risk of the investment. All proceeds of the above described transactions were for use in the normal course of business of the Company.

Item 6.    EXHIBITS

(a)	Exhibits

10.1	Form of Stock Purchase Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: May 20, 2016	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer