Form 10-Q
period 2016-06-30
Brazil Minerals, Inc.
filed 2016-08-22
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-55191

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Vereador João Alves Praes, nº 95-A
Olhos D'Água, MG 39398-000, Brazil
(Address of principal executive offices)

(213) 590-2500
(Registrant's telephone number)

1443 East Washington Boulevard, Suite 278, Pasadena, California 91104
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2016 the registrant had 9,866,110,799 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	F-2

	Consolidated Statements of Cash Flows the Six Months Ended June 30, 2016 and 2015 (Unaudited)	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures.	11

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Proceeds	11

Item 6.	Exhibits	13

Signatures		14

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$8,978	$64,364
Accounts receivable	213	2,886
Taxes recoverable	-	50,100
Inventory	157,911	145,079
Deposits and advances	1,226	-
Total current assets	168,328	262,429

Capital assets:
Property and equipment, net of accumulated depreciation	479,479	361,563
Other assets:
Intangible assets	637,597	508,865
Total assets	$1,285,404	$1,132,857

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses and accounts payable	$823,334	$471,337
Convertible notes payable, net of debt discount of $35,285 and $49,182	388,177	491,698
Derivative liabilities	122,935	281,345
Related party payable	213,714	160,214
Total current liabilities	1,548,160	1,404,594

Long term liabilities
Convertible notes payable, net of current portion and discount of $23,669 and $83,852	176,331	116,148
Total liabilities	1,724,491	1,520,742

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized; 1,047 shares issued and outstanding	1,615,333	1,560,433
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized; 200,000 shares issued and outstanding	250,000	250,000
Common stock , $0.001 par value, 10,000,000,000 and 7,000,000,000 shares authorized; 9,619,910,868 and 6,219,391,446 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9,619,911	6,219,392
Additional paid-in capital	33,023,559	36,146,689
Accumulated other comprehensive loss	(523,130)	(678,830)
Stock warrants	218,656	218,656
Accumulated deficit	(44,802,037)	(44,235,280)
Total Brazil Minerals, Inc. stockholders' deficit	(597,707)	(518,939)
Non-controlling interest	158,620	131,054
Total stockholders' deficit	(439,087)	(387,885)
Total liabilities and stockholders' deficit	$1,285,404	$1,132,857

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenues	$1,513	$28,780	$4,069	$40,186

Costs of goods sold:
Production expenses	24,123	97,012	64,832	137,026
Total cost of goods sold	24,123	97,012	64,832	137,026

Gross loss	(22,610)	(68,232)	(60,763)	(96,840)

Operating expenses:
Professional fees	57,190	64,126	96,122	99,041
General and administrative expenses	95,111	127,001	194,686	227,536
Compensation and related costs	51,956	24,510	95,805	49,098
Stock based compensation	57,568	48,946	57,568	83,146
Total operating expenses	261,825	264,583	444,181	458,821

Loss from operations	(284,435)	(332,815)	(504,944)	(555,661)

Other expense (income)
(Gain) loss on derivative liabilities	(76,416)	137,348	(158,410)	(748,505)
Interest on promissory notes	97,887	41,808	116,468	99,403
Amortization of debt discount and other fees	-	387,376	117,742	648,932
Other	(1)	(1)	(1)	(13)
Total other expense (income)	21,470	566,531	75,799	(183)

Loss before provision for income taxes	(305,905)	(899,346)	(580,743)	(555,478)

Provision for corporate income taxes	-		-	-

Net loss	$(305,905)	$(899,346)	$(580,743)	$(555,478)

Loss attributable to non-controlling interest	7,255		13,985	-

Loss attributable to Brazil Minerals Inc.	$(298,650)	$(899,346)	$(566,758)	$(555,478)

Net loss per share: Basic	$(0.00)	$-	$(0.00)	$(0.00)
Net loss per share: Diluted	$(0.00)	$-	$(0.00)	$(0.00)
Weighted average number of shares outstanding: Basic	7,744,773,253	715,477,197	8,629,930,296	446,146,181
Weighted average number of shares outstanding: Diluted	7,744,773,253	715,477,197	8,629,930,296	446,146,181

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net loss	$(298,650)	$(899,346)	$(580,743)	$(555,478)

Foreign currency translation:
Change in cumulative translation adjustment	80,651	18,417	155,700	(130,166)
Total comprehensive net loss	$(217,999)	$(880,929)	$(425,043)	$(685,644)
Total comprehensive net income (loss) attributable to non-controlling interest	(19,133)	-	17,184	-
Total comprehensive net loss attributable to Brazil Minerals, Inc.	$(198,866)	$(880,929)	$(442,227)	$(685,644)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period attributable to Brazil Minerals, Inc.	$(566,758)	$(555,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	27,566	-
Stock based compensation and services	57,568	74,008
Gain on change of derivative liability	(158,410)	(748,505)
Amortization of debt discount	133,088	501,846
Excess fair market value of common stock issued in satisfaction of related party liabilities	38,784	133,798
Depreciation and amortization	17,688	19,425
Change in assets and liabilities:
Taxes recoverable	-	8,874
Prepaid expenses	-	38,810
Accounts receivable	2,673	(3,023)
Deposits and advances	(1,226)	(35,172)
Inventory	(12,832)	30,292
Accrued expenses and accounts payable	134,269	121,622
Accrued salary due to officer	21,917	-
Net cash used in operating activities	(305,673)	(413,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital assets	-	(10,910)
Advances to related party	-	(27,690)
Net cash used in investing activities	-	(38,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Chief Executive Officer	35,623	32,220
Net proceeds from sale of common stock	243,200	97,500
Payment of notes payable	-	(38,963)
Proceeds from convertible notes payable	30,000	552,780
Net cash provided by financing activities	308,823	643,537

Effect of exchange rate changes on cash	(58,536)	(141,321)

Net increase (decrease) in cash and cash equivalents	(55,386)	50,113

Cash and cash equivalents, beginning of period	64,364	19,776

Cash and cash equivalents, end of period	$8,978	$69,889

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information
Purchase of equipment with note and customer deposits	$-	$82,601
Purchase of equipment offset by related party receivable	$-	$44,854
Note issued in connection with RST acquisition	$-	$124,680
Increase in non-controlling interest of RST	$-	$290,517
Shares issued in connection with conversion of debt and accrued interest	$154,391	$685,756
Value of stock options and beneficial conversion feature recorded with notes payable	$(167,700)	$132,566
Discount on notes payable related to fair market value of derivative liability	$-	$203,780
Accrual of Series B Dividends in APIC	$54,900	$-
Recording of beneficial conversion feature	$57,507	$-
Shares issued in connection with relief of related party payable	$4,040	$-
Acquisition of truck with taxes receivable	$50,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 11 mining concessions and 20 other mineral rights in Brazil, almost all for diamonds and gold. The Company, through subsidiaries, owns a large alluvial diamond and gold processing and recovery plant, a sand processing and mortar plant, and several pieces of earth-moving capital equipment used for mining as well as machines for sand processing and preparation of mortar.

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

All material intercompany accounts and transactions have been eliminated in consolidation. See subsequent events for discussion of an additional subsidiary formed subsequent to quarter end.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the six months ended June 30, 2016, the Company funded operations through the receipt of proceeds from the sale of equity securities. Subsequent to June 30, 2016, the Company has received $44,500 in proceeds related to sales of equity securities and $26,000 in proceeds related to the sale of debt securities. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of diamond and gold derived from mining new areas, and an increase in cash received from mortar and sand sales, all of which are expected to occur within the 2016 calendar year. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not indicative of the results that may be expected for the full year.

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

As of June 30, 2016 and December 31, 2015, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (translating into approximately $77,886 as of June 30, 2016).

Inventory
Inventory consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At June 30, 2016 and December 31, 2015, all inventory consisted primarily of rough ore stockpile for diamonds. No value was placed on sand.

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments. On April 20, 2016, the Company's taxes receivable decreased by $50,100 with the recovery of such amount being used in the acquisition of a Mercedes Benz truck, through a state-government program.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of three (3) years. As of June 30, 2016 and December 31, 2015, all property and equipment related to the diamond, sand and mortar processing plants and other production machinery except for approximately $1,300 in computer equipment. Accumulated depreciation as of June 30, 2016 and December 31, 2015, was $232,428 and $157,381, respectively.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 2016 and December 31, 2015, the Company did not recognize any impairment losses related to mineral properties held.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of June 30, 2016 and December 31, 2015, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

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

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2016 and December 31, 2015, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of June 30, 2016, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the three and six months ended June 30, 2016 excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2016, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

Other Comprehensive Income
Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual.  The carrying value was $637,597 and $508,865 at June 30, 2016 and December 31, 2015, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	June 30, 2016	December 31, 2015
Accounts payable and other accruals	$426,396	$354,467
Deposits on purchases of common stock	222,200	-
Accrued interest	174,738	116,870
Total	$823,334	$471,337

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on September 30, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, no demands for payment have been made. Interest was payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the six months ended June 30, 2016 and 2015, $0 and $1,025 of the discount was amortized to interest expense, respectively. As of December 31, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $0.0024 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes.  During the six months ended June 30, 2016 and 2015, $7,474 and $13,703 of the discount was amortized to interest expense, respectively. As of June 30, 2016 and December 31, 2015, $23,669 and $31,143 of the discount remained, respectively. The notes have been reflected as a long-term liability on the accompanying consolidated balance sheets.

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

In June 2015, the Company issued three convertible promissory notes and received an aggregate $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 days. In addition, the notes conversion rate has a ceiling of $0.03 and a floor of $0.000033. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes.  During the six months ended June 30, 2015, $7,310 of the discount was amortized to interest expense. As of December 31, 2015, the discount was fully amortized to interest expense, and the notes were converted into 100 shares of Series B Preferred Stock; see Note 5.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable - Variable Conversion Price

In May 2016, the Company issued a $31,500 convertible promissory note with a fixed floor and received an aggregate $30,000 in proceeds. The convertible promissory note bears interest at 8.0% per annum and is due May 12, 2017. After six months from issuance, the convertible promissory note is convertible at the option of the holder at a 45% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, the note's conversion rate has a floor of $0.0001. A debt discount related to the beneficial conversion feature of $1,500 was recorded and is being amortized over the life of the note. The remaining beneficial conversion feature will be recorded upon the convertible promissory note becoming convertible.

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. During the six months ended June 30, 2015, the Company issued convertible notes payable with principal amounts aggregating $31,500 in which proceeds of $30,000 were received. See the immediately preceding paragraph for additional disclosures. The convertible notes payable bear interest at rates ranging from 8% to 12% per annum with due dates ranging from March 2015 to September 2016.  The convertible notes payable are convertible into common stock of the Company at discounts ranging from 40-50% of either the lowest, or the average of two or three lowest, closing prices or volume-weighted average prices in the 20 days before the conversion date. Due to the variable conversion price, the Company has recorded a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

Including the convertible notes payable discussed in the preceding paragraphs as of June 30, 2016, the Company has $619,462 in principal of notes payable with remaining discounts of $58,954. The convertible notes payable incur interest at rates ranging from 8.0% to 12.0% per annum with due dates ranging from currently due to May 2017.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date.  Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with the convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to the convertible notes payable. During the six months ended June 30, 2016, three of these notes with a total principal balance of $73,786 became convertible into shares of the Company's common stock. The Company determined the value of the beneficial conversion feature to be $57,507 and recorded a discount to the notes. The Company is amortizing the beneficial conversion feature over the remaining term of the notes using the straight line method as due to the short term it is immaterially different from the effective interest method. A derivative liability wasn't recorded in connection with these notes as there is a floor present. During the six months ended June 30, 2016 and 2015, $97,912 and $479,809 of the discounts were amortized to interest expense, respectively.

During the six months ended June 30, 2016 and 2015, the Company issued 2,591,934,401 and 911,596,774 shares of common stock upon conversion of $154,391 and $685,756, respectively, in convertible notes payable and accrued interest.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible Customer Deposits

In July 2015, as discussed below in Note 6, the Company has previously provided customers with the option to convert their deposits of diamonds into common stock if the diamonds are not delivered on the scheduled timeline.

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the six months ended June 30, 2015, the Company recorded derivative liabilities of $488,229 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0015 to $0.0003, our stock price on the date of grant ($0.0033 to $0.0007), expected dividend yield of 0%, expected volatility of 218% to 313%, risk free interest rate of 0.12%, and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $230,825, a day one loss on derivative liability of $288,449 was recorded. No derivative liabilities were recorded during the six months ended June 30, 2016.

On June 30, 2016, the derivative liabilities were revalued at $122,935 resulting in a gain of $158,410 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.00005 to $0.00007, our stock price on the date of valuation ($0.0001), expected dividend yield of 0%, expected volatility of 360%, risk-free interest rate of 0.39%, and an expected term of 0.5 years.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2016, the Company's convertible notes payable from holders indicating desire to convert into equity are convertible into an aggregate of approximately 2.5 billion shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock. As of June 30, 2016, if all holders of convertible notes payable exercised their right to the common stock, the Company would have an obligation to issue shares of its common stock in excess of its authorized, but unissued shares of common stock. In August, 2016, the Company will amend its Articles of Incorporation to increase its authorized number of shares of common stock by 2.5 billion shares to twelve and half (12.5) billion shares.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 21, 2016, the Company amended its Articles of Incorporation to increase the authorized number of shares of its common stock to ten (10) billion shares. As of December 31, 2015, the Company had seven (7) billion common shares authorized with a par value of $0.001 per share.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Stock

On December 18, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock ("Series A Stock") to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Company's Common Stock, with the holders of Series A Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of Common Stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Series B Preferred Stock

On August 26, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of par value $0.001 Series B Convertible Preferred Stock ("Series B Stock") to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per stated share value per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20 calendar day period before a notice of conversion is given, but the conversion price shall not be higher than $.03 nor lower than $.000033. On December 31, 2016, all outstanding shares of Series B Stock shall automatically convert into Common Stock at the applicable conversion price. During the six months ended June 30, 2016, the Company accrued dividends of $54,900, recorded as interest expense which increased the dividends payable balance to $65,333 at June 30, 2016. See Note 8, Subsequent Events for information concerning an exchange of Series B Stock.

During the year ended December 31, 2015, the Company issued 273 shares of Series B Stock for $270,000 in cash proceeds. In addition, six shares of Series B Stock were issued to a placement agent.

As discussed in Note 4, during the year ended December 31, 2015, the Company issued 100 shares of Series B Stock in satisfaction of $100,000 in convertible notes payable. In connection with the exchange, the Company recorded other expense of $66,667 due to the Series B Stock having an estimated fair market value of $166,667 on the date of the exchange. The Company estimated the fair market value of the Series B Stock based upon the number of common shares it could be converted into.

See Note 6 for discussion related to the exchange of customer deposits received in connection with the delivery of diamonds for 668 shares of Series B Stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

On December 29, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock ("Series C Stock") to designate 1,000,000 shares of a new series of preferred stock. The Series C Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of $0.04 per share per annum. The holders of Series C Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series C Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series C Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is the lower of $0.00008 or the volume weighted average price of the Company's Common Stock for the 90 trading days before a notice of conversion with a floor of $0.00004. On December 31, 2016, all outstanding shares of Series C Stock shall automatically convert into Common Stock at the applicable conversion price.

On December 29, 2015, the Company issued 200,000 shares of Series C Stock in exchange for 1,000,000,000 shares of common stock in which had been previously sold for $80,000 in proceeds. In connection with the exchange, the Company recorded other expense of $170,000 due to the Series C Stock having an estimated fair market value of $250,000 on the date of the exchange. The Company estimated the fair market value of the Series C Stock based upon the number of common shares it could be converted into. See Note 8, Subsequent Events for information concerning an exchange of Series C Stock.
.
Six Months Ended June 30, 2016 Transactions

During the six months ended June 30, 2016, the Company issued 350,000,000 shares of common stock for cash proceeds of $21,000. During the six months ended June 30, 2016, the Company issued 418,242,912 shares of common stock  to its CEO in satisfaction of $4,040 in amounts payable. The difference between the fair market value of the shares issued and the liability was recorded as additional interest expense. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete. In addition, the Company has agreed to issue additional shares of common stock if the effective price of a future common stock transaction decreases.

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

During the six months ended June 30, 2015, the Company granted options to purchase an aggregate of 12,922,854 shares of common stock to non-management directors. The options were valued at $39,200 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0018), expected dividend yield of 0%, expected volatility of 176%, risk-free interest rate of 1.70%, and an expected term of 5.00 years.

During the six months ended June 30, 2016, the Company granted options to purchase an aggregate of 313,340,000 shares of common stock to non-management directors. The options were valued at $25,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0001), expected dividend yield of 0%, historical volatility of 113%, risk-free interest rate of 1.13%, and an expected term of 5.00 years.

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

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($272,603 as of June 30, 2016) and the equivalent of 125,000 Brazilian reais in common stock ($38,943 as of June 30, 2016). To date the option has not been exercised.

Diamond Delivery Agreements

On March 4, 2014, we received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, we pledged with a third party collateral agent an aggregate of 11,000,000 shares of our common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. We also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $35,158. In addition, the collateral shares for this contract were increased to 465,293,570. During the year ended December 31, 2015, the Company did not deliver any of the diamonds.  See Note 8, Subsequent Events for discussion regarding agreements for exchange of the Series B Stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 8,000,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 123,076,923 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 3,750,000 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price of $0.12 per share, payable in cash to the Company (the "Options"). The fair value of the options was $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value.  In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with aggregate Rappaport values ranging from $10,000 to $20,000. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $40,000. A total of 200,000,000 in collateral shares were issued for this contract. There were no deliveries under this contract during the year ended December 31, 2015. See Note 8, Subsequent Events for discussion regarding agreements for exchange of the Series B Stock.

On December 30, 2015, the diamond agreements described were exchanged for 668 shares of Series B Stock. Under the terms of the agreement, all obligations under the agreement to deliver diamonds and other guarantees were removed, including the derivative liability. On the date of the exchange the Company determined that the value of the Series B Stock was $1,113,333 based upon the number of common shares the Series B Stock is convertible into. The agreement relieved $543,630 in customer deposits, $182,300 in derivative liabilities less a remaining discount of $68,057, a total relief of $657,873. The Company recorded the excess value of the Series B Stock issued of $455,460 as a loss on extinguishment.

NOTE 7 - RELATED PARTY TRANSACTIONS

Brazil Mining, Inc.

Previously the Company had amounts due from Brazil Mining, Inc. ("BMI"), a related party through common management. The loans did not incur interest and was due on demand. During the year ended December 31, 2015, BMI transferred equipment with a carrying value of $44,854 to the Company as a partial offset to the amounts due. During December 2015, in satisfaction of the remaining receivable, BMI transferred the rights to two mineral right properties. At the time of the transfer, the Company's subsidiary RST retained a 50% ownership in these rights, thus, the value of the two mineral rights transferred is included within consolidation of RST. Thus, the Company recorded other expense of $93,580 during the year ended December 31, 2015 as the assets had already been reflected at their fair market value on the Company's financial statements. The Company agreed to the transaction to ensure there were no potential violations of the Sarbanes Oxley Act as the Company's CEO also controls BMI though management and stock holdings.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Chief Executive Officer

As of June 30, 2016 and December 31, 2015, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made included within related party payable were $213,714 and $160,214, respectively. During 2015, $25,000 of the balance was converted into shares of the Company's common stock at a 50% discount to market. In addition, the agreement included a true up provision which requires the Company to issue additional shares of common stock after conversion or true up at the lowest effective common stock transaction for a period of up to 250 trading days. See common stock issuances above for disclosure of amounts converted and shares issued.

The following is a roll forward of amounts due to the Chief Executive Officer for the six months ended June 30, 2016:

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.

The Company issued 907,979,691 shares of common stock in connection with conversions of convertible notes payable.

The Company received $10,000 for sales of its common stock, $34,500 for sales of its Series B Stock, and $26,000 for sales of convertible notes with a fixed floor.

Pursuant to agreements with the holders, 309 shares of Series B Stock and the entirety of Series C Stock (200,000 shares) were exchanged by the holders for common shares and options of Jupiter Gold Corporation, a subsidiary of the Company incorporated after the end of the second quarter of 2016.

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

General or Recent Developments

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of June 30, 2016, we had 30 mineral rights, and as of the filing of this report we had 38 mineral rights. These include:

a)	10 mineral rights that are mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra");

b)	8 mineral rights that have status just below mining concession ("Requerimento de Lavra"), which allows us to apply for both an upgrade to mining concession and to conduct limited commercial mining;

c)	8 mineral rights in the research permit phase ("Autorização de Resquisa"); and

d)	12 mineral rights in the phase of application for research permit ("Requerimento de Pesquisa").

Please refer to the table below for details on each of these mineral rights.

DNPM Mineral Right Number	Mineral Right Status	Location	Subsidiary	Area of Mineral Right (in acres)	Minerals Currently Requested in Mineral Right Document
806.569/1977	Mining Concession ("MC")	Jequitinhonha River Valley, state of Minas Gerais state, Brazil ("JRV")	MDB	422	diamond, gold, sand
830.797/1982	MC	JRV	RST	102	diamond, gold
830.062/1980	MC	JRV	RST	1,177	diamond, gold
817.734/1968	MC	JRV	RST	5,202	diamond, gold
807.497/1968	MC	JRV	RST	1,178	diamond, gold
003.048/1956	MC	JRV	RST	905	diamond, gold
003.047/1956	MC	JRV	RST	1,343	diamond, gold
003.046/1956	MC	JRV	RST	1,039	diamond, gold
003.045/1956	MC	JRV	RST	1,295	diamond, gold
003.044/1956	MC	JRV	RST	678	diamond, gold
830.749/1981	Application for Mining Concession ("AMC")	JRV	RST	591	diamond, gold
830.746/1981	AMC	JRV	RST	55	diamond, gold
830.921/1980	AMC	JRV	RST	276	diamond, gold
830.919/1980	AMC	JRV	RST	318	diamond
804.492/1977	AMC	JRV	RST	986	diamond, gold
802.267/1977	AMC	JRV	RST	1,310	diamond, gold
831.742/1987	AMC	JRV	RST	294	diamond
830.998/1984	AMC	JRV	RST	730	diamond
880.239/2009	Research Permit ("RP")	Apuí, state of Amazonas state, Brazil	BMIXP	24,708	gold
831.380/2014	RP	JRV	BMIXP	1,375	diamond, gold, gravel, sand
831.398/2014	RP	JRV	BMIXP	994	diamond, gold, gravel, sand
832.052/2006	RP	JRV	MDB	982	diamond, gold
830.899/2013	RP	JRV	RST	1,443	diamond, gold
830.898/2013	RP	JRV	RST	671	diamond, gold
833.685/2006	RP	JRV	RST	130	diamond, gold
832.108/2005	RP	JRV	RST	657	diamond, gold
832.059/2014	Application for Research Permit ("ARP")	JRV	BMIXP	1,152	diamond, gold, gravel, sand
832.060/2014	ARP	JRV	BMIXP	1,052	diamond, gold, gravel, sand
832.043/2007	ARP	JRV	BMIXP	19	diamond
833.938/2006	ARP	JRV	BMIXP	1,236	diamond, gold
860.807/2016	ARP	Crixás, state of Goiás, Brazil	MJ*	4,925	gold
831.883/2016	ARP	Paracatu, state of Minas Gerais, Brazil	MJ	795	gold
831.942/2016	ARP	Itabira region, state of Minas Gerais, Brazil	MJ	4,069	gold
880.133/2016	ARP	Apuí, state of Amazonas, Brazil	MJ	23,043	gold
880.134/2016	ARP	Apuí, state of Amazonas, Brazil	MJ	23,207	gold
880.135/2016	ARP	Apuí, state of Amazonas, Brazil	MJ	23,080	gold
831.665/2016**	ARP	Diamantina region, state of Minas Gerais, Brazil	MJ	358	manganese
831.642/2016**	ARP	Diamantina region, state of Minas Gerais, Brazil	MJ*	4,612	manganese

*	MJ stands for Mineração Jupiter, Ltda, a subsidiary; all of the MJ's mineral rights were obtained after June 30, 2016.

**	These two mineral rights for manganese will be transferred to BMIXP or to a new subsidiary, to be created and focused on manganese.

The second manner in which we expanded as a company from 2013 to now is in the product mix output from our Brazilian subsidiaries. In 2013 we produced and sold rough diamonds and gold. In 2014 we added polished diamonds. In 2015 we added sand and mortar, a product made from our sand.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. As of June 30, 2016, we own the following stakes:

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

Events in the Second Quarter of 2016

1)	Our New Mining Area and Important Enhancements to Gold and Diamond Recovery Processes

On April 19, 2016, our subsidiary RST obtained from the mining department the permit called "Guia de Utilização" to begin mining the mineral rights area 802.267/1977 ("New Mining Area"), as described in the table above. In July, 2015, RST had already obtained the equally needed permit from the environmental regulatory agency.  RST is currently preparing further documentation to elevate this mineral right to a mining concession.

After April 19, 2016, and for approximately two months, open surface excavation was carried out in the New Mining Area and, from depths between 40 to 50 feet, auri-diamondiferous gravel was and transported for processing in MDB's large recovery plant.

During this initial excavation, we uncovered alluvial gold at much earlier depths than the targeted gravel layer, which was unexpected. Such widely scattered deposits are of the alluvium type and most likely from the Quarternary geological age. The alluvium material containing gold varies according to specific locale but is mostly made of sand, silt, and clay and as such does not run properly in MDB's large recovery plant. The plant was built to process diamondiferous gravel and not auriferous sands.

A conclusion reached after careful study by our mining engineer and several expert consultants, is that to optimize revenue and lower costs, extractions for gold and diamonds, performed jointly to date, are best if dissociated. If  we had proceeded with the previously planned methodology, gold would be inadvertently discarded from earlier layers, or contaminated as any oil or lubricant droplets (from the excavator, trucks, or bulldozer) reaching the desired alluvium makes extraction of gold from such material nearly impossible.

For our deposits of alluvial gold, after deliberate analysis of available technologies, we plan to use centrifugal separators, a well-accepted and chemical-free methodology. Centrifugation offers several potential advantages, such as: 1) it is known to provide extraction yields above 90% ; 2) it captures fine gold in almost twice the particulate size range as spiral concentrators (the technology used in the plant); 3) it significantly reduces the operational cost of diesel and labor; 4) it substantially diminishes or virtually eliminates transportation costs if placed near the excavation site; and 5) it permits project scalability, such that additional centrifuges may be added to work in parallel.

In particular, centrifugation will allow us to extract gold from a type of material that it did not plan to process. Our recovery plant was built to optimize diamond production, not gold recovery. In particular, the plant's "gold-recovery circuit" is fed only such material washed off from gravel that is processed in its "diamond-recovery circuit". Its gold extraction occurs via spiral concentrators followed by a shaking table. Based on published studies, we estimate that the yield in this "gold-recovery circuit" is only approximately 40% as compared to a yield of approximately 90% expected from centrifuges.

With centrifugation, once implemented in a mechanized way within the next several weeks, we believe that the operational cost will be sufficiently attractive to permit extensive processing. We also believe, that most of our mineral areas along the Jequitinhonha River Valley will be found to have auriferous sands to varying degrees and thus will be targets for this type of modular extraction.

For optimization of diamond production, we believe that the best method is pre-processing of gravel in situ with a "mini-plant" followed by transportation of only "concentrated" material to MDB's large recovery plant. We intend to build our own mini-plant as soon as feasible. Diamond extraction using a mini-plant has several potential advantages. The first is portability, as the mini-plant is deployable next to an excavation, and movable to a new location within days. Its output is a "concentrate" of high-potential material for diamonds, and only this "concentrate" is transported to the large plant, with substantial reduction in the costs of truck rentals, diesel, and labor. The final step, processed in a secure facility in the main plant, is the passage of the "concentrate" through the hands-off flow-sort diffraction recovery separator for identification of diamonds.

2)	Receipt of Brand New Mercedes Benz Truck in Exchange for Tax Credits

In early May 2016, we drove our newly acquired Mercedes Benz Accelo 1016/44 truck from its factory in Juiz de Fora, state of Minas Gerais. This truck was paid by use of tax credits, in a cashless transaction. Every time that we purchase diesel for mining operations, we earn tax credits that can be redeemed, under a state-sponsored program, for capital equipment built in the state of Minas Gerais.

Events After the End of the Second Quarter of 2016

1)	First Royalty Deal Signed

After the end of the second quarter of 2016, we signed an agreement with a Brazilian group to explore and process material for diamonds and gold in one of our mining concessions. This group has installed its own mini-plant and will begin to process material during the third quarter of 2016; all of their work is performed under our supervision. Under this contract, we have essentially no costs, and in return will receive 25% of the gross production of gold and diamonds.

This contract is our first royalty agreement. The royalty business model is an established way to monetize, for little to no cost, high quality mineral assets. Over time, we plan to expand the number of such agreements to monetize the large number of mining concessions and other mineral rights areas that we have.

2)	Successful Recovery of Alluvial Gold by Centrifugation

After the end of the second quarter of 2016, we rented two centrifuges and processed various alluvial materials in them. Every material processed yielded gold, albeit at very different concentrations depending on the location from where the sample came. Gold collected from centrifugation was made into 96% purity bars and sold to local buyers.

Unlike when recovery is performed in the large plant, the cost of diesel was small and would likely be less than 5% of operating costs of a centrifuge-based recovery system. We already have piles of material with varying degrees of gold content to process with this method over time. Our plan is to obtain a mechanized "gold retrieval unit" during the third quarter of 2016.

3)	Formation of Mineral-Specific Subsidiaries

After the end of the second quarter of 2016, we observed that for both management focus and easier capital acquisition, mineral-specific subsidiaries would provide value to us. We have incorporated our first mineral-specific subsidiary: Jupiter Gold Corporation, which is focused on gold projects.

Such strategy will accommodate specific investor demand, and allow each subsidiary to raise its own capital, instead of diluting our shareholders.  We will maintain an ongoing ownership stake in each subsidiary. We intend to receive contractual cash flows from each subsidiary for oversight and administration. Furthermore, to expand its royalty platform, we intend that each subsidiary provide ongoing royalty payments to us on revenue-generation from projects.

Results of Operations

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

In the quarter ended June 30, 2016, we had revenues of $1,513 as compared to revenues of $28,780 in the quarter ended June 30, 2015, a decline of 94.7%. This result is due to the fact that the Company was focused testing a new mining area in 2016 and not commercially mining it or any other areas. Furthermore, all employees from sand and mortar operations, as well as additional laborers, were being utilized in the testing of the new mining area, which involved excavation, transportation, and operation of the recovery plant simultaneously.

Our consolidated cost of goods sold in the second quarter of 2016 was $24,123, consisting entirely of production expenses as compared to our consolidated cost of goods sold in the second quarter of 2015 of $97,012. These costs included labor, diesel, and machine rentals. Certain expenses were fixed or unavoidable in 2016 even though we had considerably less revenue in 2016.

Our gross loss in the second quarter of 2016 was $22,610, as compared to our gross loss of $68,232 in the second quarter of 2015, a decline of 66.9%. This result was primarily due a decline in revenues for the reason detailed above.

We had an aggregate of $261,825 in operating expenses in the second quarter of 2016, as compared to an aggregate of $264,583 in operating expenses in the second quarter of 2015, a decrease of 1.0%. This decrease was mostly due to lower professional fees, which more than offset increases in general and administrative expenses, compensation and related costs and stock-based compensation.

In the second quarter of 2016, we had total other expenses of $21,470 as compared to $566,531 in total other expenses in the second quarter of 2015. This change was mostly due to a gain on derivative liabilities in the quarter ended June 30, 2016 and no amortization of debt discount and other fees, which more than compensated for higher interest on promissory notes in the quarter ended June 30, 2016.

In the second quarter of 2016, we experienced a net loss attributable to Brazil Minerals, Inc. of $298,650, as compared to a net loss attributable to Brazil Minerals, Inc. of $899,346 in the second quarter of 2015. This result was mostly due to the much lower total other expense which more than compensated for lower revenues in the second quarter of 2016. On a per share basis (both basic and diluted), in both the second quarter of 2016 and the second quarter of 2015 we had net loss attributable to Brazil Minerals, Inc. of $0.00. The lower net loss attributable to Brazil Minerals, Inc. in the second quarter of 2016 was due to smaller loss from operations and smaller other expenses, which more than compensated for lower revenues.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

In the six months ended June 30, 2016, we had revenues of $4,069 as compared to revenues of $40,186 in the quarter ended June 30, 2015, a decline of 89.9%. This result is due to the fact that the Company was waiting for the necessary permitting and later testing of a new mining area in 2016 and not commercially mining it or other areas, since we do not have the necessary equipment or personnel to mine more than one area at a time. Furthermore, all employees from sand and mortar operations, as well as additional laborers, were being utilized in the testing of the new mining area, which involved excavation, transportation, and operation of the recovery plant simultaneously.

Our consolidated cost of goods sold in the first six months of 2016 was $64,832, consisting entirely of production expenses as compared to our consolidated cost of goods sold in the first six months of 2015 of $137,026. These costs included labor, diesel and machine rentals.

Our gross loss in the first six months of 2016 was $60,763, as compared to our gross loss of $96,840 in the first six months of 2015, a decline of 66.9%. This result was primarily due a decline in cost of goods sold, for the reason detailed above.

We had an aggregate of $444,181 in operating expenses in the six months ended June 30, 2016, as compared to an aggregate of $458,821 in operating expenses in the six months ended June 30, 2015, a decrease of 3.2%. This decrease was mostly due to lower professional fees, which more than offset increases in general and administrative expenses, compensation and related costs and stock-based compensation.

In the six months ended June 30, 2016, we had total other expenses of $275,799 as compared to $(183) in total other expenses in the six months ended June 30, 2015. This change was mostly due to a gain on derivative liabilities in the six months ended June 30, 2016 and no amortization of debt discount and other fees, which more than compensated for higher interest on promissory notes in 2016.

In the six months ended June 30, 2016 we experienced a net loss attributable to Brazil Minerals, Inc. of $566,758, as compared to a net loss attributable to Brazil Minerals, Inc. of $555,478 in the six months ended June 30, 2015. This result was mostly due to the lower total other expenses which more than offset lower revenues in 2016. On a per share basis (both basic and diluted), in both the six months ended June 30, 2016 and the six months ended June 30, 2015 we had net loss attributable to Brazil Minerals, Inc. of $0.00. The higher net loss attributable to Brazil Minerals, Inc. for the first six months of 2016 was primarily due to higher total other expenses, in particular smaller gain on derivative liabilities as compared to the first six months of 2015.

Net cash used in operating activities was $305,673 in the first six months of 2016, as compared to $413,503 in the first six months of 2015, primarily because of Net cash used in investing activities was $0 in the first six months of 2016, as compared to $38,600 in the first six months of 2015. Net cash provided by financing activities was $308,823 in the first six months of 2016, as compared to $643,537 in the first six months of 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $168,328 compared to total current liabilities of $1,548,160 for a current ratio of 0.11 to 1 and a working capital deficit of ($1,379,832). By comparison, on December 31, 2015, we had total current assets of $262,429 compared to current liabilities of $1,404,594 for a current ratio of 0.19 to 1 and a working capital deficit of ($1,142,165).

In 2016 our principal sources of liquidity were the issuance of equity and debt securities. In 2015, our principal source of liquidity had been issuances of debt securities.

During the first quarter of 2016, we received an aggregate of $118,000 in gross proceeds from the sale of common stock in various transactions, none greater than $30,000 in size.

During the second quarter of 2016, we received $41,200 and $29,500 from sales of common stock in distinct and separate transactions or groups of transactions, and $30,000 from the sale of a convertible note with a fixed floor.

After the end of the second quarter of 2016, and until August 15, 2016, we received $10,000 from sales of our common stock, $34,500 from sales of our Series B Preferred Stock, and $26,000 from sales of convertible notes with a fixed floor.

We believe that funds generated from sales of gold retrieved from our mining concession using "gold recovery units," sales of diamond and gold to be obtained from a royalty agreement with a third-party that began mining in one of our areas after June 30, 2016, and sales of mortar and sand will, when combined, generate enough revenues to make us cash flow positive, although no assurance of this can be given. In the meantime, we will rely on financing from the issuance of equity and/or debt, the availability of which on terms satisfactory to us is not assured.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2016, we received $41,200 and $29,500 from sale of common stock in separate transactions. The equity purchasers and amounts sold were as follows. We sold a total of $13,000 in restricted common stock to Kenneth Kincaid in April and May of 2016. We sold $9,200 in restricted common stock to Craig Kincaid in April and May of 2016. We sold $7,000 in restricted common stock to Carl Suter in April of 2016. We sold $7,000 in restricted common stock to a trust affiliated with John Helvin in April of 2016. We sold $7,000 in restricted common stock to a trust affiliated with Michael Nazari in April of 2016.  We sold $29,500 in restricted common stock to Lloyd McAdams in April of 2016. All of the above shares were issued in accordance with  exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to purchasers which represented to the Company that they are accredited investors and that they were acquiring the shares for investment and could bear the economic risk of the investment. All proceeds of the above described transactions were for use in the normal course of business of the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2016. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of June30, 2016.

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

Item 6.    EXHIBITS

(a)Exhibits

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

BRAZIL MINERALS, INC.

Date: August 22, 2016	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer