Form 10-Q
period 2016-09-30
Brazil Minerals, Inc.
filed 2016-11-21
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 17, 2016 the registrant had 12,797,376,461shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	F-2

	Consolidated Statements of Cash Flows the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures.	11

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Proceeds	11

Item 6.	Exhibits	12

Signatures		12

Exhibits/Certifications

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$12,002	$64,364
Accounts receivable	1,750	2,886
Taxes recoverable	28,390	50,100
Prepaid expenses	6,507	-
Inventory	156,560	145,079
Total current assets	205,209	262,429
Capital assets:
Property and equipment, net	435,396	361,563
Other assets:
Intangible assets, net	630,842	508,865
Total assets	$1,271,447	$1,132,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$483,182	$471,337
Convertible notes payable, net of debt discounts totaling $98,491 and $49,182, respectively	314,809	491,698
Derivative liabilities	88,175	281,345
Related party payable	231,344	160,214
Total current liabilities	1,117,510	1,404,594
Long term liabilities:
Convertible notes payable -- noncurrent, net of debt discounts totaling zero and $83,852, respectively	-	116,148
Other noncurrent liabilities	192,244	-
Total liabilities	1,309,754	1,520,742

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; 584 and 1,047 shares issued
and outstanding as of September 30, 2016 and December 31, 2015, respectively	908,972	1,560,433
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; zero and 200,000 shares issued
and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	250,000
Common stock, $0.001 par value. 12,500,000,000 and 7,000,000,000 shares authorized, respectively;
12,421,756,892 and 6,219,391,446 shares issued and outstanding as of September 30, 2016
and December 31, 2015, respectively	12,421,757	6,219,392
Additional paid-in capital	30,797,476	36,146,689
Accumulated other comprehensive loss	(492,483)	(678,830)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(45,274,735)	(44,235,280)
Total Brazil Minerals, Inc. stockholders' deficit	(1,420,356)	(518,939)
Non-controlling interest	1,382,049	131,054
Total stockholders' deficit	(38,307)	(387,885)
Total liabilities and stockholders' deficit	$1,271,447	$1,132,857

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$7,752	$18,326	$11,821	$58,512
Cost of revenue	47,461	8,573	112,293	145,599
Gross margin	(39,709)	9,753	(100,472)	(87,087)
Operating expenses:
Professional fees	51,512	21,035	147,634	120,076
General and administrative	92,883	138,300	287,569	365,836
Compensation and related costs	50,261	16,753	146,066	65,851
Stock based compensation	-	37,500	57,568	120,646
Total operating expenses	194,656	213,588	638,837	672,409
Loss from operations	(234,365)	(203,835)	(739,309)	(759,496)
Other expense (income):
(Gain) loss on derivative liabilities	(34,760)	(488,824)	(193,170)	(1,237,329)
Interest on promissory notes	(24,555)	22,120	91,913	121,523
Amortization of debt discounts and other fees	82,144	313,575	199,886	962,507
Other expense (income)	226,295	(1)	226,294	(14)
Total other expense (income)	249,124	(153,130)	324,923	(153,313)
Loss before provision for income taxes	(483,489)	(50,705)	(1,064,232)	(606,183)
Provision for income taxes	-	-	-	-
Net loss	(483,489)	(50,705)	(1,064,232)	(606,183)
Loss attributable to non-controlling interest	(38,762)	-	(24,777)	-
Net loss attributable to Brazil Minerals, Inc. stockholders	$(444,727)	$(50,705)	$(1,039,455)	$(606,183)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$-	$-	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	10,840,851,799	2,945,531,462	9,620,555,961	1,173,938,535

Comprehensive loss:
Net loss	$(483,489)	$(50,705)	$(1,064,232)	$(606,183)
Foreign curreny translation adjustment	-	(168,965)	-	(299,131)
Comprehensive loss	(483,489)	(219,670)	(1,064,232)	(905,314)
Comprehensive loss attributable to noncontrolling interests	(24,777)	-	(24,777)	-
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(458,712)	$(219,670)	$(1,039,455)	$(905,314)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities of continuing operations:
Net loss	$(1,064,230)	$(606,183)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	57,568	111,508
Unrealized (gain) loss from change in derivative liabilities	(193,170)	(1,237,329)
Amortization of debt discounts	199,886	667,417
Amortization of deferred financing costs	507	-
Excess fair market value of common stock issued in satisfaction of related party liabilities	37,784	209,723
Gain on exchange of preferred shares for common stock to noncontrolling interests of subsidiary company	(2,964)	-
Loss on extinguishment of debt	229,426	-
Depreciation and amortization	60,576	40,164
Changes in operating assets and liabilities:
Accounts receivable	1,586	(2,521)
Taxes recoverable	(20,529)	22,685
Prepaid expenses	(1,116)	45,648
Inventory	16,594	67,566
Deposits and advances	-	(17,891)
Accounts payable and accrued expenses	182,708	92,770
Accrued salary due to officer	104,130	-
Other noncurrent liabilities	(26,732)	-
Customer deposits	-	(12,421)
Net cash provided by (used in) operating activities	(417,976)	(618,864)

Cash flows from investing activities:
Acquisition of capital assets	(18,492)	(10,019)
Advances to related parties	-	(23,777)
Increase in intangible assets	(26,052)	-
Net cash provided by (used in) financing activities	(44,544)	(33,796)

Cash flows from financing activities:
Loan from officer	(28,960)	37,089
Net proceeds from sale of common stock	188,300	152,500
Payments of notes payable	-	(88,095)
Proceeds from sale of preferred stock	34,500	210,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	31,000	-
Proceeds from convertible notes payable	147,500	620,566
Repayment of convertible notes payable	-	-
Net cash provided by (used in) financing activities	372,340	932,060

Effect of exchange rates on cash and cash equivalents	37,825	(185,161)
Net increase (decrease) in cash and cash equivalents	(52,355)	94,239
Cash and cash equivalents at beginning of period	64,357	19,776
Cash and cash equivalents at end of period	$12,002	$114,015

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with note and customer deposits	$-	$82,601
Purchase of equipment offset by related party receivable	$-	$44,854
Note issued in connection with RST acquisition	$-	$124,680
Increase in non-controlling interest of RST	$-	$290,517
Share issued in connection with conversion of debt and accrued interest	$322,584	$1,081,366
Value of stock options and beneficial conversion features recorded with notes payable	$-	$132,566
Discounts on notes payable related to fair market value of derivative liability	$-	$203,780
Conversion of notes payable into preferred stock	$-	$100,000
Conversion of notes payable and accrued interest into subsidiary common stock	$156,250	$-
Conversion of Series B preferred stock into common stock of subsidiary company	$733,811	$-
Deferred financing costs accrued in relation to the issuance of debt	$5,800	$-
Discount for beneficial conversion features on convertible notes	$165,343	$-
Dividends payable to Series B preferred shareholders	$82,350	$-
Acquisition of capital assets with taxes receivable	$49,883	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 10 mining concessions and 28 other mineral rights in Brazil, for diamonds, gold, and sand. The Company, through subsidiaries, owns a large alluvial diamond and gold processing and recovery plant, a sand processing and mortar plant, trucks and earth-moving capital equipment used for mining.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIX Subsidiary"), which includes the accounts of its wholly-owned subsidiary, Mineração Duas Barras Ltda. ("MDB").

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

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company. In addition, the Company simultaneously acquired all of the common stock of JGC. As such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements. See Note 2 for more information.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock, and/or obtaining debt financing. During the nine months ended September 30, 2016, the Company funded operations through the receipt of proceeds from revenues, and the sale of equity and debt securities. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales primarily of gold derived from processing in a small, low operational cost gold plant its inventory of alluvial material and gravel already mined, as well as an increase in cash received from mortar and sand sales, all of which are expected to occur within the next two quarters. Management's secondary plan to cover any shortfall is selling its equity securities and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 are not indicative of the results that may be expected for the full year.

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

As of September 30, 2016 and December 31, 2015, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to 250,000 Brazilian Reais (translating into approximately $70,050 as of September 30, 2016).

Inventory
Inventory for the Company consists of rough diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At September 30, 2016 and December 31, 2015, all inventory consisted primarily of rough ore stockpile for gold and diamonds. No value was placed on sand.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of 3 years. As of September 30, 2016 and December 31, 2015, all property and equipment related to the diamond, sand and mortar processing plants and other production machinery except for approximately $1,300 in computer equipment. Accumulated depreciation as of September 30, 2016 and December 31, 2015, was $253,995 and $157,381, respectively.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of September 30, 2016 and December 31, 2015, the Company did not recognize any impairment losses related to mineral properties held.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral right agreements held by MDB, RST, and MJL.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of September 30, 2016 and December 31, 2015, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

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

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2016 and December 31, 2015, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of September 30, 2016, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. Dilutive loss per share for the three and nine months ended September 30, 2016 excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2016, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

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

Jupiter Gold Corporation and Mineração Jupiter Ltda

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in MJL to the Company which immediately thereafter sold such equity interest to JGC. In addition, the Company simultaneously agreed to pay the sum of $4,000, equal to the par value of 4,000,000 shares of JGC common stock.

Subsequent to the agreement, the Company transferred approximately 40% of its ownership in JGC to noncontrolling interests through both sales of JGC common stock at $1.00 per share to outside investors and conversions of certain of the Company's notes payable and preferred stock into JGC common stock. As a result of these transactions, a noncontrolling interest of $1,267,394 was recognized in the consolidated financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual.  The carrying value was $630,842 and $508,865 at September 30, 2016 and December 31, 2015, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	September 30, 2016	December 31, 2015
Accounts payable and other accruals	$245,377	$354,467
Deposits on purchases of common stock	150,000	-
Accrued interest	87,806	116,870
Total	$483,183	$471,337

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $0.125 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on September 30, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. However, no demands for payment have been made. Interest was payable on September 30, 2014 and on the Maturity Date. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $0.10 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the nine months ended September 30, 2016 and 2015, $0 and $1,025 of the discount was amortized to interest expense, respectively. As of December 31, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 40,000,000 shares of the Company's common stock at an exercise price of $0.005 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $0.0024 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes.  During the nine months ended September 30, 2016 and 2015, $27,406 and $17,440 of the discount was amortized to interest expense, respectively. As of September 30, 2016, the discount was fully amortized to interest expense, and the notes were converted into 80,000,000 shares of the Company's common stock, 192,000 shares of JGC common stock, and 384,000 stock purchase warrants for JCG common stock. The 192,000 shares of JGC common stock were valued at $192,000, or $1.00 per share, which represents fair market value as of such date. The 384,000 warrants are exercisable at $1.50 for a two year period from issuance. The JGC warrants were valued at $37,426 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk free interest rate of 0.71% and an expected term of 2.0 years. As a result, a noncontrolling interest of $229,426 was recorded in the consolidated financial statements.

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

In June 2015, the Company issued three convertible promissory notes and received an aggregate $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 days. In addition, the notes conversion rate has a ceiling of $0.03 and a floor of $0.000033. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes. As of September 30, 201, the discount was fully amortized to interest expense, and the notes were converted into 100 shares of Series B Preferred Stock; see Note 5.

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

On July 30, 2016, the Company entered into an agreement with the holders of its Series C Preferred Stock whereby the holders exchanged 200,000 shares preferred stock for 125,000 shares of Jupiter Gold Corporation common stock. As a result, a noncontrolling interest of $125,000 was recorded in the consolidated financial statements.

Nine Months Ended September 30, 2016 Transactions

During the nine months ended September 30, 2016, the Company issued 350,000,000 shares of common stock for cash proceeds of $21,000. In addition, the Company received cash deposits in 150,000 for the sale of common stock. At September 30, 2016, the Company recorded the amount as a current liability.

During the nine months ended September 30, 2016, the Company issued 418,242,912 shares of common stock to its CEO in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete. In addition, the Company has agreed to issue additional shares of common stock if the effective price of a future common stock transaction decreases.

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

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the nine months ended September 30, 2015, the Company recorded derivative liabilities of $667,658 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0015 to $0.00005, our stock price on the date of grant ($0.0033 to $0.0001), expected dividend yield of 0%, expected volatility of 217.53% to 313%, risk free interest rate of 0.12% and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $302,111, a day one loss on derivative liability of $372,878 was recorded. No derivative liabilities were recorded during the nine months ended September 30, 2016.

On September 30, 2016, the derivative liabilities were revalued at $88,175 resulting in a gain of $193,170 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.00005, our stock price on the date of valuation ($0.0002), expected dividend yield of 0%, expected volatility of 446%, risk-free interest rate of 0.45%, and an expected term of 0.25 years.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2016, the Company's convertible notes payable from holders indicating desire to convert into equity are convertible into an aggregate of approximately 3.2 billion shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock. As of September 30, 2016, if all holders of convertible notes payable exercised their right to the common stock, the Company would have an obligation to issue shares of its common stock in excess of its authorized, but unissued shares of common stock. In November 2016, the Company amended its Articles of Incorporation to increase its authorized number of shares of common stock by 2.5 billion shares to fifteen (15) billion shares.

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 21, 2016, the Company amended its Articles of Incorporation to increase the authorized number of shares of its common stock to ten (10) billion shares. On August 23, 2016, the Company further amended its Articles of Incorporation to increase the authorized number of shares of its common stock to twelve and one half (12.5) billion shares.

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

Series B Preferred Stock

On August 26, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of par value $0.001 Series B Convertible Preferred Stock ("Series B Stock") to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per stated share value per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock may elect to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20 calendar day period before a notice of conversion is given, but the conversion price shall not be higher than $.03 nor lower than $.000033. On December 31, 2016, all outstanding shares of Series B Stock shall automatically convert into Common Stock at the applicable conversion price. During the nine months ended September 30, 2016, the Company accrued dividends of $82,350, recorded as interest expense which increased the dividends payable balance to $92,783 at September 30, 2016.

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

During the three months ended September 30, 2016, the Company entered into an agreement with the holders of its Series B Preferred Stock whereby the holders exchanged 471.3 shares preferred stock for 785,248 shares of Jupiter Gold Corporation common stock and options to purchase common stock of Jupiter Gold. The options were issued in two tranches. The first tranche of 581,548 options are exercisable at $1.50 for a one year period from issuance. The second tranche of 785,248 options are exercisable at $1.50 for a two year period from issuance. The options were valued at $97,349 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk free interest rate of 0.56%-0.72% and an expected term of 1.0-2.0 years. As a result, a noncontrolling interest of $980,847 was recorded in the consolidated financial statements.

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

On July 30, 2016, the Company entered into an agreement with the holders of its Series C Preferred Stock whereby the holders exchanged 200,000 shares preferred stock for 125,000 shares of Jupiter Gold Corporation common stock. As a result, a noncontrolling interest of $125,000 was recorded in the consolidated financial statements.

Nine Months Ended September 30, 2016 Transactions

During the nine months ended September 30, 2016, the Company issued 350,000,000 shares of common stock for cash proceeds of $21,000. In addition, the Company received cash deposits in 150,000 for the sale of common stock. At September 30, 2016, the Company recorded the amount as a current liability.

During the nine months ended September 30, 2016, the Company issued 418,242,912 shares of common stock to its CEO in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete. In addition, the Company has agreed to issue additional shares of common stock if the effective price of a future common stock transaction decreases.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2015, the Company issued 230,043,183 shares of common stock to its CEO in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

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

During the nine months ended September 30, 2016, the Company granted options to purchase an aggregate of 313,340,000 shares of common stock to non-management directors. The options were valued at $25,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.0001), expected dividend yield of 0%, historical volatility of 113%, risk-free interest rate of 1.13%, and an expected term of 5.00 years.

See Note 6 discussion regarding options issued in connection with future diamond sales.

Common Stock Warrants

In June 2015, in connection with a common stock raise, the Company issued warrants to purchase an aggregate of 31,153,846 shares of the Company's common stock that expire on August 31, 2017 and have an exercise price of $0.001 per share. The value of the warrants was approximately $30,000 based upon Black-Scholes option pricing model. No entry was required as the warrants were issued in connection with raising capital and thus would have offset any proceeds received.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

Mine Option

On July 30, 2013, the BMIX Subsidiary acquired for zero cost an option to develop and own up 75% of a vanadium, titanium, and iron property in the state of Piauí in Brazil in exchange for the performance over a period of time of certain defined geological research steps, as well as the payment, over a period of time, of 875,000 Brazilian reais in cash ($269,675 as of September 30, 2016) and the equivalent of 125,000 Brazilian reais in common stock ($38,525 as of September 30, 2016). To date the option has not been exercised.

Diamond Delivery Agreements

On March 4, 2014, the Company received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, the Company pledged with a third party collateral agent an aggregate of 11,000,000 shares of its common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. The Company also issued to the buyers two-year options to purchase an aggregate of 3,000,000 shares of its common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $0.12 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $0.12, which was reduced to $0.08 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($0.09), expected dividend yield of 0%, expected volatility of 77.56%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of September 30, 2015, total amounts convertible into common stock were $35,158. In addition, the collateral shares for this contract were increased to 465,293,570. During the year ended December 31, 2015, the Company did not deliver any of the diamonds.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Chief Executive Officer

As of September 30, 2016 and December 31, 2015, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made included within related party payable were $231,344 and $160,214, respectively. During 2015, $25,000 of the balance was converted into shares of the Company's common stock at a 50% discount to market. In addition, the agreement included a true up provision which requires the Company to issue additional shares of common stock after conversion or true up at the lowest effective common stock transaction for a period of up to 250 trading days. See common stock issuances above for disclosure of amounts converted and shares issued.

The following is a roll forward of amounts due to the Chief Executive Officer for the nine months ended September 30, 2016:

Balance at December 31, 2015	$160,214
Salary Accrual	112,500
401(k) Contribution Accrual	40,500
Advances to the Company	7,740
Repayments	(85,570)
Issuance of Common Stock	(4,040)
Balance at September 30, 2016	$231,344

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as noted below.

The Company increased its authorized shares to 15 billion on November 3, 2016.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of September 30, 2016, we had 38 mineral rights, as follows:

a)	10 mineral rights that are mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra");

b)	8 mineral rights that have status just below mining concession ("Requerimento de Lavra"), which allows us to apply for both an upgrade to mining concession and to conduct limited commercial mining;

c)	8 mineral rights in the research permit phase ("Autorização de Resquisa"); and

d)	12 mineral rights in the phase of application for research permit ("Requerimento de Pesquisa").

Please refer to the table below for details on each of these mineral rights.

DNPM Mineral Right Number	Mineral Right Status	Location	Subsidiary	Area of Mineral Right (in acres)	Minerals Currently Requested in Mineral Right Document
806.569/1977	Mining Concession ("MC")	Jequitinhonha River Valley, state of Minas Gerais state, Brazil ("JRV")	MDB	422	diamond, gold, sand
830.797/1982	MC	JRV	RST	102	diamond, gold
830.062/1980	MC	JRV	RST	1,177	diamond, gold
817.734/1968	MC	JRV	RST	5,202	diamond, gold
807.497/1968	MC	JRV	RST	1,178	diamond, gold
003.048/1956	MC	JRV	RST	905	diamond, gold
003.047/1956	MC	JRV	RST	1,343	diamond, gold
003.046/1956	MC	JRV	RST	1,039	diamond, gold
003.045/1956	MC	JRV	RST	1,295	diamond, gold
003.044/1956	MC	JRV	RST	678	diamond, gold
830.749/1981	Application for Mining Concession ("AMC")	JRV	RST	591	diamond, gold
830.746/1981	AMC	JRV	RST	55	diamond, gold
830.921/1980	AMC	JRV	RST	276	diamond, gold
830.919/1980	AMC	JRV	RST	318	diamond
804.492/1977	AMC	JRV	RST	986	diamond, gold
802.267/1977	AMC	JRV	RST	1,310	diamond, gold
831.742/1987	AMC	JRV	RST	294	diamond
830.998/1984	AMC	JRV	RST	730	diamond
880.239/2009	Research Permit ("RP")	Apuí, state of Amazonas state, Brazil	BMIXP	24,708	gold
831.380/2014	RP	JRV	BMIXP	1,375	diamond, gold, gravel, sand
831.398/2014	RP	JRV	BMIXP	994	diamond, gold, gravel, sand
832.052/2006	RP	JRV	MDB	982	diamond, gold
830.899/2013	RP	JRV	RST	1,443	diamond, gold
830.898/2013	RP	JRV	RST	671	diamond, gold
833.685/2006	RP	JRV	RST	130	diamond, gold
832.108/2005	RP	JRV	RST	657	diamond, gold
832.059/2014	Application for Research Permit ("ARP")	JRV	BMIXP	1,152	diamond, gold, gravel, sand
832.060/2014	ARP	JRV	BMIXP	1,052	diamond, gold, gravel, sand
832.043/2007	ARP	JRV	BMIXP	19	diamond
833.938/2006	ARP	JRV	BMIXP	1,236	diamond, gold
860.807/2016	ARP	Crixás, state of Goiás, Brazil	MJ	4,925	gold
831.883/2016	ARP	Paracatu, state of Minas Gerais, Brazil	MJ	795	gold
831.942/2016	ARP	Itabira region, state of Minas Gerais, Brazil	MJ	4,069	gold
880.133/2016	ARP	Apuí, state of Amazonas, Brazil	MJ	23,043	gold
880.134/2016	ARP	Apuí, state of Amazonas, Brazil	MJ	23,207	gold
880.135/2016	ARP	Apuí, state of Amazonas, Brazil	MJ	23,080	gold
831.665/2016*	ARP	Diamantina region, state of Minas Gerais, Brazil	MJ	358	manganese
831.642/2016*	ARP	Diamantina region, state of Minas Gerais, Brazil	MJ	4,612	manganese

Table Legend:

Ref: Mineral Right Status
MC: Mining Concession
AMC: Application for Mining Concession
RP: Research Permit
ARP: Application for Research Permit

Ref: Location
JRV: Jequitinhonha River valley, state of Minas Gerais, Brazil
Apuí: Apuí region, state of Amazonas, Brazil
Crixás: Crixás municipality, state of Goiás, Brazil
Paracatu: Paracatu municipality, state of Minas Gerais, Brazil
Diamantina: Diamantina region, state of Minas Gerais, Brazil
Itabira: Itabira region, state of Minas Gerais, Brazil

Ref: Subsidiary
MDB: Mineração Duas Barras Ltda.
RST: RST Recursos Minerais Ltda.
BMIXP: BMIX Participações Ltda.
MJ: Mineração Jupiter Ltda., 100% owned by Jupiter Gold Corporation, a subidiary of Brazil Minerals

Ref: Expiration Date of Mineral Right
n/a (1): not applicable; mining concessions are in perpetuity under current law
n/a (2): not applicable; final research report approved or submitted by the mining department
n/a (3): not applicable; in analysis at the mining department
n/a (4): not applicable; awaiting research permit to begin timeline

* These two mineral rights for manganese will be transferred out of MJ and into another subsidiary.

The second manner in which we expanded as a company from 2013 to now is in the product mix output from our Brazilian subsidiaries. In 2013 we produced and sold rough diamonds and gold. In 2014 we added polished diamonds. In 2015 we added sand and mortar, a product made from our sand.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. As of September 30, 2016, we owned the approximate following stakes:

(1)            100% of BMIX Participações Ltda ("BMIXP");
(2)            100% of Mineração Duas Barras Ltda ("MDB");
(3)            50% of RST Recursos Minerais Ltda. ("RST");
(4)            100% of Hercules Brasil Ltda. ("HBR");
(5)            60% of Jupiter Gold Corporation ("JGC").

Major Events in the Third Quarter of 2016

1)      Operational Focus

During the third quarter of 2016, Brazil Minerals focused its operational effort primarily in this area:

Development of Portable, Scalable, Higher Yield and Lower Cost Gold and Diamond Recovery Operations

During the third quarter of 2016 the Company successfully tested centrifugation as a means of recovery of gold.. Material which had been considered waste after processing in the gravity-based gold separation columns present in Brazil Minerals' original plant yielded recoverable gold after processing in centrifuges in amounts that indicated centrifugation to be significantly higher yielding. An initial small gold-recovery processing plant that uses two small centrifuges was delivered to Brazil Minerals at the end of the third quarter and placed in one of its mining concessions for gold. The operation is simple, utilizing two to three workers and a diesel-powered portable generator and produces gold from final alluvial material.

Subsequent to the end of the third quarter of 2016, this small plant is being expanded with the addition of machines and structures that will allow it to process thicker material, containing gravel and stones. It is also being outfitted to permit recovery of diamonds. Thicker material has higher gold concentration and contains diamonds.

Brazil Minerals has mining areas spread over 60 miles along the banks of the Jequitinhonha River in Brazil, a well-known area for exploration of gold and diamonds. The Company envisions, over time, the deployment of several portable, scalable and low-cost, but highly efficacious plants to recover gold and diamonds from various locations simultaneously.

2)      Improvements in Capital Structure

During the third quarter of 2016, Brazil Minerals continued to materially improve its capital structure as follows:

i)    Removal of Significant Variable-Rate Noteholder

The entirety of the convertible debt from St. George Investments, LLC, a short-term oriented variable-rate noteholder has been extinguished. The Company has remaining convertible debt from one short-term oriented holder; all of the notes from such investor have a fixed floor price.

ii)    Initial Formation of Mineral-Specific Subsidiaries

Mineral-specific subsidiaries allow certain investors interested in one particular mineral (gold, manganese, etc.) to be able to more directly invest and/or partner in that mineral. Brazil Minerals intends to maintain an ongoing ownership stake in each such subsidiary and also intends that each subsidiary provide ongoing royalty payments to Brazil Minerals on revenue-generation from projects. The first such subsidiary is JGC, incorporated in the third quarter of 2016. JGC, through its subsidiary MJ, has since obtained six mineral rights for gold which were not owned by Brazil Minerals previously.

iii)    Extinguishment of $200,000 in Principal plus Accrued Interest

The holders of certain of Brazil Minerals' convertible notes in an aggregate principal amount of $200,000 exchanged all such notes and their accrued interest into an aggregate of 80 million Brazil Minerals common shares plus securities of JGC. These notes would have matured on January 1, 2018, at which point Brazil Minerals would have to pay the $200,000 principal plus accrued interest. With the exchange described above, the entire liability comprising the $200,000 in principal and its accrued interest has been extinguished.

iv)  Extinguishment of 100% of Preferred C and 44% of Preferred B

Brazil Minerals eliminated a large amount of preferred stock from its balance sheet during the third quarter of 2016. In particular, the Company eliminated 100% of its Preferred C Convertible Stock and approximately 44% of its Preferred B Convertible Stock by exchange of such Brazil Minerals preferred stock for securities of JGC, with cancellation of the preferred stock. Such elimination of Brazil Minerals preferred stock prevented a substantial potential dilution of the Brazil Minerals common shareholders since the preferred stock was convertible to common stock.

v) Improvement in Book Value

The Company has been involved in a concentrated effort to improve its financial condition. The Company's book value, while still a negative number, has increased since December 31, 2014 as shown below.

Date	Book Value
12/31/2014	($1,962,472)
12/31/2015	($387,885)
09/30/2016	($38,307)

Results of Operations

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

In the quarter ended September 30, 2016, we had revenues of $7,752 as compared to revenues of $18,326 in the quarter ended September 30, 2015, a decline of 57.70%. This result is due to the fact that the Company was awaiting deployment of a gold retrieval unit to restart production of gold.

Our consolidated cost of goods sold in the third quarter of 2016 was $47,461, consisting entirely of production-related expenses as compared to our consolidated cost of goods sold in the third quarter of 2015 of $8,573. These costs included labor, diesel, and machine rentals. Certain expenses were fixed or unavoidable in the third quarter of 2016 even though we had considerably less revenue than in the third quarter of 2015.

Our gross loss in the third quarter of 2016 was $39,709, as compared to our gross profit of $9,753 in the third quarter of 2015, a decline of 507.15%. This result was primarily due a decline in revenues and increase in costs of goods sold for the reasons detailed above.

We had an aggregate of $194,656 in operating expenses in the third second quarter of 2016, as compared to an aggregate of $213,588 in operating expenses in the third quarter of 2015, a decrease of 8.86%. This decrease was mostly due to lower general and administrative expenses, and no stock-based compensation, which more than compensated for higher professional fees and compensation and related costs.

In the third quarter of 2016, we had total other expenses of $249,124 as compared to ($153,130) in total other expenses in the third quarter of 2015. This change was mostly due to much lower gain on derivative liabilities, a gain on interest on promissory notes, and much lower amortization of debt discount and other fees, and higher other expense in the quarter ended September 30, 2016.

In the third quarter of 2016, we experienced a net loss attributable to Brazil Minerals of $444,727, as compared to a net loss attributable to Brazil Minerals of $50,705 in the third quarter of 2015. This result was mostly due to the much higher total other expense and also higher operating expenses in the third quarter of 2016. On a per share basis (both basic and diluted), in both the third quarter of 2016 and the third quarter of 2015 we had net loss attributable to Brazil Minerals of $0.00. The higher net loss attributable to Brazil Minerals in the third quarter of 2016 was due to lower revenues, higher loss from operations and higher other expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

In the nine months ended September 30, 2016, we had revenues of $11,821 as compared to revenues of $58,512 in the quarter ended September 30, 2015, a decline of 79.80%. This result is due to the fact that the Company was awaiting deployment of a gold retrieval unit to restart production of gold in 2016.

Our consolidated cost of goods sold in the first nine months of 2016 was $112,293, consisting entirely of production expenses as compared to our consolidated cost of goods sold in the first nine months of 2015 of $145,599, a decline of 22.88%. These costs included labor, diesel and machine rentals.

Our gross loss in the first nine months of 2016 was $100,472, as compared to our gross loss of $87,087 in the first nine months of 2015, a decline of 15.37%. This result was primarily due a decline in gross revenues which was slightly offset by a decline in cost of goods sold during the nine months ended September 20, 2016, for the reasons detailed above.

We had an aggregate of $638,837 in operating expenses in the nine months ended September 30, 2016, as compared to an aggregate of $672,409 in operating expenses in the nine months ended September 30, 2015, a decrease of 4.99%. This decrease was mostly due to lower professional fees, which more than offset increases in general and administrative expenses, compensation and related costs and stock-based compensation.

In the nine months ended September 30, 2016, we had total other expenses of $324,923 as compared to $153,313 in total other income in the nine months ended September 30, 2015. This change was mostly due to a much lower gain on derivative liabilities in the nine months ended September 30, 2016 which more than compensated for lower amortization of debt discounts and lower interest on promissory notes in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

In the nine months ended September 30, 2016 we experienced a net loss attributable to Brazil Minerals of 1,039,455, as compared to a net loss attributable to Brazil Minerals of $606,183 in the nine months ended September 30, 2015. This result was mostly due to the higher total other expenses and lower revenues in the nine months ended September 30, 2016 which more than offset lower costs of goods sold in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. On a per share basis (both basic and diluted), in both the nine months ended September 30, 2016 and the nine months ended September 30, 2015 we had net loss attributable to Brazil Minerals of $0.00.

Net cash used in operating activities was $368,092 in the first nine months of 2016, as compared to $618,864 in the first nine months of 2015. This was primarily due to the Company's mining a smaller surface area, as it developed its strategy of smaller, lower-cost but more efficient recovery plants in 2016. Net cash used in investing activities was $94,428 in the first nine months of 2016, as compared to $33,796 in the first nine months of 2015. This was primarily because of the acquisition of both certain capital equipment and intangible assets, such as mineral rights, in 2016. The Company acquired Net cash provided by financing activities was $372,340 in the first nine months of 2016, as compared to $932,060 in the first nine months of 2015. This was due to the fact that the Company needed to raise lesser funds from equity in debt in 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $205,209 compared to total current liabilities of $1,117,510 for a current ratio of 0.18 to 1 and a working capital deficit of $912,301. By comparison, on September 30, 2015, we had total current assets of $262,429 compared to current liabilities of $1,404,594 for a current ratio of 0.19 to 1 and a working capital deficit of $1,142,165. This difference is explainable primarily by both a decrease in convertible debt and preferred stock outstanding.

In 2016 our principal sources of liquidity were the issuance of equity and debt securities. In 2015, our principal source of liquidity had been issuances of debt securities.

During the first quarter of 2016, we received an aggregate of $118,000 in gross proceeds from the sale of common stock in various transactions, none greater than $30,000 in size.

During the second quarter of 2016, we received $41,200 and $29,500 from sales of common stock in separate transactions or groups of transactions and $30,000 from the sale of a convertible note with a fixed-floor.

During the third quarter of 2016, we received a total of $25,000 from sales of Brazil Minerals' common stock, $20,000 from sales of Brazil Minerals' preferred stock, $31,000 from sales of common stock of a subsidiary of Brazil Minerals in separate transactions and a total of $110,000 from sales of convertible notes with a fixed-floor. All of these notes and all of Brazil Minerals' short-term oriented convertible debt are owned by only one relatively small entity. The Company does not expect this level of intake of debt to be the norm going forward.

We believe that, as the small portable plant for gold and diamond processing is finalized with the addition of the structure enabling it to process thicker material, funds generated from sales of gold, primarily, and diamonds, over time, recovered from such initial unit, plus sales of our mortar and sand, will generate enough revenues to make us cash flow positive, although no assurance of this can be given. In the meantime, we will rely on financing from the issuance of equity and/or debt, and/or sales of shares in mineral-specific subsidiaries, the availability of which on terms satisfactory to us is not assured.

The Company has no plans for any significant acquisitions in 2016 or in the foreseeable future that would require cash payments to be made by the Company while it is not cash flow positive.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2016, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2016, we received $45,000 from sale of our common and preferred stock in separate transactions. The equity purchasers and amounts sold were as follows. We sold $20,000 in our Series B Convertible Preferred stock to Matthew Taylor in July of 2016. We sold $10,000 in our restricted common stock to Benjamin Khowong in July of 2016. We sold $8,000 in our restricted common stock to Craig Kincaid in July of 2016. We sold $7,000 in our restricted common stock to Peter Goldy in July of 2016.

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

Item 4.  CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2016. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

BRAZIL MINERALS, INC.

Date: November 21, 2016	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer