Form 10-K
period 2016-12-31
Brazil Minerals, Inc.
filed 2017-06-05
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on such date as reported by Nasdaq.com) was approximately $816,000. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant's stock, are affiliates of the Registrant.

As of June 1, 2017, there were outstanding 69,675,507 shares of the registrant's common stock.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements. Forward-looking statements for Brazil Minerals, Inc. reflect current expectations, as of the date of this Annual Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, among others: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of December 31, 2016, we had 38 mineral rights, as follows:

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

Details on each of these mineral rights can be found in Item 2. Properties of this Annual Report.

The second manner in which we expanded from 2013 to now is in the product mix output from our subsidiaries. In 2013, we produced and sold rough diamonds and gold. In 2014, we added polished diamonds. In 2015, we added sand and mortar, a product made from our sand.

From 2013 to today, we have been taking shape as a holding company. As of December 31, 2016, we materially owned the following stakes:

(1)	100% of BMIX Participações Ltda ("BMIXP");
(2)	100% of Mineração Duas Barras Ltda ("MDB");
(3)	50% of RST Recursos Minerais Ltda. ("RST");
(4)	100% of Hercules Resources Corporation ("HRC");
(4)	100% of Hercules Brasil Ltda. ("HBR");
(5)	58% of Jupiter Gold Corporation ("JGC").

Business Developments

Some significant developments to our business during 2016 in chronological order were as follows:

1)	Licensing of a New Mining Area

On April 19, 2016, the Brazilian government official gazette ("Diário Oficial da União") published the permit denominated "Guia de Utilização" issued by the Brazilian mining department that allowed to begin initial mining of the mineral rights area 802.267/1977 (please see table in Item 2. Properties of this Annual Report).

2)	Formation of Jupiter Gold Corporation.

In conversations with current and potential investors, we observed that certain groups want to be more heavily involved with diamonds, others prefer gold, and yet others are only interested in commodity-type minerals. Based on such observations and other data, we believe it to be in the best interest of the Company and our shareholders to create certain "mineral-specific" subsidiaries. Such strategy seeks to accommodate specific investor demand, and allow each subsidiary to raise its own capital. We intend to maintain an ongoing ownership stake in each subsidiary it creates; the specific percentage will depend both on the valuation given to the subsidiary at any point in time and the amount of capital it raises from outside sources.

Jupiter Gold Corporation ("JGC"), the first such subsidiary, was incorporated on July 27, 2016. On December 16, 2016, JGC's Registration Statement on Form F-1 was declared effective by the Securities and Exchange Commission (the "SEC"). JGC anticipates being a publicly-traded entity in 2017.

3)	Improvements in Capital Structure

In 2016, we substantially improved the equity portion of our balance sheet by elimination of all of the Preferred B Convertible Stock and all of the Preferred C Convertible Stock that we had on our books. Such preferred shares were converted into shares of common stock of JCG, options on shares of common stock of JGC, and common shares of Brazil Minerals.

In 2016, we also improved the debt portion of its balance sheet by the net conversion of a significant amount of variable-rate convertible debt, with the result that as of year-end we had only one short-term oriented variable-rate noteholder left.

4)	Construction of Modular Gold and Diamond Processing Plant

During the second semester of 2016, Brazil Minerals achieved the deployment of a modular gold and diamond processing plant in one of its mineral areas. The plant uses centrifugation as the primary method of gold separation. Material identified as potentially containing diamonds is retrieved and further processed in specific high-precision equipment for detection of diamonds.

This modular plant is owned by JGC and is solely operated by Brazil Minerals which retains 100% of the diamonds and 50% of the gold recovered from it, while the other 50% of gold is for the account of JGC. Under standard U.S. GAAP consolidation of financial results for subsidiaries, any gold revenues obtained by JGC are added to the revenues of Brazil Minerals.

5)	Cashless Acquisition of New Truck

In May 2016, a Mercedes Benz Accelo 1044 truck was acquired by MDB for no cash, and only the use of tax credits, in a cashless transaction. Generally, under the laws of the state of Minas Gerais in Brazil, certain purchases of diesel for mining operations earn tax credits that can be redeemed, under a state-sponsored program, for capital equipment built in that state..

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

Markets

Rough Diamonds

The market for our rough diamonds is potentially global as we have attracted interest from foreign buyers. To date we have sold our rough diamonds only in Brazil and to Brazilian institutional buyers that represent merchants from other countries. We have the necessary Siscomex export license obtained from the Brazilian regulatory agency and therefore we can export rough diamonds in the future. The export process for rough diamonds involves obtaining the Kimberly certification on each rough diamond set being exported. This certificate is obtained in the local office of the Brazilian mining department and attests to the fact that we have all of the necessary licensing and that the diamonds are ethically produced. The Kimberly certification is a United Nations procedure to which Brazil is a signatory member; it seeks to eliminate from the global market the so-called "blood diamonds," mined under conditions of duress and without regard for the environment.

The price of our rough diamonds is mostly determined by the overall global market price for diamonds of similar characteristics; the prices are quoted in U.S. dollars per carat. For each lot available, we have had several interested and potential buyers and normally receive multiple bids. On average, approximately 97% of our rough diamonds are of gem quality, whereas 3% are for industrial uses.

Polished Diamonds

The market for our polished diamonds is global. To date we have sold our polished diamonds in Brazil and abroad. The sales in Brazil were made to a large jewelry chain that is in business since 1946 and caters to the medium-high end of the market. The sales of our polished diamonds to buyers from abroad were to high net worth individuals interested in acquisition for asset diversification as well as future use in jewelry pieces. Since we have the necessary export license, the export process is straightforward for polished diamonds.

The price for our polished diamonds is determined in the same method as for any other polished diamond, and thus primarily by the so-called four C's – color, carat weight, clarity, and cut. All of our exported diamonds to date have been certified and graded at the Gemological Institute of America ("GIA"), considered the premier analytical laboratory for diamonds and other gems in the world. The highest grade of color which our polished diamonds have obtained from GIA has been "E", the 2nd highest possible grade (the color scale starts at "D"). The best clarity our polished diamonds have obtained has been "VVS1", the 2nd best clarity possible. Most of our polished diamonds have been graded F-G for color and VVS2-VS2 for clarity. Their weights as polished gems have been approximately between 0.4 and 2.0 carats. The Rapaport valuation of our polished diamonds graded at GIA has been approximately $3,250 per carat. Rapaport is a premier diamond service provider that publishes well-known, periodic pricing valuations for diamonds based on the four C's, as described above. The prices for our diamonds are quoted in U.S. dollars.

Gold

The market for our gold is local as there is normally demand from multiple Brazilian buyers. The price of our 96%-purity gold bars is determined by the London price for gold on the day of sale. The prices for our gold are quoted in U.S. dollars, and paid in Brazilian reais, the local currency

Sand

The market for our sand is local, driven by demands of residential and commercial construction. There are a large number of local buyers for our sand. Our sand was analyzed at a top analytical laboratory in Brazil and found to have high silica levels and low organic matter, both characteristics of high quality sand. We price our sand based on whether it is retrieved by the buyer directly in our sand mine versus being delivered by us, and the size of the trucks used, which determines the volume purchased. The prices for our sand are quoted in Brazilian reais.

Mortar

The market for our mortar is local, also driven by demands of residential and commercial construction. We sell mortar to stores and directly to the consumer. The prices for our mortar are quoted in Brazilian reais.

Demand

When we have diamonds and gold for sale, demand for our products has been robust. We are constrained by logistical issues (e.g., waiting for permits from the mining department to begin mining), equipment malfunction (e.g., waiting for repair of excavator, tractor, etc.), and at times, working capital. There is no observed lack of demand for any of our diamonds and gold.

Overall, there has been an increase in the global demand for rough and polished diamonds, primarily driven by the improvement in the U.S. economy and continued repressed demand from emerging markets such as China and India. Gold has strong continued demand for both jewelry and as an alternative asset.

Demand for our sand and mortar has decreased during the Brazilian recessionary period lasting from 2014 through 2016, in which the economy declined almost 10%. Sand and mortar demand is directly correlated to construction demand and heavily influenced by the Brazilian economic cycle.

Distribution

We have not had material issues or bottlenecks with distribution of our products.

Competition

Diamonds, gold, and sand production are difficult fields to penetrate due to limited availability of new resource areas, and heavy regulatory and licensing requirements, including long wait times for permitting.

Our competitive position among suppliers of diamonds and gold is particularly strong because both MDB and RST are known companies in the Brazilian diamond trade and have the necessary mining and environmental licenses in place. Therefore, our products are able to be purchased openly and without restrictions since all of the supporting proof of provenance is available and in good order. Other producers that lack rights or licenses do not enjoy our position and can only sell into the "black market," possibly at a substantial discount and facing legal risks.

A secondary reason for our strong competitive position is that the diamonds from the Jequitinhonha River valley are known in Brazil and in global diamond centers to be of high quality. Since our sources of diamonds are secondary valley deposits, it is presumed that the primary kimberlitic source of such diamonds suffered erosion by the river for millions of years. In this lengthy process, over millions of years, smaller, but well proportioned, "hardy" gems resulted. These rough diamonds are easily cut and polished, and yield attractive polished diamonds. We do not treat any of our polished diamonds with laser or other methods.

We have very little competition from other sand providers as simply there are no licensed sand mines in a large radius around our location.

We do face competition with respect to mortar. In the local market in which we operate, one finds a few local mortar brands, with high name recognition, and low cost.

Seasonality

Our ability to mine for diamonds, gold and sand is highly seasonal. The rainy season normally lasts from December through April. We therefore expect that during these months our revenues will be substantially lower than during other periods.

Raw Materials

We do not have material dependence on any raw material or raw material supplier. The raw materials needed are available from numerous suppliers and at market-driven prices.

Intellectual Property

We have secured the right to use the name "Hercules" for our mortar with the Brazilian intellectual property agency. We have developed proprietary formulations for three different types of mortar that we sell.

Government Regulation

The Brazilian mining industry is highly regulated. We spend a considerable amount of time preparing filings requested by the mining and the environmental regulatory agencies. Review of fillings by these agencies is deliberate and may take months or years. We comply with Brazilian federal, state, and municipal regulations. There is no governmental control of the selling of our diamonds (whether rough or polished), gold, sand, and mortar.

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by the mining department, a federal entity. Each state in Brazil has a state-level office of this federal entity. For each mineral right that we own, we file any paperwork related to it in the office of the mining department in the state in which such mineral right is located. Fillings are mostly paper-based.

We follow the status of our various mineral rights by frequent monitoring of the mining department's online "Cadastro Mineiro" and by periodically securing physical access to paper-based documentation held at the state-level office of the mining department, and for which an appointment and power of attorney is necessary. We maintain a good relationship with the mining department and believe that our methods of monitoring are adequate for our current needs.

The mining department normally inspects our operations once a year via an unannounced visit which is their standard practice.  We estimate that it costs $25,000 annually to currently maintain compliance with various mining regulations.

Environmental Regulation and Compliance

Environmental regulation in Brazil is carried out by a state-level agency, which may have multiple offices, one for each region of the state. For each mineral right that we own, we file any paperwork related to it in the local office of the environmental agency that has the applicable geographical jurisdiction. Fillings are mostly paper-based.

We follow the status of any processes with the environmental agency by periodic visitation to such office. We maintain a good relationship with the offices of the environmental agency and believe that our methods of monitoring are adequate for our current needs.

The environmental agency normally inspects our operations once every one or two years which is standard practice for companies in good standing. We believe that we properly comply with the environmental laws in our applicable jurisdictions. We estimate that it costs $25,000 annually to currently maintain compliance with various environmental regulations.

Surface disturbance from open pit mining at MDB is incompliance with its mining plan. Furthermore, MDB regularly recuperates areas that have been exploited. The current environmental regulations state that after all mining has ceased at MDB (however long that may take), there would still be five years of available time for any necessary recuperation to be performed. The separation process for diamonds and gold at MDB does not use any cyanide or mercury. Tests are conducted regularly and there are no records of groundwater contamination.

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

Two of our subsidiaries have been granted export licenses, and therefore we can export either rough or polished diamonds. Gold is heavy and is best sold locally, since its price is essentially the same as abroad. There is no cost to maintain the export license active.

Employees and Independent Contractors

As of June 1, 2017, we had 6 full-time equivalent employees, and 3 part-time persons who are independent contractors. We also periodically retain consultants to provide specific services deemed necessary. We consider our employee relations to be very good.

Form & Year of Organization & History to Date

We were incorporated in the State of Nevada on December 15, 2011. From inception until December 2012, we were focused in the software business, which generated minimal revenues and was discontinued when the current management team and business focus began. We changed name to Brazil Minerals, Inc. in December 2012 to reflect the new business focus.

Available Information

We maintain a website at www.brazil-minerals.com. We intend to make available free of charge, through the Public Filings section of the Investors tab on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

Risks Related to Our Operations

We have a limited operating history.

Our current business model and management team has been in place only since December 2012. Our limited operating history makes it difficult to evaluate our business or prospective operations. As a developing company, we are subject to the risks inherent in a young business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a highly-regulated business area such as mining, which also can require large amounts of capital until revenues are materialized. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil.

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil's current mining environment may slow down or alter our business prospects.

We do not have any reserves compliant with SEC Industry Guide 7.

Vaaldiam, a company which previously owned MDB and purchased RST, performed geological studies in a subset of mineral rights areas from such companies leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator. These NI 43-101 technical reports differ from the standards generally permitted in reports filed with the SEC. Therefore, investors should be aware that we have no "reserves" as strictly defined by SEC Industry Guide 7 since we have not performed any studies that follow the SEC Industry Guide 7, and that some or all of our mineralized material may never be confirmed or converted into SEC Industry Guide 7 compliant "reserves."

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

We still need additional equity or debt financing beyond our existing cash flow to operate. This additional financing may not become available and, if available, may not be available on terms that are acceptable to us. If we do obtain acceptable funding, the terms and conditions of receiving such capital would likely result in further dilution. If we are not successful in raising capital or sufficient capital, we will have to modify our business plans and substantially reduce or eliminate operations, or as an extreme measure seek reorganization. In these events, you could lose a substantial part or all of your investment.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, expenses, net income or loss, and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, regulatory or licensing delays, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, and severe weather phenomena.

We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

We have never paid a dividend and we do not have any plans to pay dividends in the foreseeable future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including future earnings, if any, our capital requirements and general financial condition. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur, or may occur over a longer timeframe that is less interesting to short-term oriented investors.

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
(9)	existence of convertible debt, which may at times convert to common stock for sale

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

The trading of our stock on the OTC imposes, among others, the following risks:

●	Availability of quotes and order information
●	Liquidity risks
●	Dealer's spreads

Our convertible debt securities outstanding may adversely affect the market price for our common stock.

To the extent that any remaining convertible debt securities are converted into our common stock, the existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock. A similar situation occurs if our outstanding options and warrants are exercised.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We may largely finance our operations by issuing equity securities, or debt securities convertible into equity securities, which would materially reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock, and in any event may have a dilutive impact on ownership interest of existing common stockholders, which could cause the market price of stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares. The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2016, we had 38 mineral rights, as follows:

a)	10 mineral rights that are mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra");

b)	8 mineral rights that have status just below mining concession ("Requerimento de Lavra"), which allows us to apply for both an upgrade to mining concession and to conduct limited commercial mining;

c)	8 mineral rights in the research permit phase ("Autorização de Resquisa"); and

d)	12 mineral rights in the phase of application for research permit ("Requerimento de Pesquisa").

Please refer to the table below for details on each of these mineral rights.

Note: DNPM ("Departamento Nacional de Produção Mineral") is the Brazilian national mining department.

DNPM Mineral Right Number	Mineral Right Status	Location	Subsidiary	Area of Mineral Right (in acres)	Minerals Currently Listed in Mineral Right	Expiration Date of Mineral Right (when applicable)
806.569/1977	MC	JRV	MDB	422	diamond, gold, sand	n/a (1)
830.797/1982	MC	JRV	RST	102	diamond, gold	n/a (1)
830.062/1980	MC	JRV	RST	1,177	diamond, gold	n/a (1)
817.734/1968	MC	JRV	RST	5,202	diamond, gold	n/a (1)
807.497/1968	MC	JRV	RST	1,178	diamond, gold	n/a (1)
003.048/1956	MC	JRV	RST	905	diamond, gold	n/a (1)
003.047/1956	MC	JRV	RST	1,343	diamond, gold	n/a (1)
003.046/1956	MC	JRV	RST	1,039	diamond, gold	n/a (1)
003.045/1956	MC	JRV	RST	1,295	diamond, gold	n/a (1)
003.044/1956	MC	JRV	RST	678	diamond, gold	n/a (1)
830.749/1981	AMC	JRV	RST	591	diamond, gold	n/a (2)
830.746/1981	AMC	JRV	RST	55	diamond, gold	n/a (2)
830.921/1980	AMC	JRV	RST	276	diamond, gold	n/a (2)
830.919/1980	AMC	JRV	RST	318	diamond	n/a (2)
804.492/1977	AMC	JRV	RST	986	diamond, gold	n/a (2)
802.267/1977	AMC	JRV	RST	1,310	diamond, gold	n/a (2)
831.742/1987	AMC	JRV	RST	294	diamond	n/a (2)
830.998/1984	AMC	JRV	RST	730	diamond	n/a (2)
880.239/2009	RP	Apuí	BMIXP	24,708	gold	n/a (2)
831.380/2014	RP	JRV	BMIXP	1,375	diamond, gold, gravel, sand	10/29/2018
831.398/2014	RP	JRV	BMIXP	994	diamond, gold, gravel, sand	11/13/2018
832.052/2006	RP	JRV	MDB	982	diamond, gold	n/a (2)
830.899/2013	RP	JRV	RST	1,443	diamond, gold	10/8/2018
830.898/2013	RP	JRV	RST	671	diamond, gold	6/10/2018
833.685/2006	RP	JRV	RST	130	diamond, gold	n/a (2)
832.108/2005	RP	JRV	RST	657	diamond, gold	n/a (3)
832.059/2014	ARP	JRV	BMIXP	1,152	diamond, gold, gravel, sand	n/a (4)
832.060/2014	ARP	JRV	BMIXP	1,052	diamond, gold, gravel, sand	n/a (4)
832.043/2007	ARP	JRV	BMIXP	19	diamond	n/a (4)
833.938/2006	ARP	JRV	BMIXP	1,236	diamond, gold	n/a (4)
860.807/2016	RP	Crixás	MJ	4,925	gold	12/27/2019
831.883/2016	ARP	Paracatu	MJ	795	gold	n/a (4)
831.942/2016	ARP	Itabira	MJ	4,069	gold	n/a (4)
880.133/2016	ARP	Apuí	MJ	23,043	gold	n/a (4)
880.134/2016	ARP	Apuí	MJ	23,207	gold	n/a (4)
880.135/2016	ARP	Apuí	MJ	23,080	gold	n/a (4)
831.665/2016	ARP	Diamantina	MJ	358	manganese	n/a (4)
831.642/2016	ARP	Diamantina	MJ	4,612	manganese	n/a (4)

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

Ref: Subsidiary

MDB: Mineração Duas Barras Ltda.
RST: RST Recursos Minerais Ltda.
BMIXP: BMIX Participações Ltda.
MJ: Mineração Jupiter Ltda., owned by Jupiter Gold Corporation, a subsidiary of Brazil Minerals

Ref: Expiration Date of Mineral Right

n/a (1): not applicable; mining concessions are in perpetuity under current law
n/a (2): not applicable; final research report approved or submitted by the mining department
n/a (3): not applicable; in analysis at the mining department
n/a (4): not applicable; awaiting research permit to begin timeline

Details of two material properties are found below:

Mineração Duas Barras Ltda. ("MDB")

MDB owns a large alluvial diamond and gold processing and recovery plant, capable of processing upwards of 45 tons of gravel per hour of operation. It is our best information that this plant was built by South African mining engineers hired for the task and cost $2.5 million to construct. It is regarded as the largest such plant in Latin America.

MDB has title to two mineral rights. One is a mining concession for diamond, gold, and sand (discussed below). The other, physically separated, is an area for which we have submitted an application to mine.  Both of the MDB mineral rights are located on the left margin of the Jequitinhonha River in the state of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold; it has hosted alluvial production since the 18th century.

MDB's operations are located approximately one and half hour drive from Montes Claros, Brazil, a city of approximately 500,000 people. The first hour of the drive is on asphalt roads followed by a half-hour on dirt roads. Montes Claros has the infrastructure needed by MDB and also benefits from having an airport with regular carrier service to large Brazilian cities, including São Paulo, the largest city in Brazil, and Belo Horizonte, the capital of the state of Minas Gerais.

MDB's Mining Concession

MDB's mining concession ("Concessão de Lavra") covers an area of 422 acres. Such title allows for the exploration and commercialization of diamonds, gold, and sand. "Concessão de Lavra" is the highest level of mineral right in Brazil. It permits the owner to mine in perpetuity provided that environmental licenses are kept current and that mining guidelines are followed.

There are no liens or other encumbrances on MDB's mining concession, and there are no fees to be paid to maintain such claim. Therefore, we have no outright payments to maintain MDB's mining concession.

Brazilian law guarantees the owner of the land from which the subsoil is mined a royalty of at least 0.1% of gross revenues. However, miners in Brazil normally pay a higher royalty rate to the landowner as an incentive for greater cooperation. Under such arrangement, MDB pays the surface landowner a 6% royalty rate on gold and diamonds, and 8% on sand. MDB pays "CEFEM" royalties to Brazil's federal tax authority if and when it sells diamonds and gold. These royalty rates are fixed by federal decree and currently are 0.1% on diamond sales and 1% on gold sales. MDB also pays a state tax called "ICMS" on sales of gold, diamond, and sand, with the caveat that sales of gold and diamonds to exporters are normally exempt from such taxation. The "ICMS" tax in the state of Minas Gerais is currently 18%.

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

Mineralization

Vaaldiam, the previous owner of MDB's mining concession performed detailed geological studies leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator. The NI 43-101 report from 2008 describes the existence of mineralized materials amounting to 1,639,200 cubic meters with the following concentrations for diamonds and gold: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. The previous owner also submitted its "Plano de Aproveitamento Econômico", a bankable feasibility study, to the mining department in accordance with the mining regulations of Brazil. We do not claim that MDB's NI 43-101 technical reports and its bankable feasibility study are compliant with the SEC-sanctioned Industry Guide 7. Under the SEC's Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term "resources."

Source of Water and Power

The water used in MDB's operations comes from lagoons that receive water from the underground water table. There is no shortage of water and water is essentially free to MDB. The power used in MDB's operations is provided by diesel generators. Normally, MDB purchases diesel periodically from local distributors. There has been no shortage of fuel available for purchase. The price of diesel in Brazil has not seen a decline despite of the large drop in oil prices globally.

Other Equipment

Besides its large processing and recovery plant for alluvial diamonds and gold (described above), MDB owns an excavator, a bulldozer, three trucks, and several portable generators and pumps.

Maps

a)	Map showing location of MDB:

Mineracao Duas Barras Ltda
Montes Claros
Diamantina
Belo Horizonte
BA
ES
SP
RJ
0 25 50 100 150 200
Kilometers
-51
-50
-49
-48
-47
-46
-45
-44
-43
-42
-41
-40
-15
-16
-17
-18
-19
-20
-21
-22

b)	Map showing details of the gold, diamond, and sand mining concession owned by MDB (mineral right DNPM 806.569/1977):

3)	RST Recursos Minerais Ltda. ("RST")

In 2014, we acquired from two Brazilian individuals, unrelated to us, 50% of RST for approximately $254,000. Previously in 2008, RST had been transacted for $10.5 million; the buyer paid $2 million and subsequently was unable to pay the remainder because of the global financial crisis. The RST mineral rights remained largely untouched prior to our acquisition.

RST has a storied history as holder of highly attractive areas for diamonds and gold. Most of its current mining concessions and mineral rights have never had land-based exploration. Most of the RST areas were previously the property of Mineração Tejucana S.A., a well-known Brazilian mining enterprise that mined inside the Jequitinhonha River by dredge boat.

Currently RST has title to 9 mining concessions and several other mineral rights, as seen in table attached above. All of RST areas are for diamonds and some for gold as well and are located in the Jequitinhonha River valley in the northern part of the state of Minas Gerais, Brazil.

The quality of the RST areas is evidenced in an NI 43-101 technical report published in 2008 by Vaaldiam, its predecessor owner.  We do not claim that RST's NI 43-101 technical report is compliant with the SEC-sanctioned Industry Guide 7. Under the SEC's Industry Guide 7, no assertion can be made about reserves; moreover, Industry Guide 7 does not recognize the term "resources."

Maps

a)	Map showing location of RST:

BA
Montes Claros
RST Recursos Minerais Ltda
Diamantina
ES
Belo Horizonte
SP
RJ
0 25 50 100 150 200
Kilometers
-51
-50
-49
-48
-47
-46
-45
-44
-43
-42
-41
-40
-15
-16
-17
-18
-19
-20
-21
-22

b)	Map showing details of the mineral right owned by RST for which we received an initial permit (mineral right DNPM 802.267/1977)

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2015 and 2016. Prices have been proportionally adjusted to reflect a 1 for 500 reverse stock split effective January 27, 2017.

	Year Ended
Quarters	December 31, 2015
	High	Low
2015
First (1/1-3/31)	$5.0000	$0.5000
Second (4/1-6/30)	$2.1500	$0.0500
Third (7/1-9/30)	$0.4000	$0.0500
Fourth (10/1-12/31)	$0.1000	$0.0500

	Year Ended
Quarters	December 31, 2016
	High	Low
2016
First (1/1-3/31)	$0.1000	$0.0500
Second (4/1-6/30)	$0.1000	$0.0500
Third (7/1-9/30)	$0.1000	$0.0500
Fourth (10/1-12/31)	$0.1000	$0.0500

As of June 1, 2017 we had 181 holders of record of our common stock as such term is defined in SEC rules, according to records maintained by our transfer agent.

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

In 2013, our Board of Directors approved our 2013 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2016 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "(a)") (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (2013 Stock Incentive Plan)	1,200,000	$165	11,417,148

Total	1,200,000	$165	11,417,148

Sales of Unregistered Securities

None during the 4th quarter of 2016.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of December 31, 2016, we had 38 mineral rights, as follows:

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

Details on each of these mineral rights can be found in Item 2. Properties of this Report on Form 10-K.

The second manner in which we expanded as a company from 2013 to now is in the product mix output from our Brazilian subsidiaries. In 2013, we produced and sold rough diamonds and gold. In 2014, we added polished diamonds. In 2015, we added sand and mortar, a product made from our sand.

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. As of December 31, 2016, we materially owned the following stakes:

(1)	100% of BMIX Participações Ltda ("BMIXP");
(2)	100% of Mineração Duas Barras Ltda ("MDB");
(3)	50% of RST Recursos Minerais Ltda. ("RST");
(4)	100% of Hercules Resources Corporation ("HRC");
(4)	100% of Hercules Brasil Ltda. ("HBR");
(5)	58% of Jupiter Gold Corporation ("JGC").

During the second semester of 2016, we achieved the deployment of the initial portions of a modular gold and diamond processing plant in one of its mining concessions. The remainder of such modular plant was deployed in 2017. The plant uses centrifugation as the primary method of gold separation. Material identified as potentially containing diamonds is retrieved and further processed in specific high-precision equipment for detection of diamonds.

This modular plant is owned by JGC and is solely operated by Brazil Minerals which retains 100% of the diamonds and 50% of the gold recovered from it, while the other 50% of gold is for the account of JGC. Under standard U.S. GAAP consolidation of financial results for subsidiaries, any gold revenues obtained by JGC are added to the revenues of Brazil Minerals.

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

In 2016, we had revenues of $13,323, as compared to revenues of $63,610 in 2015, a decline of 79.1%. The decrease was primarily due to lesser mining activities, as we awaited deployment of a modular plant with new methodology for recovery of gold and diamonds, which occurred after the year end.

Our consolidated cost of goods sold in 2016 was $218,245, consisting of production expenses related to the initial exploration of a new mining area, and were comprised primarily of diesel, machinery rentals and labor expenses. Our consolidated cost of goods sold in 2015 was $163,149, also consisting of production expenses. The increase of 33.8% between production costs in 2016 versus 2015 is explained by the much higher level of expenditures needed to tackle the further exploration and initial mining of a new area.

In 2016, our gross loss was $204,922. By comparison, our gross loss in 2015 was $99,539, and such difference is explained by both lower revenues and high production expenses in 2016 as detailed above.

We had an aggregate of $1,117,699 in operating expense in 2016, as compared to an aggregate of $1,183,257 in operating expenses in 2015, an improvement of $65,558 or 5.6%. This decrease was mostly due to lower professional fees and general and administrative expenses, both of which declined more than the increase seen in compensation and related costs and stock-based compensation.

In 2016, we had total other expenses of $417,008, as compared to $595,473 in total other expenses in 2015, an improvement of $178,465 or 30.0%. This decrease was due to lower gain on derivative liability, amortization of debt discounts and other fees, and extinguishment of debt in 2016 which more than offset higher interest on promissory notes and other expense as compared to 2015.

In 2016, we experienced a net loss attributable to Brazil Minerals, Inc. of $1,588,418, as compared to a net loss of $1,878,268 in 2015, an improvement of $289,850 or 15.4%.  On a per share basis (both basic and diluted), the 2016 net loss attributable to Brazil Minerals, Inc. was $0.08versus $0.80 in 2015.

In 2016, we had comprehensive loss attributable to Brazil Minerals, Inc. stockholders of $1,588,418, as compared to a loss of $2,191,625, an improvement of $603,207 or 27.5%.

Net cash used in operating activities was $647,406 in 2016, as compared to $965,918 in 2015, a decrease of $318,512 or 33.0%. Net cash provided by investing activities was $45,883 in 2016, as compared to $24,762 in 2015, an increase of $21,121 or 85.3%. Net cash provided by financing activities was $581,277 in 2016, as compared to $1,068,128 in 2015, a decrease of $486,851 or 45.6%.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $121,572 compared to total current liabilities of $992,704 for a current ratio of 0.12 to 1 and working capital of ($871,132). By comparison, on December 31, 2015, we had total current assets of $262,429 compared to current liabilities of $1,404,594 for a current ratio of 0.19 to 1 and working capital of ($1,142,165). On an absolute basis, the relative improvement in working capital is primarily attributable to the decrease in outstanding convertible notes and other short-term obligations.

In both 2016 and 2015, our principal sources of liquidity were issuances of equity and convertible debt.

We believe that financial resources and funds generated from revenues, and equity and debt sales will provide cash flow for operations. We have no plans for any significant cash acquisitions in 2017 or in the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2016, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2016. On the basis of that evaluation, management concluded that the Company's disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control system is designed to provide reasonable assurance to management and to the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of April 15, 2017 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	50	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	57	Director

Ambassador Paul Durand	75	Director

Marc Fogassa, age 49, has been a director and our Chairman and Chief Executive Officer since 2012. He has over 16 years of investment experience in finance and management, including venture capital and private equity investing, and serving on boards of directors of multiple private companies. Mr. Fogassa has worked at Goldman Sachs (1997), Atlas Venture (1998-2000), and Axiom Ventures (2000-2005). He has also worked as investment manager with Hedgefort Capital from May 2005 to December 2012, as an investment banker from November 2011 to January 2014 with Hunter Wise, and as CEO of Brazil Mining, Inc. since March 2012. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega, age 57, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States ("OAS") from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Ambassador Paul Durand, age 75, has been a director since 2012. He is also a director of Jupiter Gold Corporation, one of our subsidiaries. Ambassador Durand has had extensive experience in Latin America. From August 2001 to August 2006, He was Canada's Ambassador to the OAS. From August 2000 to July 2001 he was Canada's Ambassador to Chile, and from August 1992 to August 1995 he was Canada's Ambassador to Costa Rica, with concurrent accreditation to Honduras, Nicaragua, and Panama. For the past five years, Ambassador Durand has also personally provided consulting services to several businesses and organizations, including the University of Ottawa advising the executive student class on political and economic conditions in Brazil and Chile; the OAS on elections and a referendum in Chile; and Infinito Gold Inc. on negotiations with the government of Costa Rica regarding the development of a gold mine. He has a Bachelor of Arts degree in Political Economy from the University of Toronto, and has pursued further studies in International Relations and Economics at Northwestern University in Chicago and Carleton University in Ottawa. Ambassador Durand joined the Canadian government after working in international banking in Latin America (Colombia, El Salvador), the Caribbean (Bahamas) and the U.S. We appointed Ambassador Durand as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

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

Item 11. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2015 and December 31, 2016. No other employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa, as CEO of Brazil Minerals	12/31/2015	100,000	-		-		-	-	-	-	100,000
	12/31/2016	25,000	-		-		-	-	-	-	25,000

Employment Agreement with Marc Fogassa

Marc Fogassa was hired by us as our Chief Executive Officer, Chairman, Chief Financial Officer, Treasurer and Secretary under an Employment Agreement dated December 31, 2012 (the "Agreement"). Under the Agreement, Mr. Fogassa is currently entitled to receive a salary of $175,000 per annum; however, he has been paid less due to capital availability constraints. Mr. Fogassa is entitled to reimbursement of certain expenses, a maximum allowable SEP IRA contribution, and four weeks of paid vacation time. The agreement further provides that we shall pay to Mr. Fogassa severance in case of termination or change in control with demotion.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2016 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Roger Noriega	-	$50,000		$50,000
Paul Durand	-	$50,000		$50,000

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2016 to each director calculated in accordance with FASB ASC Topic 718.  See the notes to our consolidated financial statements included in this Annual Report for the year ended December 31, 2016 for a discussion of all assumptions made in the calculation of this amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of June 1, 2017   by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The number of shares of common stock subject to options and the exercise price of such options in the footnotes to the following table have been adjusted in accordance with the terms of the options to reflect a 1 for 500 reverse stock split which became effective in January 2017.

					Percentage of Voting Power
		Shares Beneficially			of all Outstanding Classes
Name and Address (1)	Office	Owned (2)		Percent of Class (3)	of Our Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2,878,441	(5)	4.1%	2.0%

Ambassador Paul Durand	Director	1,147,108	(6)	1.6%	*

Ambassador Roger Noriega	Director	1,147,096	(7)	1.6%	*

All executive officers and directors as a group (3 persons)		5,172,645	(5)(6)(7)	7.4%	3.6%

Benjamin Khowong		9,636,364		13.8%	6.8%

Michael Nazari		8,343,544	(8)	12.0%	5.9%

Damon Suter		6,201,876	(9)	8.9%	4.4%

Series A Stock

Marc Fogassa	Director	1		100%	51.0%

All executive officers and directors as a group (3 persons)		1		100%	51.0%

———————
* Less than 1%
(1) Unless otherwise specified, the mailing address of each of the officers and directors set forth below is in care of Brazil Minerals, Inc., Rua Vereador João Alves Praes nº 95-A, Olhos D'Agua, MG 39.398-000, Brazil.

(2) Beneficial ownership is determined in accordance with rules promulgated by the Commission.

(3) Based on 26,130,923 shares of common stock outstanding and computed in accordance with rules promulgated by the Commission.

(4) The holders of our Series A Stock vote together as a single class with the holders of our Common Stock, with the holders of Series A Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their beneficial ownership of shares of Series A Stock and Common Stock as of June 1, 2017, each person set forth in the table had the approximate percentage of the voting power of the common and preferred stock voting together as a single class as of such date set forth opposite their name.

(5) Includes shares of common stock owned by a limited liability company owned by a trust for the benefit of Marc Fogassa as well as options owned by such entity to purchase 160 shares of our common stock at $500.00 per share.

(6) Includes options to purchase 400 shares of our common stock at $290.00 per share, options to purchase 400 shares of our common stock at $55.00 per share, options to purchase 400 shares of our common stock at $45.00 per share, options to purchase 400 shares of our common stock at $30.00 per share, options to purchase 284 shares of our common stock at $47.95 per share, options to purchase 377 shares of our common stock at $40.875 per share, options to purchase 1,126 shares of our common stock at $31.20 per share, options to purchase 15,984 shares of our common stock at $13.25 per share, options to purchase 50,730 shares of our common stock at $1.51 per share, options to purchase 60,500 shares of our common stock at $0.65 per share, options to purchase 390,100 shares of our common stock at $0.16 per share, options to purchase 310,700 shares of our common stock at $0.06 per share, and options to purchase 313,340 shares of our common stock at $0.05 per share.

(7) Includes options to purchase 400 shares of our common stock at $290.00 per share, options to purchase 400 shares of our common stock at $55.00 per share, options to purchase 400 shares of our common stock at $45.00 per share, options to purchase 400 shares of our common stock at $30.00 per share, options to purchase 284 shares of our common stock at $47.95 per share, options to purchase 377 shares of our common stock at $40.875 per share, options to purchase 1,126 shares of our common stock at $31.20 per share, options to purchase 15,984 shares of our common stock at $13.25 per share, options to purchase 50,730 shares of our common stock at $1.51 per share, options to purchase 60,500 shares of our common stock at $0.65 per share, options to purchase 390,100 shares of our common stock at $0.16 per share, options to purchase 310,700 shares of our common stock at $0.06 per share, and options to purchase 313,340 shares of our common stock at $0.05 per share.

(8) Shares owned by The Nazari/Singley Family Trust and The Nazari & Associates International Group, Inc. Defined Benefit Plan. Michael Nazari is a trustee of both.

(9) Shares owned by The Suter Family Trust, of which Damon Suter is a trustee.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We believe that each of Ambassador Roger Noriega and Ambassador Paul Durand are "independent" as such term is defined by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.
Audit Fees

On December 31, 2015, we engaged BF Borgers CPA PC ("Borgers") as our independent registered public accounting firm for the audit of our financial statements as of December 31, 2015. Borgers was also retained as our independent registered public accounting firm for the audit of our financial statements as of December 31, 2016. The fee that was billed by Borgers for the audit of our financial statements as of December 31, 2015 and for quarterly reviews during such year was $41,500. We expect that the total fees payable to Borgers for the audit of our financial statements as of December 31, 2016 will be $29,950.

Audit-Related Fees

During 2015 or 2016 there were no fees paid to Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Borgers for the last two years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Borgers during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to us by Borgers in 2015 or 2016.

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

BRAZIL MINERALS, INC.

TABLE OF CONTENTS
DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2016
and December 31, 2015	F-3

Consolidated Statements of Other Comprehensive Income (Loss) for the Year
Ended December 31, 2016 and December 31, 2015	F-4

Consolidated Statement of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows for the Year
Ended December 31, 2016 and December 31, 2015	F-6

Notes to the Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brazil Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. ("the Company") as of December 31, 2015 and 2016 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Brazil Minerals, Inc., as of December 31, 2015 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
 June 5, 2017

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$7,139	$64,364
Accounts receivable	-	2,886
Taxes recoverable	28,264	50,100
Prepaid expenses	7,258	-
Inventory	78,911	145,079
Total current assets	121,572	262,429
Capital assets:
Property and equipment, net	421,927	361,563
Other assets:
Intangible assets, net	630,089	508,865
Total assets	$1,173,588	$1,132,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$333,415	$471,337
Convertible notes payable, net of debt discounts totaling $137,113 and $49,182, respectively	349,030	491,698
Derivative liabilities	-	281,345
Related party payable	310,259	160,214
Total current liabilities	992,704	1,404,594
Long term liabilities:
Convertible notes payable -- noncurrent, net of debt discounts totaling zero and $83,852, respectively	-	116,148
Other noncurrent liabilities	191,391	-
Total liabilities	1,184,095	1,520,742

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero and 1,047 shares issued
and outstanding as of December 31, 2016 and 2015, respectively	-	1,560,433
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; zero and 200,000 shares issued
and outstanding as of December 31, 2016 and 2015, respectively	-	250,000
Common stock, $0.001 par value. 30,000,000 and 14,000,000 shares authorized, respectively;
64,752,286 and 12,438,783 shares issued and outstanding as of December 31, 2016
and 2015, respectively	64,752	12,439
Additional paid-in capital	44,690,704	42,353,642
Accumulated other comprehensive loss	(489,516)	(678,830)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(45,823,698)	(44,235,280)
Total Brazil Minerals, Inc. stockholders' deficit	(1,339,101)	(518,939)
Non-controlling interest	1,328,594	131,054
Total stockholders' deficit	(10,507)	(387,885)
Total liabilities and stockholders' deficit	$1,173,588	$1,132,857

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Revenue	$13,323	$63,610
Cost of revenue	218,245	163,149
Gross margin	(204,922)	(99,539)
Operating expenses:
Professional fees	106,517	143,779
General and administrative	371,787	665,160
Compensation and related costs	279,825	216,172
Stock based compensation	359,570	158,146
Total operating expenses	1,117,699	1,183,257
Loss from operations	(1,322,621)	(1,282,796)
Other expense (income):
(Gain) loss on derivative liabilities	(281,345)	(1,286,573)
Interest on promissory notes	234,288	137,725
Amortization of debt discounts and other fees	237,773	1,025,221
Extinguishment of debt	-	719,119
Other expense (income)	226,292	(20)
Total other expense (income)	417,008	595,472
Loss before provision for income taxes	(1,739,629)	(1,878,268)
Provision for income taxes	-	-
Net loss	(1,739,629)	(1,878,268)
Loss attributable to non-controlling interest	(151,211)	-
Net loss attributable to Brazil Minerals, Inc. stockholders	$(1,588,418)	$(1,878,268)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.08)	$(0.80)

Weighted-average number of common shares outstanding:
Basic and diluted	19,351,894	2,347,877

Comprehensive loss:
Net loss	$(1,739,629)	$(1,878,268)
Foreign currency translation adjustment	-	(313,357)
Comprehensive loss	(1,739,629)	(2,191,625)
Comprehensive loss attributable to noncontrolling interests	(151,211)	-
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(1,588,418)	$(2,191,625)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016AND 2015

										Accumulated
									Additional	Other	Common			Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock Purchase	Accumulated	Noncontrolling	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Warrants	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2014	1	$1	-	$-	-	$-	237,237	237	$40,602,140	$(365,473)	$218,656	$(42,418,033)	$-	$(1,962,472)

Issuance of Series B preferred stock in connection with sales made under private offerings	-	-	279	270,000	-	-	-	-	-	-	-	-	-	270,000

Conversion of convertible debenture(s) and other indebtedness into Series B preferred stock	-	-	100	166,667	-	-	-	-	-	-	-	-	-	166,667

Issuance of Series B preferred stock in exchange for the rights to certain diamond contract(s)	-	-	668	1,113,333	-	-	-	-	-	-	-	-	-	1,113,333

Accrual of Series B preferred stock dividend(s)	-	-	-	10,433	-	-	-	-	(10,433)	-	-	-	-	-

Issuance of Series C preferred stock in exchange for the return of common stock	-	-	-	-	200,000	250,000	(2,000,000)	(2,000)	(78,000)	-	-	-	-	170,000

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	3,201,795	3,202	201,298	-	-	-	-	204,500

Conversion of convertible debenture(s) and other indebtedness into common stock	-	-	-	-	-	-	10,062,666	10,063	1,288,069	-	-	-	-	1,298,132

Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	-	-	14,818	15	24,793	-	-	-	-	24,808

Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	-	-	-	-	-	-	923,520	923	98,042	-	-	-	-	98,965

Return of common stock in connection with RST	-	-	-	-	-	-	(1,253)	(1)	(56,532)	-	-	-	-	(56,533)

Issuance of common stock options in exchange for consulting, professional and other services	-	-	-	-	-	-	-	-	151,700	-	-	-	-	151,700

Issuance of common stock options in connection with the issuance of convertible debenture(s) and other indebtedness	-	-	-	-	-	-	-	-	44,845	-	-	-	-	44,845

Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	-	-	-	87,720	-	-	-	-	87,720

Change in foreign currency translation	-	-	-	-	-	-	-	-	-	(313,357)	-	-	-	(313,357)

Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-	-	-	61,021	131,054	192,075

Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,878,268)	-	(1,878,268)

Balance, December 31, 2015	1	$1	1,047	$1,560,433	200,000	$250,000	12,438,783	$12,439	$42,353,642	$(678,830)	$218,656	$(44,235,280)	$131,054	$(387,885)

Issuance of Series B preferred stock in connection with sales made under private offerings	-	-	35	55,500	-	-	-	-	-	-	-	-	-	55,500

Conversion of convertible debenture(s) and other indebtedness into Series B preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of Series B preferred stock into shares of common stock and Jupiter Gold common stock	-	-	(1,082)	(1,698,283)	-	-	20,610,000	20,610	888,363	-	-	-	890,346	101,036

Accrual of Series B preferred stock dividend(s)	-	-	-	82,350	-	-	-	-	(82,350)	-	-	-	-	-

Conversion of Series C preferred stock into shares of Jupiter Gold common stock	-	-	-	-	(200,000)	(250,000)	-	-	-	-	-	-	125,000	(125,000)

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	17,687,503	17,687	241,013	-	-	-	-	258,700

Conversion of convertible debenture(s) and other indebtedness into common stock and Jupiter Gold common stock	-	-	-	-	-	-	11,912,849	11,913	575,116	-	-	-	229,425	816,454

Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	-	-	160,000	160	7,840	-	-	-	-	8,000

Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	-	-	-	-	-	-	1,842,467	1,842	90,281	-	-	-	45,980	138,103

Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	-	-	-	240,352	-	-	-	-	240,352

Stock based compensation	-	-	-	-	-	-	100,684	101	359,469	-	-	-	-	359,570

Contribution of capital assets from related party	-	-	-	-	-	-	-	-	16,978	-	-	-	-	16,978

Change in foreign currency translation	-	-	-	-	-	-	-	-	-	189,314	-	-	-	189,314

Issuance of Jupiter Gold common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	58,000	58,000

Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,588,418)	(151,211)	(1,739,629)

Balance, December 31, 2016	1	$1	-	$-	-	$-	64,752,286	$64,752	$44,690,704	$(489,516)	$218,656	$(45,823,698)	$1,328,594	(10,507)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016AND 2015

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Cash flows from operating activities of continuing operations:
Net loss	$(1,739,629)	$(1,878,268)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	-	-
Stock based compensation and services	367,570	159,008
Forgiveness of related party receivable	-	93,580
Unrealized (gain) loss from change in derivative liabilities	(281,345)	(1,286,573)
Amortization of debt discounts	237,773	730,131
Amortization of deferred financing costs	2,542	-
Excess fair market value of common stock issued in satisfaction of related party liabilities	37,584	288,783
Additional expense related to exchange of Series C for customer deposits and derivative liability	-	455,460
Gain on exchange of preferred shares for common stock to noncontrolling interests of subsidiary company	(2,964)	-
Loss on extinguishment of debt	229,426	-
Depreciation and amortization	87,005	56,328
Provision for doubtful accounts	1,339	-
Provision for excess or obsolete inventory	73,837	-
Changes in operating assets and liabilities:
Accounts receivable	1,896	(2,886)
Taxes recoverable	(20,781)	21,824
Prepaid expenses	-	45,648
Inventory	14,958	65,348
Deposits and advances	-	67,299
Accounts payable and accrued expenses	140,300	75,900
Accrued salary due to officer	230,143	142,500
Other noncurrent liabilities	(27,060)	-
Customer deposits	-	-
Net cash provided by (used in) operating activities	(647,406)	(965,918)

Cash flows from investing activities:
Acquisition of capital assets	(17,467)	(10,019)
Advances to related parties	-	(14,743)
Purchase of non-controlling interest	-	-
Investment accounted for by the equity method	-	-
Increase in intangible assets	(28,416)	-
Net cash provided by (used in) investing activities	(45,883)	(24,762)

Cash flows from financing activities:
Loan from officer	(33,067)	30,214
Net proceeds from sale of common stock	258,700	204,500
Payments of notes payable	-	(92,152)
Proceeds from sale of preferred stock	55,500	305,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	58,000	-
Proceeds from convertible notes payable	242,144	620,566
Repayment of convertible notes payable	-	-
Net cash provided by (used in) financing activities	581,277	1,068,128

Effect of exchange rates on cash and cash equivalents	54,794	(32,860)
Net increase (decrease) in cash and cash equivalents	(57,218)	44,588
Cash and cash equivalents at beginning of period	64,357	19,776
Cash and cash equivalents at end of period	$7,139	$64,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital assets with taxes receivable	$50,496	$-
Purchase of equipment with note and customer deposits	$-	$-
Purchase of equipment offset by related party receivable	$-	$44,854
Note issued in connection with RST acquisition	$-	$124,680
Increase in non-controlling interest of RST	$-	$290,517
Share issued in connection with conversion of debt and accrued interest	$350,779	$1,141,630
Value of stock options and beneficial conversion features recorded with notes payable	$-	$132,566
Discounts on notes payable related to fair market value of derivative liability	$-	$203,780
Conversion of notes payable into preferred stock	$-	$100,000
Conversion of notes payable and accrued interest into subsidiary common stock	$236,250	$-
Conversion of Series B preferred stock into common stock	$908,972	$-
Conversion of Series B preferred stock into common stock of subsidiary company	$789,311	$-
Deferred financing costs accrued in relation to the issuance of debt	$9,800	$-
Discount for beneficial conversion features on convertible notes	$241,852	$-
Dividends payable to Series B preferred shareholders	$82,350	$-
Exchange of common stock into Series C preferred stock	$-	$55,000
Removal of investment through return of common stock	$-	$56,533
Removal of derivative liability and customer deposits with Series B preferred stock	$-	$638,790

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 10 mining concessions and 28 other mineral rights in Brazil, for diamonds, gold,sand, and manganese. The Company, through subsidiaries, owns one large, fixed plant and one modular, mobile plant for diamond and gold processing and recovery, a sand processing and mortar plant, trucks and earth-moving capital equipment used for mining.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIXP"), which includes the accounts of BMIXP's wholly-owned subsidiary, Mineração Duas Barras Ltda. ("MDB").

During the year ended December 31, 2014, BMIXP acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST"), and during the first quarter of 2015, it acquired an additional 25% interest in RST, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements.

On April 17, 2015, BMIXP incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, as of December 31, 2016, Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's consolidated financial statements.

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda ("MJL") to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company, in exchange for all of the common stock of JGC. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of December 31, 2016, the Company has ownership of approximately 58% of the equity of JGC. As such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements. See Note 2 for more information.

All material intercompany accounts and transactions have been eliminated in consolidation.

Share Count
All share and per share amounts have been restated to give effect to a 1-for-500 reverse split of the Company's common stock which was filed in the state of Nevada on December 15, 2016 and became effective on January 27, 2017.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, from royalties, and/or from the sale of equity and/or debt securities. During the year ended December 31, 2016, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold and rough diamonds recovered from a new modular processing and recovery plant. This modular plant is owned by JGC. Gold revenues are split on a 50% basis with JGC, while diamond revenues are kept 100% by the Company. There will likely be an opportunity to cut and polish certain of the larger rough diamonds recovered from such plant. Despite a processing loss of 50% to 60% in size in the cutting and polishing of a diamond, and the cost and time involved in such, cut and polished diamonds can sell for up to ten times or more of the sale price of rough diamonds of the same weight. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company or common stock in JGC that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

As of December 31, 2016 and December 31, 2015, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian reais (translating into approximately $76,500 as of December 31, 2016).

Inventory
Inventory for the Company consists of diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At December 31, 2016 and December 31, 2015, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. No value was placed on sand.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Value-Added Taxes Receivable
The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments. On April 20, 2016, the Company's taxes receivable decreased by $50,496 with the recovery of such amount being used in the acquisition of a Mercedes Benz truck, through a state-government program.

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

The diamond and gold processing plants, vehicles, and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of 3 years. Accumulated depreciation as of December 31, 2016 and December 31, 2015, was $271,208 and $188,421 respectively.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are normally expensed as incurred. Mineral property acquisition costs, including licenses and lease payments, are normally capitalized. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's rights. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 2016 and December 31, 2015, the Company did not recognize any impairment losses related to mineral properties held.

Intangible Assets
For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral rights awarded by the Brazilian national mining department ("DNPM") and held by MDB, RST, BMIXP, and MJL.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of December 31, 2016 and December 31, 2015, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

Costs of Goods Sold
Included within costs of goods sold are the costs of cutting and polishing rough diamonds and costs of production such as diesel fuel, labor, machine rentals, and transportation.

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

The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company's stock plan approved in 2013 provides for the issuance of up to 30,000 common shares for employees, consultants, directors, and advisors.

Foreign Currency
The Company's Brazilian subsidiaries use the Brazilian Real, the currency of Brazil, as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company's consolidated statements of operations were negligible for all periods presented.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2016 and December 31, 2015, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2016, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of December 31, 2016, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

Other Comprehensive Income
Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update is effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented. The Company adopted this ASU with no impact on the accompanying consolidated financial statements as the issuance costs were already accounted for as a reduction of the carrying value of the debt.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 –ACQUISITIONS

RST Recursos Minerais Ltda

In June 2014, the Company entered into an agreement to purchase 25% of the equity of RST for cash payments of 250,000 Brazilian Reais and the issuance of shares of the Company's common stock valued at 100,000 Brazilian Reais. In connection with this agreement the Company issued 2,858 shares of common stock with a value of $43,868 and made cash payments of $107,858. At December 31, 2014, the investment was accounted for using the equity method. Effective March 18, 2015, the Company purchased an additional 25% of RST from a third party for $400,000 Brazilian Reais or $124,680. Under the terms of the agreement, the Company is to make monthly payments ranging from $75,000 Brazilian Reais to $100,000 Brazilian Reais beginning March 25, 2015. As of December 31, 2015, all required payments had been made. In December 2015, the 2,858 shares of common stock previously issued with a value of $43,868 were returned to the Company. The Company reversed the initial amount of the investment recorded upon return.

As a result of the additional 25% acquired, the Company owns 50% of RST and has consolidated the operations in the Company as of March 18, 2015. The remaining 50% ownership is held by Brazil Mining, Inc. ("BMI"), a Marshall Islands corporation which is deemed to be controlled by the Company's Chief Executive Officer. On the date of consolidation, the Company determined the fair market value of RST to be $570,548. The fair market value was based upon the average price paid by the Company for the 50% ownership, including the relief of monies advanced to RST and increasing for the non-controlling interest which represents 50%. The Company allocated 100% of the fair market value to the mineral rights held by RST.

The purpose of the Company's acquisition of RST was due to the quality of its mineral assets, close proximity to the Company's MDB original diamond and gold processing plant, and attractive acquisition price. Pro-forma financial statements have not been provided as the assets, liabilities and operations of RST are not significant.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Jupiter Gold Corporation and Mineração Jupiter Ltda

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in MJL to the Company which immediately thereafter sold such equity interest to JGC in exchange for the acquisition of 4,000,000 shares of JGC common stock at par value, which totaled $4,000.

Subsequent to the agreement, the Company transferred approximately 41% of its ownership in JGC to noncontrolling interests through both sales of JGC common stock at $1.00 per share to outside investors and conversions of certain of the Company's notes payable and preferred stock into JGC common stock. As a result of these transactions, a noncontrolling interest of $1,328,594 was recognized in the consolidated financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual.  The carrying value was $630,089 and $508,865 at December 31, 2016 and December 31, 2015, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	December 31, 2016	December 31, 2015
Accounts payable and other accruals	$162,976	$354,467
Accrued interest	170,439	116,870
Total	$333,415	$471,337

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of December 31, 2016, the Company has accrued interest payable totaling $170,439. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note.  During the years ended December 31, 2016 and 2015, $0 and $1,025 of the discount was amortized to interest expense, respectively. As of December 31, 2016 and 2015, the discount was fully amortized.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE  (Continued)

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of $2.50 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $1.25 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes.  During the years ended December 31, 2016 and 2015, $27,406 and $17,440 of the discount was amortized to interest expense, respectively. As of December 31, 2016, the discount was fully amortized to interest expense, and the notes were converted into 160,000 shares of the Company's common stock, 192,000 shares of JGC common stock, and 384,000 stock purchase warrants for JCG common stock. The 192,000 shares of JGC common stock were valued at $192,000, or $1.00 per share, which represents fair market value as of such date. The 384,000 warrants are exercisable at $1.50 for a two year period from issuance. The JGC warrants were valued at $37,426 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk free interest rate of 0.71% and an expected term of 2.0 years. As a result, a noncontrolling interest of $229,425 was recorded in the consolidated financial statements.

In January 2015, the Company purchased machinery and equipment from a third party making an initial deposit of $10,910 ($35,000 Brazilian Reais), issuing notes payable totaling $38,963 ($125,000 Brazilian Reais) payable in five equal monthly installments starting March 15, 2015 and $43,638 in customer deposits ($140,000 Brazilian Reais) in which are to be satisfied through gravel produced by MDB. The note payable was convertible into common stock of the Company at the market rate on the date of issuance and thus a beneficial conversion feature was not recorded. In June 2015, the Company cancelled this agreement returning the machinery and equipment and forfeiting amounts already paid to the seller.

In June 2015, the Company issued three convertible promissory notes and received an aggregate $100,000 in proceeds. The convertible promissory notes incur interest at 10.0% per annum and are due December 31, 2016. The convertible promissory notes are convertible at the option of the holder at a 40% discount to the average of the five lowest closing prices of the Company's common stock over the previous 20 days. In addition, the notes conversion rate has a ceiling of $15.00 and a floor of $0.0165. A debt discount related to the beneficial conversion feature of $87,720 was recorded and is being amortized over the life of the notes. During the year ended December 31, 2015, the discount was fully amortized to interest expense, and the notes were converted into 100 shares of Series B Preferred Stock; see Note 5.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE  (Continued)

During the year ended December 31, 2016, the Company issued to one noteholder in various transactions $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes.

Including the convertible notes payable discussed in the preceding paragraphs, as of December 31, 2016, the Company has $486,144 in principal of notes payable with remaining discounts of $137,113. The convertible notes payable incur interest at rates ranging from 8.0% to 12.0% per annum with due dates ranging from currently due to December 2017.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date. Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with some of these convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to these convertible notes payable. During the years ended December 31, 2016 and 2015, $237,773 and $1,025,221 of the discounts were amortized to interest expense, respectively.

During the years ended December 31, 2016 and 2015, the Company issued 11,912,849 and 10,062,666 shares of common stock upon conversion of $358,781 and $1,141,630, respectively, in convertible notes payable and accrued interest.

Convertible Customer Deposits

In July 2015, as discussed below in Note 6, the Company has previously provided customers with the option to convert their deposits of diamonds into common stock if the diamonds are not delivered on the scheduled timeline.

Derivative Liabilities

In connection with convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period. During the year ended December 31, 2015 the Company recorded derivative liabilities of $281,345 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.75 to $0.025, our stock price on the date of grant ($1.65 to $0.05), expected dividend yield of 0%, expected volatility of 218% to 313%, risk free interest rate of 0.12% and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $302,111, a day one loss on derivative liability of $372,878 was recorded. No derivative liabilities were recorded during the year ended December 31, 2016.

On December 31, 2016, the derivative liabilities were revalued at $88,175 resulting in a gain of $193,170 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.25, our stock price on the date of valuation ($0.10), expected dividend yield of 0%, expected volatility of 446%, risk-free interest rate of 0.45%, and an expected term of 0.25 years.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2016, the Company's convertible notes are convertible into an aggregate of approximately 6,400,000 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 21, 2016, the Company amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 20 million shares. On August 23, 2016, the Company further amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 25 million shares. On November 2, 2016, the Company further amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 30 million shares. The Company filed a 1-for-500 reverse split with the state of Nevada on December 15, 2016. See Note 8.

As of December 31, 2015, the Company had 14 million common shares authorized with a par value of $0.001 per share.

As of December 31, 2016, the Company had 30 million common shares authorized with a par value of $0.001 per share.

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

Series B Preferred Stock

On August 26, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights (the "Certificate of Designations") of par value $0.001 Series B Convertible Preferred Stock ("Series B Stock") to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per stated share value per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock could have elected to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20-day period before a notice of conversion is given, but the conversion price would not have been higher than $15.00 nor lower than $0.0165. On December 31, 2016, all outstanding shares of Series B Stock automatically converted into Common Stock at the applicable conversion price. During the year ended December 31, 2016, the Company accrued dividends of $82,350, recorded as interest expense which increased the dividends payable balance to $92,783 at December 31, 2016.

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

NOTE 5 – STOCKHOLDERS' DEFICIT (Continued)

See Note 6 for discussion related to the exchange of customer deposits received in connection with the delivery of diamonds for 668 shares of Series B Stock.

During the year ended December 31, 2016, the Company issued 34.5 shares of Series B Stock for $55,500 in cash proceeds.

During the year ended December 31, 2016, the Company entered into an agreement with the holders of its Series B Preferred Stock whereby the holders exchanged 471.3 shares preferred stock for 785,248 shares of Jupiter Gold Corporation common stock and options to purchase common stock of Jupiter Gold. The options were issued in two tranches. The first tranche of 581,548 options are exercisable at $1.50 for a one year period from issuance. The second tranche of 785,248 options are exercisable at $1.50 for a two-year period from issuance. The options were valued at $97,349 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk-free interest rate of 0.56%-0.72% and an expected term of 1.0-2.0 years. As a result, a noncontrolling interest of $890,346 was recorded in the consolidated financial statements.

In accordance with the Certificate of Designations, the remainder Series B Preferred Stock were converted to common stock of the Company on December 31, 2016. As of December 31, 2016, there was no Series B Preferred Stock outstanding.

Series C Preferred Stock

On December 29, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock ("Series C Stock") to designate 1,000,000 shares of a new series of preferred stock. The Series C Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of $0.04 per share per annum. The holders of Series C Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series C Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series C Stock could have elected to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is the lower of $0.04 or the volume weighted average price of the Company's Common Stock for the 90 trading days before a notice of conversion with a floor of $0.02. On December 31, 2016, all outstanding shares of Series C Stock would automatically be converted into Common Stock at the applicable conversion price.

On December 29, 2015, the Company issued 200,000 shares of Series C Stock in exchange for 2,000,000 shares of common stock in which had been previously sold for $80,000 in proceeds. In connection with the exchange, the Company recorded other expense of $170,000 due to the Series C Stock having an estimated fair market value of $250,000 on the date of the exchange. The Company estimated the fair market value of the Series C Stock based upon the number of common shares it could be converted into.

On July 30, 2016, the Company entered into an agreement with the holders of its Series C Preferred Stock whereby the holders exchanged all of the Preferred C Stock outstanding, namely 200,000 such shares, for 125,000 shares of Jupiter Gold Corporation common stock. As a result, a noncontrolling interest of $125,000 was recorded in the consolidated financial statements.

As of December 31, 2016, there was no Series C Preferred Stock outstanding.

Year Ended December 31, 2016 Transactions

During the year ended December 31, 2016, the Company issued 260,684 shares of common stock with a fair market value of $18,068 to consultants in lieu of cash payments. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS' DEFICIT (Continued)

During the year ended December 31, 2016, the Company issued 836,486 shares of its common stock to its CEO in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete. In addition, the Company has agreed to issue additional shares of common stock if the effective price of a future common stock transaction decreases.

During the year ended December 31, 2016, the Company issued 17,687,503 shares of common stock for cash proceeds of $258,700.

Year Ended December 31, 2015 Transactions

During the year ended December 31, 2016, the Company issued 16,000 shares of common stock with a fair market value of $8,000 to consultants in lieu of cash payments. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the year ended December 31, 2015, the Company issued 923,521 shares of common stock to its CEO in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete.

During the year ended December 31, 2015, the Company issued 3,201,795 shares of common stock for cash proceeds of $204,500.

See Note 4 for discussion of additional common stock issuances.

Common Stock Options

In January 2015, options to purchase 800,000 shares of common stock were issued in connection with $200,000 in convertible notes payable. See Note 4 for additional information. The options expire on January 30, 2018 and have an exercise price of $2.50 per share. The fair value of the options was $79,111, of which $22,423 was allocated to the options based upon the relative fair market value. The options were valued using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($1.20), expected dividend yield of 0%, expected volatility of 176%, risk-free interest rate of 1.70%, and an expected term of 3.00 years.

During the year ended December 31, 2015, the Company granted options to purchase an aggregate of 25,846 shares of common stock to non-management directors. The options were valued at $39,200 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.90), expected dividend yield of 0%, expected volatility of 176%, risk-free interest rate of 1.70%, and an expected term of 5.00 years.

During the year ended December 31, 2016, the Company granted options to purchase an aggregate of 626,680 shares of common stock to non-management directors. The options were valued at $25,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant ($0.05), expected dividend yield of 0%, historical volatility of 113%, risk-free interest rate of 1.13%, and an expected term of 5.00 years.

See Note 6 discussion regarding options issued in connection with future diamond sales.

Common Stock Warrants

In June 2015, in connection with a common stock raise, the Company issued warrants to purchase an aggregate of 62,308 shares of the Company's common stock that expire on August 31, 2017 and have an exercise price of $0.50 per share. The value of the warrants was approximately $30,000 based upon Black-Scholes option pricing model. No entry was required as the warrants were issued in connection with raising capital and thus would have offset any proceeds received.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

Diamond Delivery Agreements

On March 4, 2014, the Company received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, the Company pledged with a third-party collateral agent an aggregate of 22,000 shares of its common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. The Company also issued to these buyers two-year options to purchase an aggregate of 6,000 shares of its common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $60.00 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $60.00, which was reduced to $40.00 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($45.00), expected dividend yield of 0%, expected volatility of 78%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of December 31, 2015, total amounts convertible into common stock were $35,158. In addition, the collateral shares for this contract were increased to 930,588.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 16,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 246,154 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 7,500 shares of the Company's common stock (the "Shares") and two year options to purchase an aggregate of 3,750 shares of Common Stock at an exercise price of $60.00 per share, payable in cash to the Company (the "Options"). The fair value of the options was $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($45.00), expected dividend yield of 0%, expected volatility of 78%, risk-free interest rate of 0.11%, and an expected term of 2 years.  The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value.  In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with aggregate Rappaport values ranging from $10,000 to $20,000. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of December 31, 2015, total amounts convertible into common stock were $40,000. A total of 400,000 in collateral shares were issued for this contract.

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

Chief Executive Officer

As of December 31, 2016 and December 31, 2015, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $310,259 and $160,214, respectively. During 2016, the Chief Executive Officer made advances of $21,220 to the Company.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

•
The Company filed a 1-for-500 reverse split with the state of Nevada on December 15, 2016, which became effective on January 27, 2017. The Company increased its authorized common share count to 100 million on February 15, 2017.

•	The Company's subsidiary Jupiter Gold Corporation filed its Annual Report on Form 20-F with the SEC on May 15, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: June 5, 2017		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	June 5, 2017
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	June 5, 2017
Roger Noriega

/s/ Paul Durand	Director	June 5, 2017
Paul Durand

EXHIBIT INDEX

Exhibit
Number	Description

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

3.11
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company as filed with Secretary of State of the State of Nevada on August 26, 2015 and amended on September 29, 2015. Incorporated by reference to Exhibit 3.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on April 14, 2016 (the "2015 10-K").

3.12
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company as filed with Secretary of State of the State of Nevada on December 29, 2015 and corrected on February 10, 2016. Incorporated by reference to Exhibit 3.12 to the 2015 10-K.

Exhibit
Number	Description

3.13
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on September 17, 2015. Incorporated by reference to Exhibit 3.13 to the 2015 10-K.

3.14
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 21, 2016. Incorporated by reference to Exhibit 3.14 to the 2015 10-K.

3.15	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on August 23, 2016.*

3.16	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on November 2, 2016.*

3.17
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 15, 2016. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2017.

3.18	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on February 14, 2017.*

4.1
Senior Secured Convertible Promissory Note of the Company dated January 8, 2014 in the principal amount of $244,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.4 to the 2013 10K/A-1.

4.2
Convertible Promissory Note of the Company dated February 21, 2014 in the principal amount of $222,500 to the order of St George Investments, LLC. Incorporated by reference to Exhibit 4.5 to the 2013 10K/A-1.

4.3
Option to Purchase 1,500,000 shares of the Company's Common Stock Issued to the Nazari & Associates International Group, Inc. Defined Benefit Pension Plan on March 4, 2014. Incorporated by reference to Exhibit 4.6 to the 2013 10K/A-1.

4.4
Option to Purchase 1,500,000 shares of the Company's Common Stock Issued to the Suter Family Trust u/t/a April 12, 2002, as amended and restated on March 4, 2014. Incorporated by reference to Exhibit 4.7 to the 2013 10K/A-1.

4.5
Warrant to Purchase 488,000 Shares of the Company's Common Stock Issued to Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001on January 8, 2014. Incorporated by reference to Exhibit 4.8 to the 2013 10K/A-1.

4.6
Convertible Promissory Note of the Company, dated August 14, 2014, in the principal amount of $222,500 to the order of St George Investments, LLC. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 20, 2014.

4.7	12% Convertible Note, dated November 3, 2014 in the principal amount of $50,000 from the Company to JSJ Investments Inc. Incorporated by reference to Exhibit 4.10 to the 2014 10-K.

4.8	10% Convertible redeemable Note dated November 7, 2014 in the principal amount of $71,660 from the Company to LG Capital Funding, LLC. Incorporated by reference to Exhibit 3.8 to the 2014 10-K.

Exhibit
Number	Description

4.9	Convertible Promissory Note dated January 5, 2015 in the principal amount of $66,000 from the Company to WHC Capital, LLC. Incorporated by reference to Exhibit 4.12 to the 2015 10-K.

4.10	12% Convertible Note dated January 15, 2015 in the principal amount of $15,000 from the Company to JSJ Investments Inc. Incorporated by reference to Exhibit 4.13 to the 2015 10-K.

4.11	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to Carl Suter. Incorporated by reference to Exhibit 4.14 to the 2015 10-K.

4.12	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to Carl Suter. Incorporated by reference to Exhibit 4.15 to the 2015 10-K.

4.13	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to 2004 Helvin Family Trust. Incorporated by reference to Exhibit 4.16 to the 2015 10-K.

4.14	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to 2004 Helvin Family Trust. Incorporated by reference to Exhibit 4.17 to the 2015 10-K.

4.15
Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to The Nazari & Associates International Group Inc. Defined Benefit Plan. Incorporated by reference to Exhibit 4.18 to the 2015 10-K.

4.16
Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to The Nazari & Associates International Group Inc. Defined Benefit Plan. Incorporated by reference to Exhibit 4.19 to the 2015 10-K.

4.17	Convertible Promissory Note of the Company, dated January 30, 2015, in the principal amount of $50,000 to Matthew H. Taylor. Incorporated by reference to Exhibit 4.20 to the 2015 10-K.

4.18	Option to Purchase 10,000,000 shares of the Company's Common Stock issued on January 30, 2015 to Matthew H. Taylor. Incorporated by reference to Exhibit 4.21 to the 2015 10-K.

4.19	12% Convertible Note dated May 28, 2015 in the principal amount of $25,000 from the Company to JSJ Investments Inc. Incorporated by reference to Exhibit 4.22 to the 2015 10-K.

4.20	10% Convertible Redeemable Note dated June 4, 2015 in the principal amount of $27,825 from the Company to LG Capital Funding, LLC. Incorporated by reference to Exhibit 4.23 to the 2015 10-K.

4.21	Convertible Promissory Note dated June 4, 2015 in the principal amount of $50,000 from the Company to Carl Suter. Incorporated by reference to Exhibit 4.24 to the 2015 10-K.

4.22	Convertible Promissory Note dated June 9, 2015 in the principal amount of $25,000 from the Company to 2004 Helvin Family Trust Incorporated by reference to Exhibit 4.25 to the 2015 10-K.

4.23
Convertible Promissory Note dated June 10, 2015 in the principal amount of $25,000 from the Company to The Nazari & Associates International Group Inc. Defined Benefit Plan Incorporated by reference to Exhibit 4.26 to the 2015 10-K.

4.24	Convertible Promissory Note dated July 6, 2015 in the principal amount of $25,000 from the Company to 2004 Helvin Family Trust. Incorporated by reference to Exhibit 4.27 to the 2015 10-K.

4.25
Convertible Promissory Note dated July 7, 2015 in the principal amount of $25,000 from the Company to The Nazari & Associates International Group Inc. Defined Benefit Plan Incorporated by reference to Exhibit 4.28 to the 2015 10-K.

Exhibit
Number	Description

4.26	Convertible Promissory Note dated July 10, 2015 in the principal amount of $50,000 from the Company to Matthew H. Taylor. Incorporated by reference to Exhibit 4.29 to the 2015 10-K.

4.27	Convertible Promissory Note dated July 24, 2015 in the principal amount of $22,500 from the Company to Carl Suter Incorporated by reference to Exhibit 4.30 to the 2015 10-K.

4.28	8% Convertible Redeemable Promissory Note dated June 30, 2015 in the principal amount of $34,000 from the Company to GW Holdings Group, LLC Incorporated by reference to Exhibit 4.31 to the 2015 10-K.

4.29
8% Convertible Redeemable Promissory Note dated August 18, 2015 in the principal amount of $22,500 from the Company to GW Holdings Group, LLC. Incorporated by reference to Exhibit 4.32 to the 2015 10-K.

4.30
8% Convertible Redeemable Promissory Note dated September 17, 2015 in the principal amount of $26,000 from the Company to GW Holdings Group, LLC. Incorporated by reference to Exhibit 4.33 to the 2015 10-K.

4.31	Form of 8% Convertible Redeemable Promissory from the Company to GW Holdings Group, LLC issued as listed in Annex A thereto.*

10.1	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 10-K").

10.2	2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the 2012 10-K.

10.3	Securities Purchase Agreement dated as of February 21, 2014 between the Company and St George Investments LLC. Incorporated by reference to Exhibit 10.7 to the 2013 10K/A-1.

10.4	Securities Purchase Agreement dated as of August 14, 2014, between the Company and St. George Investments, LLC. Incorporated by reference to Exhibit 10.1 to the August 2014 8-K.

10.5	Stock Purchase Agreement dated as August 8, 2014 among the Company, Farris Kincaid, Craig Kincaid, Kenneth Kincaid and Ronald Kincaid. Incorporated by reference to Exhibit 10.9 to the 2014 10-K.

10.6
Stock Purchase Agreement dated as of April 10, 2015 between the Company and the Jonathan and Kristen Croxton Family Trust Dated September 18, 2009 Incorporated by reference to Exhibit 10.6 to the 2015 10-K.

10.7	Stock Purchase Agreement dated as of April 10, 2015 between the Company and Trevor Smith. Incorporated by reference to Exhibit 10.7 to the 2015 10-K.

10.8	Stock Purchase Agreement dated as of April 10, 2015 between the Company and Greg Reed. Incorporated by reference to Exhibit 10.8 to the 2015 10-K.

10.9	Stock Purchase Agreement dated as of April 10, 2015 between the Company and Joshua Volen. Incorporated by reference to Exhibit 10.9 to the 2015 10-K.

10.10
Stock Purchase Agreement dated as of April 29, 2015 between the Company and Jonathan and Kristen Croxton Family Trust Dated September 18, 2009. Incorporated by reference to Exhibit 10.10 to the 2015 10-K.

10.11
Stock Purchase Warrant Agreement dated as of April 29, 2015 to purchase 15,576,923 Shares of Company's Common Stock Issued to the Jonathan and Kristen Croxton Family Trust Dated September 18, 2009. Incorporated by reference to Exhibit 10.11 to the 2015 10-K.

10.12	Stock Purchase Agreement dated as of April 29, 2015 between the Company and Trevor Smith. Incorporated by reference to Exhibit 10.12 to the 2015 10-K.

10.13	Stock Purchase Warrant Agreement dated as of April 29, 2015 to purchase 15,576,923 Shares of Company's Common Stock Issued to Trevor Smith. Incorporated by reference to Exhibit 10.13 to the 2015 10-K.

10.14	Stock Purchase Agreement dated as of April 29, 2015 between the Company and Greg Reed Incorporated by reference to Exhibit 10.14 to the 2015 10-K.

Exhibit
Number	Description

10.15	Stock Purchase Agreements dated as of August 10, 2015 between the Company and Benjamin Khowong. Incorporated by reference to Exhibit 10.15 to the 2015 10-K.

10.16	Exchange Agreement dated as of August 11, 2015 between the Company and Carl Suter. Incorporated by reference to Exhibit 10.16 to the 2015 10-K.

10.17	Exchange Agreement dated as of August 11, 2015 between the Company and the 2004 Helvin Family Trust Incorporated by reference to Exhibit 10.17 to the 2015 10-K.

10.18
Exchange Agreement dated as of August 11, 2015 between the Company and The Nazari & Associates International Group Inc. Defined Benefit Plan. Incorporated by reference to Exhibit 10.18 to the 2015 10-K.

10.19	Exchange and Stock Purchase Agreement dated as of September 18, 2015 between the Company and Carl Suter Incorporated by reference to Exhibit 10.19 to the 2015 10-K.

10.2	Exchange Agreement dated as of September 30, 2015 between the Company and Matthew H. Taylor. Incorporated by reference to Exhibit 10.20 to the 2015 10-K.

10.21	Stock Purchase Agreement dated as September 18, 2015 between the Company and the 2004 Helvin Family Trust Incorporated by reference to Exhibit 10.21 to the 2015 10-K.

10.22
Stock Purchase Agreement dated as September 21, 2015 between the Company and The Nazari & Associates International Group Inc. Defined Benefit Plan Incorporated by reference to Exhibit 10.22 to the 2015 10-K.

10.23	Stock Purchase Agreement dated as of September 26, 2015 between the Company and Benjamin Khowong. Incorporated by reference to Exhibit 10.23 to the 2015 10-K.

10.24	Stock Purchase Agreement dated as of October 26, 2015 between the Company and Benjamin Khowong. Incorporated by reference to Exhibit 10.24 to the 2015 10-K.

10.25	Stock Purchase Agreement dated as of November 23, 2015 between the Company and Benjamin Khowong. Incorporated by reference to Exhibit 10.25 to the 2015 10-K.

10.26	Stock Purchase Agreement dated as of December 24, 2015 between the Company and Craig Kincaid. Incorporated by reference to Exhibit 10.26 to the 2015 10-K.

10.27	Stock Purchase Agreement dated as of December 28, 2015 between the Company and Benjamin Khowong Incorporated by reference to Exhibit 10.27 to the 2015 10-K.

10.28	Exchange Agreement dated as of December 29, 2015 between the Company and Benjamin Khowong. Incorporated by reference to Exhibit 10.28 to the 2015 10-K.

10.29
Modification dated December 30, 2015 to the Diamond Delivery Agreement initially entered into on March 4, 2014 between the Company, the Suter Family Trust U/T/A Dated April 12, 2002, and The Nazari/Singley Family Trust U/T/A dated May 23, 1995, with The Law Firm of William A. Wurch, PC as collateral agent. Incorporated by reference to Exhibit 10.29 to the 2015 10-K.

10.30
Modification dated December 30, 2015 to the Diamond Delivery Agreement initially entered into on April 29, 2014 between the Company, The Suter Family Trust U/T/A Dated April 12, 2002, The Nazari/Singley Family Trust U/T/A dated May 23, 1995, John W. Helvin, Jr., Matthew H. Taylor, with The Law Firm of William A. Wurch, PC as collateral agent. Incorporated by reference to Exhibit 10.30 to the 2015 10-K.

10.31
Stock Purchase and Sale Agreement dated as of July 27, 2016 between the Company and Jupiter Gold Corporation ("Jupiter Gold"). Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 of Jupiter Gold filed with the Commission on December 1, 2016 (the "Jupiter Gold F-1").

10.32	Registration Rights Agreement dated as of July 27, 2016 between the Company and Jupiter Gold. Incorporated by reference to Exhibit 10.2 to the Jupiter Gold F-1.

10.33	Gold Retrieval Unit Deployment and Revenue Split Agreement dated as of July 27, 2016 between the Company and Jupiter Gold. Incorporated by reference to Exhibit 10.3 to the Jupiter Gold F-1.

10.34	Service Agreement dated as of July 27, 2016 between the Company and Jupiter Gold. Incorporated by reference to Exhibit 10.4 to the Jupiter Gold F-1.

10.35	Form of Stock Purchase Agreement between the Company and persons listed in Annex B thereto.*

10.36	Jupiter Gold Corporation Annual Report on Form 20-F. Incorporated by reference to the Annual Report on Form 20-F filed with the Commission on May 15, 2017

21.1	Subsidiaries of the Company.*

31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive Data files pursuant to Rule 405 of Regulation S-T.