Form 10-Q
period 2017-03-31
Brazil Minerals, Inc.
filed 2017-06-19
CIK 1540684

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2017 the registrant had 69,675,507 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	F-1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	F-2

	Consolidated Statements of Cash Flows the Three Months Ended March 31, 2017 and 2016 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures.	4

PART II OTHER INFORMATION

Item 6.	Exhibits	6

Signatures		7

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$50,973	$7,139
Accounts receivable	-	-
Taxes recoverable	29,073	28,264
Prepaid expenses	8,119	7,258
Inventory	81,251	78,911
Deposits and advances	-	-
Related party receivables	-	-
Total current assets	169,416	121,572
Capital assets:
Property and equipment, net	416,617	421,927
Other assets:
Intangible assets, net	648,067	630,089
Total assets	$1,234,100	$1,173,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$348,117	$333,415
Convertible notes payable, net of debt discounts totaling $184,214 and $137,113, respectively	392,679	349,030
Derivative liabilities	-	-
Related party payable	386,662	310,259
Total current liabilities	1,127,458	992,704
Long term liabilities:
Convertible notes payable -- noncurrent, net of debt discounts	-	-
Other noncurrent liabilities	196,870	191,391
Total liabilities	1,324,328	1,184,095

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value. 100,000,000 and 30,000,000 shares authorized, respectively;
69,681,987 and 64,752,286 shares issued and outstanding as of March 31, 2017 and
December 31, 2016, respectively	69,682	64,752
Additional paid-in capital	44,836,133	44,690,704
Accumulated other comprehensive loss	(451,880)	(489,516)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(46,093,003)	(45,823,698)
Total Brazil Minerals, Inc. stockholders' deficit	(1,420,411)	(1,339,101)
Non-controlling interest	1,330,183	1,328,594
Total stockholders' deficit	(90,228)	(10,507)
Total liabilities and stockholders' deficit	$1,234,100	$1,173,588

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Revenue	$3,396	$2,556
Cost of revenue	33,195	40,709
Gross margin	(29,799)	(38,153)
Operating expenses:
Professional fees	9,793	38,932
General and administrative	60,501	99,575
Compensation and related costs	83,639	43,849
Stock based compensation	-	22,500
Total operating expenses	153,933	204,856
Loss from operations	(183,732)	(243,009)
Other expense (income):
(Gain) loss on derivative liabilities	-	(81,994)
Interest on promissory notes	24,339	18,581
Amortization of debt discounts and other fees	66,311	117,742
Extinguishment of debt	-	-
Other expense (income)	-	-
Total other expense (income)	90,650	54,329
Loss before provision for income taxes	(274,382)	(297,338)
Provision for income taxes	-	6,730
Net loss	(274,382)	(290,608)
Loss attributable to non-controlling interest	(5,077)	-
Net loss attributable to Brazil Minerals, Inc. stockholders	$(269,305)	$(290,608)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	45,795,240	15,689,262

Comprehensive loss:
Net loss	$(274,382)	$(290,608)
Foreign currency translation adjustment	37,636	(313,357)
Comprehensive loss	(236,746)	(603,965)
Comprehensive loss attributable to noncontrolling interests	(5,077)	-
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(231,669)	$(603,965)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities of continuing operations:
Net loss	$(312,968)	$(290,608)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	-	11,945
Stock based compensation and services	-	22,500
Forgiveness of related party receivable	-	-
Unrealized (gain) loss from change in derivative liabilities	-	(81,994)
Amortization of debt discounts	63,149	79,958
Amortization of deferred financing costs	3,162	-
Excess fair market value of common stock issued in satisfaction of related party liabilities	-	37,784
Additional expense related to exchange of Series C for customer deposits and derivative liability	-	-
Gain on exchange of preferred shares for common stock to noncontrolling interests of subsidiary company	-	-
Loss on extinguishment of debt	-	-
Depreciation and amortization	23,393	16,989
Provision for doubtful accounts	-	-
Provision for excess or obsolete inventory	-	-
Changes in operating assets and liabilities:
Accounts receivable	2,759	1,464
Taxes recoverable	-	(25,211)
Prepaid expenses	(4,014)	-
Inventory	38,510	3,144
Deposits and advances	-	(1,106)
Accounts payable and accrued expenses	10,811	40,028
Accrued salary due to officer	-	21,917
Other noncurrent liabilities	-	-
Customer deposits	-	-
Net cash provided by (used in) operating activities	(175,198)	(163,190)

Cash flows from investing activities:
Acquisition of capital assets	(6,762)	-
Advances to related parties	-	-
Purchase of non-controlling interest	-	-
Investment accounted for by the equity method	-	-
Increase in intangible assets	-	-
Net cash provided by (used in) investing activities	(6,762)	-

Cash flows from financing activities:
Loan from officer	75,425	4,240
Net proceeds from sale of common stock	19,334	118,000
Payments of notes payable	-	-
Proceeds from sale of preferred stock	-	-
Proceeds from sale of subsidiary common stock to noncontrolling interests	6,666	-
Proceeds from convertible notes payable	110,250	-
Repayment of convertible notes payable	-	-
Net cash provided by (used in) financing activities	211,675	122,240

Effect of exchange rates on cash and cash equivalents	14,990	(19,717)
Net increase (decrease) in cash and cash equivalents	44,705	(60,667)
Cash and cash equivalents at beginning of period	6,268	64,364
Cash and cash equivalents at end of period	$50,973	$3,697

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital assets with taxes receivable	$-	$-
Purchase of equipment with note and customer deposits	$-	$-
Purchase of equipment offset by related party receivable	$-	$-
Note issued in connection with RST acquisition	$-	$-
Increase in non-controlling interest of RST	$-	$-
Share issued in connection with conversion of debt and accrued interest	$20,775	$24,801
Value of stock options and beneficial conversion features recorded with notes payable	$-	$-
Discounts on notes payable related to fair market value of derivative liability	$-	$-
Conversion of notes payable into preferred stock	$-	$-
Conversion of notes payable and accrued interest into subsidiary common stock	$-	$-
Conversion of Series B preferred stock into common stock	$-	$-
Conversion of Series B preferred stock into common stock of subsidiary company	$-	$-
Deferred financing costs accrued in relation to the issuance of debt	$5,250	$-
Discount for beneficial conversion features on convertible notes	$110,250	$57,507
Dividends payable to Series B preferred shareholders	$-	$24,500
Exchange of common stock into Series C preferred stock	$-	$-
Removal of investment through return of common stock	$-	$-
Removal of derivative liability and customer deposits with Series B preferred stock	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011.  The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 10 mining concessions and 28 other mineral rights in Brazil, for diamonds, gold, sand, and manganese. The Company, through subsidiaries, owns one large, fixed plant and one modular, mobile plant for diamond and gold processing and recovery, a sand processing and mortar plant, trucks and earth-moving capital equipment used for mining.

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

On April 17, 2015, BMIXP incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's consolidated financial statements.

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda ("MJL") to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company, in exchange for all of the common stock of JGC. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of March 31, 2017, the Company has ownership of approximately 58% of the equity of JGC. As such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements. See Note 2 for more information.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not indicative of the results that may be expected for the full year.

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

As of March 31, 2017 and December 31, 2016, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian reais (translating into approximately $78,900 as of March 31, 2017).

Inventory
Inventory for the Company consists of diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At March 31, 2017 and December 31, 2016, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. No value was placed on sand.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The diamond and gold processing plants, vehicles, and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of 3 years. Accumulated depreciation as of March 31, 2017 and December 31, 2016, was $301,618 and $271,208 respectively.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of March 31, 2017 and December 31, 2016, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products to the customer. As of March 31, 2017 and December 31, 2016, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2017 and December 31, 2016, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of March 31, 2017, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of March31, 2017, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.
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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 –ACQUISITIONS (continued)

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual.  The carrying value was $648,067 and $630,089  at March 31, 2017 and December 31, 2016, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	March 31, 2017	December 31, 2016
Accounts payable and other accruals	$154,614	$162,976
Accrued interest	193,503	170,439
Total	$348,117	$333,415

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of December 31, 2016, the Company has accrued interest payable totaling $170,439. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note As of December 31, 2015, the discount was fully amortized.

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

Including the convertible notes payable discussed in the preceding paragraphs, as of March 31, 2017, the Company has $576,893 in principal of notes payable with remaining discounts of $184,214. The convertible notes payable incur interest at rates ranging from 8.0% to 12.0% per annum with due dates ranging from currently due to December 2017.  The convertible notes payable are convertible into common shares of the Company at discounts ranging from 35-50% of either the lowest, or the average of two or three of the lowest, closing prices or volume-weighted average prices from 5 to 20 days before the conversion date. Due to the variable conversion prices of these notes, the Company recorded derivative liabilities in connection with some of these convertible notes payable. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in a full discount to these convertible notes payable. During the three months ended March 31, 2017 and 2016, $63,149 and $76,220 of the discounts were amortized to interest expense, respectively.

During the three months ended March 31, 2017 and 2016, the Company issued 3,329,701 and 792,777 shares of common stock upon conversion of $19,500 and $24,801, respectively, in convertible notes payable and accrued interest.

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

As of March 31, 2017, no derivative liability was recorded.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2017, the Company's convertible notes are convertible into an aggregate of approximately 46,368,000 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 21, 2016, the Company amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 20 million shares. On August 23, 2016, the Company further amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 25 million shares. On November 2, 2016, the Company further amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 30 million shares. The Company filed a 1-for-500 reverse split with the state of Nevada on December 15, 2016, which became effective on January 27, 2017. On February 15, 2017, the Company further amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 100 million shares. See Note 8.

As of December 31, 2016, the Company had 30 million common shares authorized with a par value of $0.001 per share.

As of March 31, 2017, the Company had 100 million common shares authorized with a par value of $0.001 per share.

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

Series B Preferred Stock

On August 26, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights (the "Certificate of Designations") of par value $0.001 Series B Convertible Preferred Stock ("Series B Stock") to designate 1,000,000 shares of a new series of preferred stock. The Series B Stock has an original issue price of $1,000 per share. Cumulative dividends on such shares are payable annually (or upon conversion of such stock into Common Stock) in Common Stock at the rate of 10% per stated share value per annum. The holders of Series B Stock shall be entitled to vote on all matters as one class with the holders of Common Stock, with the holders of Series B Stock being entitled to such number of votes as shall equal the number of whole and fractional shares of Common Stock into which such share is then convertible. At any time until December 31, 2016 each holder of Series B Stock could have elected to convert all or a portion of the preference amount into shares of Common Stock at a conversion price which is a 40% discount to the average of the lowest 5 closing prices of the Common Stock in the 20-day period before a notice of conversion is given, but the conversion price would not have been higher than $15.00 nor lower than $0.0165. During the three months ended March 31, 2016, the Company accrued dividends of $27,450, recorded as interest expense. On December 31, 2016, all outstanding shares of Series B Stock automatically converted into Common Stock at the applicable conversion price.

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
(UNAUDITED)

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

As of December 31, 2016, there was no Series C Preferred Stock outstanding.

Three Months Ended March 31, 2017 Transactions

During the three months ended March 31, 2017, the Company issued 1,600,000 shares of common stock for cash proceeds of $26,000.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – STOCKHOLDERS' DEFICIT (Continued)
Three Months Ended March 31, 2016 Transactions

During the three months ended March 31, 2016, the Company issued 5,736,364 shares of common stock for cash proceeds of $118,000.

During the three months ended March 31, 2016, the Company issued 836,486 shares of common stock to its CEO in satisfaction amounts payable.

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

No stock options were granted during the three months ended March 31, 2017.

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
(UNAUDITED)

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

Chief Executive Officer

As of March 31, 2017 and December 31, 2016, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $386,662 and $310,259, respectively.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of March 31, 2017, we had 38 mineral rights, as follows:

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

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. As of March 31, 2017, we materially owned the following stakes:

(1)	100% of BMIX Participações Ltda ("BMIXP");
(2)	100% of Mineração Duas Barras Ltda ("MDB");
(3)	50% of RST Recursos Minerais Ltda. ("RST");
(4)	100% of Hercules Resources Corporation ("HRC");
(4)	100% of Hercules Brasil Ltda. ("HBR");
(5)	58% of Jupiter Gold Corporation ("JGC").

At the end of the first quarter of 2017, we achieved the deployment of a modular gold and diamond processing plant in one of our mining concessions. The plant uses centrifugation as the primary method of gold separation. Material identified as potentially containing diamonds is retrieved and further processed in specific high-precision equipment for detection of diamonds.

This modular plant is owned by JGC and is solely operated by Brazil Minerals which retains 100% of the diamonds and 50% of the gold recovered from it, while the other 50% of gold is for the account of JGC. Under standard U.S. GAAP consolidation of financial results for subsidiaries, any gold revenues obtained by JGC are added to the revenues of Brazil Minerals.

Results of Operations

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

In the quarter ended March 31, 2017, we had revenues of $3,396 as compared to revenues of $2,556 in the quarter ended March 31, 2016, an increase of 32.9%. This increase is explained by the fees received on a service agreement with Jupiter Gold Corporation. Overall, this low level of revenue is explained by the fact that we did not have our new modular plant for diamond and gold effectively deployed until the second quarter of 2017.

Our consolidated cost of goods sold in the first quarter of 2017 was $33,195as compared to to our consolidated cost of goods sold in the first quarter of 2016, which was $40,709. This decline is explained by lesser activity as the new modular plant was being deployed.

Our gross loss in the first quarter of 2017 was $29,799, as compared to our gross loss of $38,153 in the first quarter of 2016, an improvement of 21.90%. This result was primarily due the lower cost of goods sold which was more than compensated for the lower revenues in the first quarter of 2017.

We had an aggregate of $153,933 in operating expenses in the first quarter of 2017, as compared to an aggregate of $204,856 in operating expenses in the first quarter of 2016, a decrease of 24.9%. This decline was mostly due to lower professional fees, general and administrative expenses, and stock-based compensation, which more than offset an increase in compensation and related costs.

In the first quarter of 2017, we had total other expenses of $90,650, as compared to $54,320 in the first quarter of 2016, an increase of 66.9%. This change in 2017 was mostly due to higher interest on promissory notes and zero gain on derivative liabilities which more than offset the lower amortization of debt discount and other fees as compared to the same period in 2016.

In the first quarter of 2017, we experienced a net loss attributable to Brazil Minerals, Inc. stockholders of $269,305, as compared to a net loss of $290,608 in the first quarter of 2016, an improvement of 7.3%. This result was mostly due to the lower operational expenses in the first quarter of 2017 which more than offset higher other expenses as compared to the same period in 2016. On a per share basis (both basic and diluted), in the first quarter of 2017, we had net loss attributable to Brazil Minerals, Inc. stockholders of $0.01, as compared to a net loss of $0.02 in the first quarter of 2016.

In the first quarter of 2017, we had total comprehensive loss of $231,669 as compared to a net loss of $603,965 in the first quarter of 2016, an improvement of 61.6%. This result was primarily driven by lower foreign currency adjustments which more than offset higher net losses in the first quarter of 2017 as compared to the same period in 2016.

Net cash used in operating activities was $175,198 in the first quarter of 2017, as compared to $163,190 in the first quarter of 2016. Net cash used in investing activities was $6,762 in the first quarter of 2017, as compared to $0 in the first quarter of 2016. Net cash provided by financing activities was $211,675 in the first quarter of 2016, as compared to $122,240 in the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $169,416 compared to total current liabilities of $1,127,458 for a current ratio of 0.15 to 1 and working capital of ($958,042). By comparison, on March 31, 2016, we had total current assets of $223,471 compared to current liabilities of $1,364,807 for a current ratio of 0.16 to 1 and working capital of ($1,141,336). On an absolute basis, the relative improvement in working capital is primarily attributable to the decrease in outstanding convertible notes and other short-term obligations.

In the first quarter of 2017, our principal sources of liquidity were the issuance of equity and debt securities. In the first quarter of 2016, our principal sources of liquidity had been issuances of equity and debt securities. During the first quarter of 2017, we received an aggregate of $26,000 in gross proceeds from the sale of common stock.

We believe that financial resources and funds generated from revenues, and equity and debt sales will provide cash flow for operations. We have no plans for any significant cash acquisitions in 2017 or in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2017, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold a total of $18,000 in restricted common stock to Kenneth Kincaid on February 14, 2017 and March 3, 2017. We sold $3,000 in restricted common stock to Candice Kincaid on February 14, 2017.  We sold $5,000 in restricted common stock to Craig Kincaid on March 3, 2017. All proceeds of the above described transactions were for use in the normal course of business of the Company.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2017. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of March 31, 2017.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2017 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 6.    EXHIBITS

(a)	Exhibits

Exhibit
Number	Description

10.1
Form of Stock Purchase Agreement with certain investors, including Annex A, showing dates of Agreement, name of investor, purchase amount, number of shares of common stock purchased and purchase price per share.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: June 19, 2017	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer