Form 10-Q
period 2017-06-30
Brazil Minerals, Inc.
filed 2017-08-14
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2017 the registrant had 77,988,838 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 (Audited)	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)	F-2

	Consolidated Statements of Cash Flows the Six Months Ended June 30, 2017 and 2016 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures.	5

PART II OTHER INFORMATION

Item 6.	Exhibits	6

Signatures		7

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$7,862	$7,139
Taxes recoverable	27,845	28,264
Prepaid expenses	11,498	7,258
Inventory	77,745	78,911
Deposits and advances	4,290	-
Total current assets	129,240	121,572
Capital assets:
Property and equipment, net	382,930	421,927
Other assets:
Intangible assets, net	620,767	630,089
Total assets	$1,132,937	$1,173,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$375,456	$333,415
Convertible notes payable, net of debt discounts totaling $212,680 and $137,113, respectively	468,299	349,030
Loans payable	52,000	-
Related party payable	430,788	310,259
Total current liabilities	1,326,543	992,704
Long term liabilities:
Other noncurrent liabilities	191,464	191,391
Total liabilities	1,518,007	1,184,095

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 100,000,000 and 30,000,000 shares authorized, respectively;
71,673,437 and 64,752,286 shares issued and outstanding as of June 30, 2017 and
December 31, 2016, respectively	71,673	64,752
Additional paid-in capital	44,949,279	44,690,704
Accumulated other comprehensive loss	(495,129)	(489,516)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(46,451,332)	(45,823,698)
Total Brazil Minerals, Inc. stockholders' deficit	(1,706,852)	(1,339,101)
Non-controlling interest	1,321,782	1,328,594
Total stockholders' deficit	(385,070)	(10,507)
Total liabilities and stockholders' deficit	$1,132,937	$1,173,588

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$9,058	$1,513	$12,454	$4,069
Cost of revenue	43,682	24,123	76,877	64,832
Gross margin	(34,624)	(22,610)	(64,423)	(60,763)
Operating expenses:
Professional fees	67,466	57,190	77,259	96,122
General and administrative	93,659	95,111	154,160	194,686
Compensation and related costs	60,710	51,956	144,349	95,805
Stock based compensation	-	35,068	-	57,568
Total operating expenses	221,835	239,325	375,768	444,181
Loss from operations	(256,459)	(261,935)	(440,191)	(504,944)
Other expense (income):
(Gain) loss on derivative liabilities	-	(76,416)	-	(158,410)
Interest on promissory notes	26,691	97,887	51,030	116,468
Amortization of debt discounts and other fees	86,035	-	152,346	117,742
Other expense (income)	45	(1)	45	(1)
Total other expense (income)	112,771	21,470	203,421	75,799
Loss before provision for income taxes	(369,230)	(283,405)	(643,612)	(580,743)
Provision for income taxes	-	-	-	-
Net loss	(369,230)	(283,405)	(643,612)	(580,743)
Loss attributable to non-controlling interest	(10,901)	(7,255)	(15,978)	(13,985)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(358,329)	$(276,150)	$(627,634)	$(566,758)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	45,795,240	15,489,547	57,396,866	17,259,861

Comprehensive loss:
Net loss	$(369,230)	$(283,405)	$(643,612)	$(580,743)
Foreign curreny translation adjustment	(43,249)	80,651	(5,613)	155,700
Comprehensive loss	(412,479)	(202,754)	(649,225)	(425,043)
Comprehensive loss attributable to noncontrolling interests	(10,901)	15,235	(15,978)	17,184
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(401,578)	$(217,989)	$(633,247)	$(442,227)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities of continuing operations:
Net loss	$(643,612)	$(580,743)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	-	57,568
Unrealized (gain) loss from change in derivative liabilities	-	(158,410)
Amortization of debt discounts	144,945	133,088
Amortization of deferred financing costs	7,402	-
Excess fair market value of common stock issued in satisfaction of related party liabilities	-	38,784
Depreciation and amortization	40,518	17,688
Changes in operating assets and liabilities:
Accounts receivable	-	2,673
Prepaid expenses	(11,498)	-
Inventory	-	(12,832)
Deposits and advances	(4,414)	(1,226)
Accounts payable and accrued expenses	47,159	134,269
Accrued salary due to officer	87,500	21,917
Other noncurrent liabilities	2,998	-
Net cash provided by (used in) operating activities	(329,002)	(347,224)

Cash flows from investing activities:
Acquisition of capital assets	(6,615)	-
Net cash provided by (used in) investing activities	(6,615)	-

Cash flows from financing activities:
Loan from officer	31,857	35,623
Net proceeds from sale of common stock	24,963	243,200
Proceeds from sale of subsidiary common stock to noncontrolling interests	9,166	-
Proceeds from convertible notes payable	214,460	30,000
Proceeds from loans payable	77,000	-
Repayment of loans payable	(25,000)	-
Net cash provided by (used in) financing activities	332,446	308,823

Effect of exchange rates on cash and cash equivalents	4,765	(16,985)
Net increase (decrease) in cash and cash equivalents	1,594	(55,386)
Cash and cash equivalents at beginning of period	6,268	64,364
Cash and cash equivalents at end of period	$7,862	$8,978

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital assets with taxes receivable	$-	$50,100
Shares issued in connection with conversion of debt and accrued interest	$33,683	$154,391
Shares issued in connection with relief of related party payable	$-	$4,040
Value of stock options and beneficial conversion features recorded with notes payable	$-	$167,700
Deferred financing costs accrued in relation to the issuance of debt	$10,675	$-
Discount for beneficial conversion features on convertible notes	$209,980	$57,507
Dividends payable to Series B preferred shareholders	$-	$54,900

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

On April 17, 2015, BMIXP incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, Hercules Brasil is a wholly owned subsidiary and has been consolidated within the Company's consolidated financial statements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, from royalties, and/or from the sale of equity and/or debt securities. During the quarter ended June 30, 2017, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold,diamonds, and sand.  . Management's secondary plan to cover any shortfall is the sale of equity securities, including common stock in the Company or common stock in JGC that it owns, and/or obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not indicative of the results that may be expected for the full year.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017 and December 31, 2016, the Company does not have any level 2 or 3 assets or liabilities.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, taxes recoverable, prepaid expenses, inventory, deposits and other assets, accounts payable, accrued expenses, loan payable, as well as other noncurrent liabilities.. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian reais (translating into approximately $75,600 as of June 30, 2017).

Inventory

Inventory for the Company consists of diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At June 30, 2017 and December 31, 2016, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. No value was placed on sand.

Value-Added Taxes Receivable

The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments. On April 20, 2016, the Company's taxes receivable decreased by $50,496 with the recovery of such amount being used in the acquisition of a Mercedes Benz truck, through a state- government program. As of June 30, 2017, the Company has $27,845 in taxes recoverable.

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

The diamond and gold processing plants, vehicles, and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of 3 years. Property and equipment as of June 30, 2017 and December 31, 2016 was $689,854 and $693,135 respectively. Accumulated depreciation as of June 30, 2017 and December 31, 2016, was $306,924 and $271,208 respectively. Property and equipment, net of accumulated depreciation as of June 30, 2017 and December 31, 2016 was $382,930 and $421,927 respectively.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 2017 and December 31, 2016, the Company did not recognize any impairment losses related to mineral properties held.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Typically, the Company records revenues upon delivery of the products to the customer. As of June 30, 2017 and December 31, 2016, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2017 and December 31, 2016, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of June 30, 2017, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of June 30, 2017, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual. The carrying value was $620,767 and $630,089 at June 30, 2017 and December 31, 2016, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	June 30, 2017	December 31, 2016
Accounts payable and other accruals	$157,398	$162,976
Accrued interest	218,058	170,439
Total	$375,456	$333,415

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of June 30, 2017, the Company has accrued interest payable totaling $201,009. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note. As of December 31, 2015, the discount was fully amortized.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of $2.50 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $1.25 per share. A debt discount related to the relative fair market value of the options in the amount of $22,423 and an implied beneficial conversion features of $22,423 were recorded, totaling $44,846 and are being amortized over the life of the notes. During the years ended December 31, 2016 and 2015, $27,406 and $17,440 of the discount was amortized to interest expense, respectively. As of December 31, 2016, the discount was fully amortized to interest expense, and the notes were converted into 160,000 shares of the Company's common stock, 192,000 shares of JGC common stock, and 384,000 stock purchase warrants for JCG common stock. The 192,000 shares of JGC common stock were valued at $192,000, or $1.00 per share, which represents fair market value as of such date. The 384,000 warrants are exercisable at $1.50 for a two-year period from issuance. The JGC warrants were valued at $37,426 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk-free interest rate of 0.71% and an expected term of 2.0 years. As a result, a noncontrolling interest of $229,425 was recorded in the consolidated financial statements.

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

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features that are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld. Due to the variable conversion price, the Company may be required to record a derivative liability in connection with the convertible notes payable. The combination of the original issue discount ("OID"), fees paid and allocation to the derivative liabilities resulted in various discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable.

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

During the six months ended June 30, 2017, the Company issued to one noteholder in various transactions $225,135 in convertible promissory notes with fixed floors and received an aggregate of $214,460 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $220,655 were recorded and are being amortized over the life of the notes.

Including the convertible notes payable discussed in the preceding paragraphs, as of June 30, 2017, the Company has $468,299 in principal of notes payable. These convertible notes have maturity dates ranging from currently due to June 2018. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in various discounts to these convertible notes payable with a remaining total of $212,680. During the six months ended June 30, 2017 and 2016, $152,346 and $97,912 of the discounts were amortized to interest expense, respectively.

During the six months ended June 30, 2017 and 2016, the Company issued 5,121,151 and 5,183,869 shares of common stock upon conversion of $33,682 and $154,391, respectively, in convertible notes payable and accrued interest.

Convertible Customer Deposits

In July 2015, as discussed below in Note 6, the Company has previously provided customers with the option to convert their deposits of diamonds into common stock if the diamonds are not delivered on the scheduled timeline.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2017, no derivative liability was recorded.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2017, the Company's convertible notes are convertible into an aggregate of approximately 87,395,750 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

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

As of June 30, 2017, the Company had 100 million common shares authorized with a par value of $0.001 per share.

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

During the year ended December 31, 2016, the Company entered into an agreement with the holders of its Series B Preferred Stock whereby the holders exchanged 471.3 shares preferred stock for 785,248 shares of Jupiter Gold Corporation common stock and options to purchase common stock of Jupiter Gold. The options were issued in two tranches. The first tranche of 581,548 options are exercisable at $1.50 for a one-year period from issuance. The second tranche of 785,248 options are exercisable at $1.50 for a two-year period from issuance. The options were valued at $97,349 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk-free interest rate of 0.56%-0.72% and an expected term of 1.0-2.0 years. As a result, a noncontrolling interest of $890,346 was recorded in the consolidated financial statements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, there was no Series C Preferred Stock outstanding.

Six Months Ended June 30, 2017 Transactions

During the six months ended June 30, 2017, the Company issued 1,800,000 shares of common stock for cash proceeds of $28,500.

Six Months Ended June 30, 2016 Transactions

During the six months ended June 30, 2016, the Company issued 700,000 shares of common stock for cash proceeds of $21,000.

During the six months ended June 30, 2016, the Company issued 836,486 shares of common stock to its CEO in satisfaction of $4,040 in amounts payable. The difference between the fair market value of the shares issued and the liability was recorded as additional interest expense. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete. In addition, the Company has agreed to issue additional shares of common stock if the effective price of a future common stock transaction decreases.

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

No stock options were granted during the six months ended June 30, 2017.

See Note 6 discussion regarding options issued in connection with future diamond sales.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Diamond Delivery Agreements

On March 4, 2014, the Company received proceeds of $500,000 from a sale of polished and GIA graded diamonds pursuant to an agreement with two buyers that agreed to receive these diamonds over a period of one year. One of the buyers has expertise and a long and successful history of investments in natural resources. As part of this transaction, the Company pledged with a third-party collateral agent an aggregate of 22,000 shares of its common stock, valued at approximately $990,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of our common stock may change. The Company also issued to these buyers two-year options to purchase an aggregate of 6,000 shares of its common stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $60.00 per share, a premium of 33% above the stock price when the transaction was consummated. These options initially expired on March 4, 2016 and have an exercise price of $60.00, which was reduced to $40.00 per share in October 2014 and the expiration date extended to March 4, 2018. The fair value of the options was $93,280 was calculated using the Black- Scholes option pricing model with the following assumptions: our stock price on date of grant ($45.00), expected dividend yield of 0%, expected volatility of 78%, risk-free interest rate of 0.78%, and an expected term of 2 years. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with $15,000 in aggregate Rappaport value. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of December 31, 2015, total amounts convertible into common stock were $35,158. In addition, the collateral shares for this contract were increased to 930,588.

On April 30, 2014, the Company entered into Subscription Agreements with four investors (the "Buyers"), pursuant to which the Buyers agreed to pay to the Company an aggregate of $500,000 and the Company agreed to deliver to the Buyers from time to time on or before December 31, 2015, polished and GIA-graded diamonds of at least 0.4 carats having a certain aggregate Rappaport value. The Company agreed to pledge with third party collateral agents for the Buyers an aggregate of 16,000 shares of its common stock, valued at approximately $800,000 at the time the transaction was consummated, in order to secure the delivery of the diamonds. The number of shares pledged is subject to periodic adjustment as diamonds are delivered and as the market price of the Company's stock may change. As of December 31, 2014, the required reserve was 246,154 shares of common stock. On the date of the agreement, the Company reserved for the Buyers or their designees, an aggregate of 7,500 shares of the Company's common stock (the "Shares") and two-year options to purchase an aggregate of 3,750 shares of Common Stock at an exercise price of $60.00 per share, payable in cash to the Company (the "Options"). The fair value of the options was $57,662 was calculated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant ($45.00), expected dividend yield of 0%, expected volatility of 78%, risk-free interest rate of 0.11%, and an expected term of 2 years. The common stock issued was valued at $348,750 based upon the closing market price of the Company's common stock. Since the agreement contained various elements, the Company allocated the $47,544 to the options, $287,552 to the shares issued and $164,904 to deferred revenue based upon the relative fair market value. In July 2015, the Company extended these agreements until December 31, 2016. Under the new agreements, quarterly the Company is required to deliver diamonds with aggregate Rappaport values ranging from $10,000 to $20,000. If the diamonds are not delivered, then the customer has the option of converting the required value at 50% of market. Due to the variable conversion price, the Company is recording a derivative liability upon each tranche becoming convertible. As of December 31, 2015, total amounts convertible into common stock were $40,000. A total of 400,000 in collateral shares were issued for this contract.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Chief Executive Officer

As of June 30, 2017 and December 31, 2016, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $430,788 and $310,259, respectively.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of June 30, 2017, we had 37 mineral rights, as follows:

a)	10 mineral rights that are mining concessions, the highest level of mineral right in Brazil ("Concessão de Lavra");

b)	8 mineral rights that have status just below mining concession ("Requerimento de Lavra"), which allows us to apply for both an upgrade to mining concession and to conduct limited commercial mining;

c)	7 mineral rights in the research permit phase ("Autorização de Resquisa"); and

d)	12 mineral rights in the phase of application for research permit ("Requerimento de Pesquisa").

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. As of June 30, 2017, we owned the following stakes:

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

Results of Operations

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
For the three months ended June 30, 2017, we had revenues of $9,058 as compared to revenues of $1,513 for the three months ended June 30, 2016, an increase of 498.7%. This increase is explained by testing and adjustments for mining in 2017, as compared to the same period in 2016.

For the three months ended June 30, 2017, our consolidated cost of goods sold was $43,682, consisting entirely of production expenses, as compared to our consolidated cost of goods sold in the three months ended June 30, 2016 which was $24,123, and increase of 81.8%.

For the three months ended June 30, 2017, our gross loss was $34,624, as compared to our gross loss for the three months ended June 30, 2016 of $22,610, an increase of 53.1%. This result was primarily due the increase in the consolidated cost of goods sold which was greater than the increase in revenues.

For the three months ended June 30, 2017, we had an aggregate of $221,835 in operating expenses, as compared to an aggregate of $239,325 in operating expenses for the three months ended June 30, 2016, a decrease of 7.3%. This decline was due to lower general and administrative expenses, and stock-based compensation, which more than offset an increase in professional fees, and compensation and related costs.

For the three months ended June 30, 2017, we had total other expenses of $112,771 as compared to $21,470 in the three months ended June 30, 2016, an increase of 425.2%. This change was due to higher amortization of debt discount and other fees which more than offset the higher interest on promissory notes and the gain on derivative liability experienced during the same period in 2016.

For the three months ended June 30, 2017, we experienced a net loss attributable to Brazil Minerals, Inc. of $358,329, as compared to a net loss of $276,150 in the three months ended June 30, 2016, an increase of 29.8%. This result was mostly due to the greater other expenses in the three months ended Jun 30, 2017 which more than offset lower loss from operations as compared to the same period in 2016. On a per share basis (both basic and diluted), in the second quarter of 2017, we had net loss attributable to Brazil Minerals, Inc. of $0.01, as compared to a net loss of $0.02 in the second quarter of 2016.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017, we had revenues of $12,454 as compared to revenues of $4,069 for the six months ended June 30, 2016, an increase of 206.1%. This increase is explained by beginning of sales from mining after adjustments and testing.

For the six months ended June 30, 2017, our consolidated cost of goods sold was $76,877, consisting entirely of production expenses, as compared to $64,832 in our consolidated cost of goods sold in the six months ended June 30, 2016, and increase of 18.6%. This result was explained by higher expenses for mining preparation.

For the six months ended June 30, 2017, our gross loss was $64,423, as compared to our gross loss for the six months ended June 30, 2016 of $60,763, an increase of 6.0%. This result was primarily due the increase in the consolidated cost of goods sold which was greater than the increase in revenues.

For the six months ended June 30, 2017, we had an aggregate of $375,768 in operating expenses, as compared to an aggregate of $444,181 in operating expenses for the six months ended June 30, 2016, a decrease of 15.4%. This decline was due to lower professional fees, general and administrative expenses, and stock-based compensation, which more than offset an increase in compensation and related costs.

For the six months ended June 30, 2017, we had total other expenses of $203,421 as compared to $75,799 in the six months ended June 30, 2016, an increase of 168.4%. This change was due to higher amortization of debt discount and other fees which more than offset the higher interest in promissory notes and the gain on derivative liability experienced during the same period in 2017.

For the six months ended June 30, 2017, we experienced a net loss attributable to Brazil Minerals, Inc. stockholders of $627,634, as compared to a net loss of $566,758 in the six months ended June 30, 2016, an increase of 10.7%. This result was mostly due to the greater other expenses in the six months ended June 30, 2017 which more than offset lower loss from operations as compared to the same period in 2016.

Liquidity and Capital Resources

Net cash used in operating activities was $329,002 in the first six months of 2017, as compared to $347,224 in the first six months of 2016. Net cash used in investing activities was $6,615 in the first six months of 2017, as compared to $0 in the first six months of 2016. Net cash provided by financing activities was $332,446 in the first six months of 2016, as compared to $308,823 in the first six months of 2016.

As of June 30, 2017, we had total current assets of $129,240 compared to total current liabilities of $1,326,543 for a current ratio of 0.10 to 1 and working capital of ($1,197,303). By comparison, on June 30, 2016, we had total current assets of $168,328 compared to current liabilities of $1,548,160 for a current ratio of 0.11 to 1 and working capital of ($1,379,832). On an absolute basis, the relative improvement in working capital is primarily attributable to the decrease in outstanding convertible notes and other short-term obligations.

In the second quarter of 2017, our sources of liquidity were revenues and the issuance of equity and debt securities. In the second quarter of 2016, our sources of liquidity had also been revenues and issuances of equity and debt securities. During the second quarter of 2017, we received $2,500 in gross proceeds from the sale of common stock.

We believe that financial resources and funds generated from revenues, and equity and debt sales will provide cash flow for operations. We have no plans for any significant cash acquisitions in 2017 or in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2017, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold $2,500 in restricted common stock to Saul Rivas on April 6, 2017. The proceeds of such transaction were for use in the normal course of business of the Company. The shares were sold pursuant to an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") under Section 4(a)(2) of the Act.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2017. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial was effective as of June 30, 2017.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2017 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

BRAZIL MINERALS, INC.

Date: August 14, 2017	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer