Form 10-Q
period 2017-09-30
Brazil Minerals, Inc.
filed 2017-11-24
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 21, 2017 the registrant had 94,995,911 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	F-1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures.	5

PART II OTHER INFORMATION

Item 6.	Exhibits	6

Signatures		7

Exhibits/Certifications

Item 1.  FINANCIAL STATEMENTS
BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$145,547	$7,139
Taxes recoverable	29,077	28,264
Prepaid expenses	-	7,258
Inventory	81,185	78,911
Deposits and advances	4,479	-
Total current assets	260,288	121,572
Capital assets:
Property and equipment, net	415,664	421,927
Other assets:
Intangible assets, net	648,149	630,089
Total assets	$1,324,101	$1,173,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$403,960	$333,415
Convertible notes payable, net of debt discounts totaling $292,611 and $137,113, respectively	567,828	349,030
Related party payable	462,678	310,259
Total current liabilities	1,434,466	992,704
Long term liabilities:
Convertible notes payable -- noncurrent, net of debt discounts	-	-
Other noncurrent liabilities	203,784	191,391
Total liabilities	1,638,250	1,184,095

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 100,000,000 and 30,000,000 shares authorized, respectively;
86,181,478 and 64,752,286 shares issued and outstanding as of September 30, 2017 and
December 31, 2016, respectively	86,181	64,752
Additional paid-in capital	45,327,006	44,690,704
Accumulated other comprehensive loss	(454,169)	(489,516)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(46,945,727)	(45,823,698)
Total Brazil Minerals, Inc. stockholders' deficit	(1,768,052)	(1,339,101)
Non-controlling interest	1,453,903	1,328,594
Total stockholders' deficit	(314,149)	(10,507)
Total liabilities and stockholders' deficit	$1,324,101	$1,173,588

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$17,933	$7,752	$30,387	$11,821
Cost of revenue	36,651	47,461	113,528	112,293
Gross margin	(18,718)	(39,709)	(83,141)	(100,472)
Operating expenses:
Professional fees	60,362	51,512	137,621	147,634
General and administrative	106,948	92,883	261,108	287,569
Compensation and related costs	62,278	50,261	206,627	146,066
Stock based compensation	164,574	-	164,574	57,568
Total operating expenses	394,162	194,656	769,930	638,837
Loss from operations	(412,880)	(234,365)	(853,071)	(739,309)
Other expense (income):
(Gain) loss on derivative liabilities	-	(34,760)	-	(193,170)
Interest on promissory notes	29,920	(24,555)	80,950	91,913
Amortization of debt discounts and other fees	124,748	82,144	277,094	199,886
Other expense (income)	1,493	226,295	1,538	226,294
Total other expense (income)	156,161	249,124	359,582	324,923
Loss before provision for income taxes	(569,041)	(483,489)	(1,212,653)	(1,064,232)
Provision for income taxes	-	-	-	-
Net loss	(569,041)	(483,489)	(1,212,653)	(1,064,232)
Loss attributable to non-controlling interest	(74,646)	(38,762)	(90,624)	(24,777)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(494,395)	$(444,727)	$(1,122,029)	$(1,039,455)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	79,414,392	15,489,547	64,816,691	17,259,861

Comprehensive loss:
Net loss	$(569,041)	$(483,489)	$(1,212,653)	$(1,064,232)
Foreign curreny translation adjustment	40,960	-	35,347	-
Comprehensive loss	(528,081)	(483,489)	(1,177,306)	(1,064,232)
Comprehensive loss attributable to noncontrolling interests	(74,646)	(38,762)	(90,624)	(24,777)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(453,435)	$(444,727)	$(1,086,682)	$(1,039,455)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities of continuing operations:
Net loss	$(1,212,653)	$(1,064,232)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	167,741	57,568
Unrealized (gain) loss from change in derivative liabilities	-	(193,170)
Amortization of debt discounts	277,094	200,393
Excess fair market value of common stock issued in satisfaction of related party liabilities	-	37,784
Gain on exchange of preferred shares for common stock to noncontrolling interests of subsidiary company	-	(2,964)
Loss on extinguishment of debt	-	229,426
Depreciation and amortization	55,521	60,576
Changes in operating assets and liabilities:
Accounts receivable	-	1,586
Taxes recoverable	-	(20,529)
Prepaid expenses	-	(1,116)
Inventory	-	16,594
Deposits and advances	(4,469)	-
Accounts payable and accrued expenses	72,977	182,710
Accrued salary due to officer	87,500	104,130
Other noncurrent liabilities	6,874	(26,732)
Net cash provided by (used in) operating activities	(549,415)	(417,976)

Cash flows from investing activities:
Acquisition of capital assets	(37,991)	(18,492)
Net cash provided by (used in) investing activities	(37,991)	(44,544)

Cash flows from financing activities:
Loan from officer	64,889	(28,960)
Net proceeds from sale of common stock	21,834	188,300
Proceeds from sale of preferred stock	-	34,500
Proceeds from sale of subsidiary common stock to noncontrolling interests	212,766	31,000
Proceeds from convertible notes payable	415,420	147,500
Proceeds from loans payable	79,000	-
Repayment of loans payable	(79,000)	-
Net cash provided by (used in) financing activities	714,909	372,340

Effect of exchange rates on cash and cash equivalents	11,776	37,825
Net increase (decrease) in cash and cash equivalents	139,279	(52,355)
Cash and cash equivalents at beginning of period	6,268	64,357
Cash and cash equivalents at end of period	$145,547	$12,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital assets with taxes receivable	$-	$49,883
Shares issued in connection with conversion of debt and accrued interest	$66,115	$322,584
Conversion of notes payable and accrued interest into subsidiary common stock	$-	$156,250
Conversion of Series B preferred stock into common stock of subsidiary company	$-	$733,831
Deferred financing costs accrued in relation to the issuance of debt	$-	$5,800
Discount for beneficial conversion features on convertible notes	$405,208	$165,343
Dividends payable to Series B preferred shareholders	$-	$82,350

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("BMIX" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. The Company, through subsidiaries, mines and sells diamonds, gold, sand and mortar. The Company, through subsidiaries, outright or jointly owns 10 mining concessions and 28 other mineral rights in Brazil, for diamonds, gold, sand and manganese. The Company, through subsidiaries, owns one large fixed plant and one modular mobile plant for diamond and gold processing and recovery, a sand processing and mortar plant, trucks and earth-moving capital equipment used for mining.

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

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda ("MJL") to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company, in exchange for all of the common stock of JGC. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of September 30, 2017, the Company has ownership of approximately 58% of the equity of JGC. As such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements. See Note 2 for more information.

All material intercompany accounts and transactions have been eliminated in consolidation.

Share Count

All share and per share amounts have been restated to give effect to a 1-for-500 reverse split of the Company's common stock which was filed in the state of Nevada on December 15, 2016 and became effective on January 27, 2017.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not indicative of the results that may be expected for the full year.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2017 and December 31, 2016, the Company does not have any level 2 or 3 assets or liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian reais (translating into approximately $78,900 as of September 30, 2017).

Inventory

Inventory for the Company consists of diamonds, gold, ore stockpile, parts, supplies and related production costs and is stated at lower of cost or market. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At September 30, 2017 and December 31, 2016, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. No value was placed on sand.

Value-Added Taxes Receivable

The Company records a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments. On April 20, 2016, the Company's taxes receivable decreased by $50,496 with the recovery of such amount being used in the acquisition of a Mercedes Benz truck, through a state government program.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The diamond and gold processing plants, vehicles, and other machinery are depreciated over an estimated useful life of 10 years; and computer and other office equipment over an estimated useful life of 3 years. Accumulated depreciation as of September 30, 2017 and December 31, 2016, was $333,985 and $271,208 respectively.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of September 30, 2017 and December 31, 2016, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Typically, the Company records revenues upon delivery of the products to the customer. As of September 30, 2017 and December 31, 2016, the Company had deposits of $0 and $0, respectively, related to proceeds received for future diamond and gravel sales which have been recorded as customer deposits. See Note 4 and 6 for additional information related to these agreements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2017 and December 31, 2016, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of September 30, 2017, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of September 30, 2017, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

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

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Intangible Assets

Intangible assets consist of mining rights at MDB and RST and are not amortized as the mining rights are perpetual. The carrying value was $648,149 and $630,089 at September 30, 2017 and December 31, 2016, respectively.

Accounts Payable and Accrued Liabilities

	As of	As of
	September 30, 2017	December 31, 2016
Accounts payable and other accruals	$158,294	$162,976
Accrued interest	245,666	170,439
Total	$403,960	$333,415

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a Senior Secured Convertible promissory note in the principal amount of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock, par value $0.001 per share at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of September 30, 2017, the Company has accrued interest payable totaling $219,309. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. A debt discount related to the value of the warrants in the amount of $10,252 was recorded and was being amortized over the life of the note. As of December 31, 2015, the discount was fully amortized.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of $2.50 per share for a period of three years. The convertible promissory notes incur interest at 10.0% and are due January 30, 2018. The convertible promissory notes are convertible at the option of the holder at a rate of $1.25 per share. Debt discount related to the relative fair market value of the options in the amount of $22,423 and implied beneficial conversion features of $22,423, totaling $44,846, were recorded and are being amortized over the life of the notes. During the years ended December 31, 2016 and 2015, $27,406 and $17,440 of the discount was amortized to interest expense, respectively. As of December 31, 2016, the discount was fully amortized to interest expense, and the notes were converted into 160,000 shares of the Company's common stock, 192,000 shares of JGC common stock, and 384,000 stock purchase warrants for JCG common stock. The 192,000 shares of JGC common stock were valued at $192,000, or $1.00 per share, which represents fair market value as of such date. The 384,000 warrants are exercisable at $1.50 for a two-year period from issuance. The JGC warrants were valued at $37,426 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk-free interest rate of 0.71% and an expected term of 2.0 years. As a result, a noncontrolling interest of $229,425 was recorded in the consolidated financial statements.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2017, the Company issued to one noteholder in various transactions $435,535 in convertible promissory notes with fixed floors and received an aggregate of $415,420 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $405,208 were recorded and are being amortized over the life of the notes.

Including the convertible notes payable discussed in the preceding paragraphs, as of September 30, 2017, the Company has $891,389 in principal of notes payable. These convertible notes have maturity dates ranging from currently due to September 2018. The combination of the OID, fees paid and allocation to the derivative liabilities resulted in various discounts to these convertible notes payable with a remaining total of $298,101. During the nine months ended September 30, 2017 and 2016, $277,094 and $97,912 of the discounts were amortized to interest expense, respectively.

During the nine months ended September 30, 2017 and 2016, the Company issued 19,629,192 and 5,183,869 shares of common stock upon conversion of $66,115 and $154,391, respectively, in convertible notes payable and accrued interest.

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

As of September 30, 2017, no derivative liability was recorded.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2017, the Company's convertible notes are convertible into an aggregate of approximately 293,542,262 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

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

As of September 30, 2017, the Company had 100 million common shares authorized with a par value of $0.001 per share.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, there was no Series C Preferred Stock outstanding.

Nine Months Ended September 30, 2017 Transactions

During the nine months ended September 30, 2017, the Company issued 1,800,000 shares of common stock for cash proceeds of $21,834.

Nine Months Ended September 30, 2016 Transactions

During the nine months ended September 30, 2016, the Company issued 700,000 shares of common stock for cash proceeds of $21,000. In addition, the Company received cash deposits in 150,000 for the sale of common stock. At September 30, 2016, the Company recorded the amount as a current liability.

During the nine months ended September 30, 2016, the Company issued 836,486 shares of common stock to its CEO in satisfaction of amounts payable. The shares were valued based upon the closing market price of the Company's common stock on the date the service was complete. In addition, the Company has agreed to issue additional shares of common stock if the effective price of a future common stock transaction decreases.

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

No stock options were granted during the nine months ended September 30, 2017.

See Note 6 discussion regarding options issued in connection with future diamond sales.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

In June 2015, in connection with a common stock raise, the Company issued warrants to purchase an aggregate of 62,308 shares of the Company's common stock that expired on August 31, 2017 and had an exercise price of $0.50 per share. The value of the warrants was approximately $30,000 based upon Black-Scholes option pricing model. No entry was required as the warrants were issued in connection with raising capital and thus would have offset any proceeds received.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Chief Executive Officer

As of September 30, 2017 and December 31, 2016, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $462,678 and $310,259, respectively.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except for the items below:

On October 23, 2017, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 250,000,000.

On November 24, 2017, Article III, Section 7 of the Bylaws of the Company were amended to clarify that all vacancies in the Board of Directors, other than a vacancy created by a removal of a director without cause, may be filled by the vote of the remaining directors, even if less than a quorum.

On November 24, 2017, Ambassador Paul Durand, the Company's Secretary and a director, resigned from both positions for health reasons.

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

Our progress has been steady, and can be measured in at least two quantifiable ways. First, in terms of mineral assets, in early 2013, our initial year of operations under the current business model and management team, we had 3 mineral rights. As of September 30, 2017, we had 37 mineral rights, as follows:

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

From 2013 to today, we have been taking shape as a holding company owner of different subsidiaries. As of September 30, 2017, we owned the following material stakes:

(1)   100% of BMIX Participações Ltda ("BMIXP");
(2)   100% of Mineração Duas Barras Ltda ("MDB");
(3)   50% of RST Recursos Minerais Ltda. ("RST");
(4)   100% of Hercules Resources Corporation ("HRC");
(4)   100% of Hercules Brasil Ltda. ("HBR");
(5)   55% of Jupiter Gold Corporation ("JGC").

JGC is conducting an initial public offering of its common shares. It hopes to have its common stock quoted on the over the counter market sometime by late Q4 2017 or during Q1 2018.

Results of Operations

Quarter Ended September 30, 2017 Compared to Quarter ended September 30, 2016

In the quarter ended September 30, 2017, we had revenues of $17,933 as compared to revenues of $7,752 in the quarter ended September 30, 2016, an increase of 131%. This increase is explained by the Company's gradual return to mining as compared to the same period in 2016, although certain equipment repair hindered obtaining a higher level of production and revenues in 2017.

Our consolidated cost of goods sold in the third quarter of 2017 was $36,651, consisting entirely of production expenses, and comparable to our consolidated cost of goods sold in the third quarter of 2016, which was $47,461, a decrease of 23%. This was attributable to the fact that the producing locations were of easier access, thus decreasing use of diesel and personnel time.

Our gross loss in the third quarter of 2017 was $18,718, as compared to our gross loss in the third quarter of 2016 of $39,709, a decrease of 53%. This result was due the simultaneous increase in revenues and decrease in the consolidated cost of goods sold.

We had an aggregate of $394,162 in operating expenses in the third quarter of 2017, as compared to an aggregate of $194,656 in operating expenses in the third quarter of 2016, an increase of 102%. This increase was due primarily to the existence of stock-based compensation in the third quarter of 2017 which, although non-cash, is treated as an operational expense, versus none in the same period in 2016.

In the third quarter of 2017 we had total other expenses of $156,161 as compared to $249,124 in the third quarter of 2016, a decrease of 37%. This change was due to lower other expenses in the third quarter of 2017 which more than compensated for higher interest in promissory notes and higher amortization of debt discount and other fees.

In the third quarter of 2017, we experienced a net loss attributable to Brazil Minerals, Inc. common stockholders of $494,395, as compared to a net loss of $444,727 attributable to Brazil Minerals, Inc. common stockholders in the third quarter of 2016, an increase of 11%. This result was mostly due to the greater loss from operations and greater loss attributable to minority interest in the third quarter of 2017 which more than offset lower total other expenses in the same period in 2016. On a per share basis (both basic and diluted), in the third quarter of 2017, we had net loss attributable to Brazil Minerals, Inc. common stockholders of $0.01, as compared to a net loss attributable to Brazil Minerals, Inc. common stockholders of $0.03 in the third quarter of 2016.

Net cash used in operating activities was $549,415 in the first nine months of 2017, as compared to $417,976 in the first nine months of 2016. Net cash used in investing activities was $37,991 in the first nine months of 2017, as compared to $44,544 in the first nine months of 2016. Net cash provided by financing activities was $714,909 in the first nine months of 2017, as compared to $372,340 in the first nine months of 2016. [you should be giving explanations for the changes in all of these line items]

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $260,288 compared to total current liabilities of $1,434,466 for a current ratio of 0.18 to 1 and working capital of ($1,174,178). By comparison, on September 30, 2016, we had total current assets of $121,572 compared to current liabilities of $992,704 for a current ratio of 0.12 to 1 and working capital of ($871,132).

In the third quarter of 2017, our sources of liquidity were revenues and the issuance of our debt securities and the issuance of equity in our subsidiary, JGC. In the third quarter of 2016, our sources of liquidity had also been revenues and issuances of equity and debt securities.

We believe that financial resources and funds generated from revenues, and equity and debt sales will provide cash flow for operations. We have no plans for any significant cash acquisitions for the remainder of 2017 or in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2017, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2017. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of September 30, 2017.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2017 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

BRAZIL MINERALS, INC.

Date: November 24, 2017	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer