Form 10-Q/A
period 2017-09-30
Brazil Minerals, Inc.
filed 2017-12-22
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 22, 2017 the registrant had 98,347,944 shares of common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

Brazil Minerals, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as originally filed with the Securities and Exchange Commission (the "SEC") on November 24, 2017 (the "Original Form 10-Q").  The purpose of this Amendment is to amend the Original Form 10-Q's XBRL exhibits to correct a technical problem. New certifications of the Chief Executive Officer and Chief Financial Officer are also being filed herewith.

Except for the amendments described above, this Amendment does not amend or otherwise update any other information in the Original Form 10-Q. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-Q was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference herein and the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

BRAZIL MINERALS, INC.

Date: December 22, 2017	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer