Form 10-K
period 2017-12-31
Brazil Minerals, Inc.
filed 2018-04-17
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on such date as reported by Nasdaq.com) was approximately $857,603. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant's stock, are affiliates of the Registrant.

As of April 8, 2018, there were outstanding 170,228,912 shares of the registrant's common stock.

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

PART I
Item 1. Description of Business.

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") has two components to its business model: 1) Growing a portfolio of mineral rights in a wide spectrum of strategic and sought-after minerals, from which equity holdings and/or royalty interests will develop, and 2) Mining certain specific areas for gold, diamonds, and sand.. We consolidate our results in this Annual Report.

Our progress as an exploration project generator has been steady. In early 2013 we owned mineral rights for gold and diamonds. Since then we have grown several-fold our bank of high quality mineral properties (the "BMIX Mineral Bank") to currently include mineral rights for gold, diamonds, cobalt, copper, lithium, manganese, nickel, precious gems (aquamarine, beryl, tourmaline) and sand.

Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016, and we own approximately 55.4% of Jupiter Gold's equity.

Emerging Growth Company Status

Until December 31, 2017, we were deemed to be an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Since our predecessor was incorporated in December 2011 and completed an initial public offering in June 2012, our status as an emerging growth company expired on December 31, 2017.

Markets

Rough Diamonds

The market for our rough diamonds is local and with demand from various buyers. Prices for rough diamond are set globally in U.S. dollars.

Polished Diamonds

The market for our polished diamonds is global and with prices normally quoted in U.S dollars. Their price is determined by the so-called four C's – color, carat weight, clarity, and cut. All of our exported diamonds to date have been certified and graded at the Gemological Institute of America ("GIA"), considered the premier analytical laboratory. The highest color grade our polished diamonds have obtained from GIA has been "E", the 2nd highest possible grade (the color scale starts at "D"). The best clarity that our polished diamonds have obtained from GIA has been "VVS1", the 2nd best clarity possible. The majority of our polished diamonds have been graded F-G for color and VVS2-VS2 for clarity. Their cut has been round brilliant, and their weight has been between 0.4 and 2.0 carats. The Rapaport valuation of our polished diamonds graded at GIA has been approximately $3,250 per carat. Rapaport is a diamond service provider that publishes well-known, periodic pricing valuations for diamonds based on the four C's, as described above.

Gold

The market for our gold is local with demand from various buyers. The price of our 96%-purity gold bars is determined by the global price for gold and quoted in U.S. dollars.

Sand

The market for our sand is local and priced in Brazilian reais. There are various local buyers for our sand, mostly owners of supply stores that cater to the construction industry. Our sand has been analyzed at a well-regarded analytical laboratory in Brazil and found to have high silica levels and low organic matter, both characteristics of high quality sand.

Demand

When we have diamond and gold for sale, demand for our products has been robust. We have been constrained on supply primarily by equipment malfunction and additionally by need for more working capital to expand operations. Demand for our sand is highly dependent on the health of the Brazilian economy since it is used in construction projects.

Distribution

We have not had material issues or bottlenecks with distribution of our products.

Competition

Diamonds, gold and sand production are difficult fields to penetrate due to regulatory requirements, long wait times for permitting and limited availability of new resource areas. We have had competition from illegal exploration of sand areas along the Jequitinhonha River, and we have notified the local authorities concerning such activities.

Seasonality

Our ability to mine for diamonds and gold is highly seasonal. The local rainy season lasts from December through April during which time open sky mining is reduced or stopped depending on the severity of the rains and storms. We expect that during this period our revenues will be substantially lower than during other periods.

Raw Materials

We do not have any material dependence on any raw material or raw material supplier. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

None which is material.

Government Regulation

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by the mining department, a federal entity, and each state in Brazil has an office of this federal entity. For each mineral right that we own, we file any paperwork related to it in the office of the mining department in the state in which such mineral right is located. We believe that we maintain a good relationship with the mining department and that our methods of monitoring are adequate for our current needs.

The mining department normally inspects our operations once a year via an unannounced visit which is their standard practice.  We estimate that it costs $10,000 annually to maintain compliance with various mining regulations.

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

The environmental agency normally inspects our operations once every one or two years which is standard practice for companies in good standing. We estimate that it costs $10,000 annually to maintain compliance with various environmental regulations.

Surface disturbance from any open pit mining performed by us is in full compliance with its mining plan as approved the local regulatory agencies. We regularly recuperate areas that have been exploited. The current environmental regulations state that after all mining has ceased (however long that may take), there would still be five years of available time for any necessary recuperation to be performed. Our mining and recovery processing for diamonds and gold does not use any chemical products. Tests are conducted regularly and there are no records of groundwater contamination.

Export Regulation

The export of rough diamonds from Brazil complies with the United Nations Kimberley Process certification system of which Brazil is a signatory country. This system was implemented to prevent entrance to the diamond marketplace of those gems produced in areas where human exploitation and other specific illicit activities exist. To our knowledge, Brazil was never a jurisdiction that had such issues.

Employees and Independent Contractors

As of April 10, 2018, we had 6 full-time employees. We also periodically retain consultants to provide specific services deemed necessary. We consider our employee relations to be very good.

Form and Year of Organization & History to Date

We were incorporated in the State of Nevada on December 15, 2011. From inception until December 2012, we were focused in the software business, which was discontinued when the current management team and business focus began. The Company changed name to Brazil Minerals, Inc. in December 2012.

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

Vaaldiam, the previous owner of this mining concession, and at that time a publicly-traded Canadian company, performed detailed geological studies leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator and filed in SEDAR. The NI 43-101 report describes the existence of mineralized materials amounting to 1,639,200 cubic meters with the following concentrations: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. Vaaldiam also submitted a bankable feasibility study to the Brazilian mining department in accordance with local regulations. The NI 43-101 technical report and the bankable feasibility study were not prepared in accordance with the SEC-sanctioned Industry Guide 7 for mining companies. Under such regulation, no assertion can be made about reserves and the term "resources" is not recognized.

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

As of today, we need additional equity or debt financing beyond our existing cash to operate. This additional financing may not become available and, if available, may not be available on terms that are acceptable to us. If we do obtain acceptable funding, the terms and conditions of receiving such capital would likely result in further dilution. If we are not successful in raising capital or sufficient capital, we will have to modify our business plans and substantially reduce or eliminate operations, or as an extreme measure seek reorganization. In these events, you could lose a substantial part or all of your investment.

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

One share of our Series A Preferred Stock is issued, outstanding and held since 2012 by Marc Fogassa, our Chairman and Chief Executive Officer. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock and any other class or series of capital stock entitled to vote with the Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

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

Our common stock has traded below $5 and is therefore defined as a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and rules of the SEC.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect a stockholder's ability to resell any of our shares in the public markets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mineral Properties

Our mineral properties are listed in the following table and summarized below.

Project Name	Minerals	Location (state, country)	Area (acres)	Status
Jequitinhonha Valley	Diamonds, Gold, Sand	Minas Gerais, Brazil	27,955	active mining
Goiás	Cobalt, Copper, Nickel	Goiás, Brazil	5,011	pre-research planning
Salinas	Lithium, Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais, Brazil	288	pre-research planning
Paracatu*	Gold	Minas Gerais, Brazil	795	research phase
Crixás*	Gold	Goiás, Brazil	4,925	research phase
Itabira*	Gold	Minas Gerais, Brazil	4,069	research phase
Diamantina*	Manganese	Minas Gerais, Brazil	4,970	research phase
Serrita*	Gold	Pernambuco, Brazil	14,169	pre-research planning
Amazonas*	Gold	Amazonas, Brazil	69,030	pre-research planning

* Projects owned by our subsidiary, Jupiter Gold.

Diamond, Gold, Sand – Jequitinhonha Valley

Brazil Minerals, through subsidiaries, has 31 mineral rights for diamond, gold, and sand, on and near the margins of the Jequitinhonha River in the state of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold production; it has hosted alluvial production since the 18th century.

One of our mineral rights, covering 422 acres, is a mining concession for diamond, gold and sand. Our concession, awarded by the Brazilian federal government through the Brazilian mining department, is the highest level of mineral right in Brazil. It permits us to mine in perpetuity provided that environmental licenses are kept current and that mining guidelines are followed.

Mineralization

Vaaldiam, the previous owner of this mining concession, and at that time a publicly-traded Canadian company, performed detailed geological studies leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator and filed in SEDAR. The NI 43-101 report describes the existence of mineralized materials amounting to 1,639,200 cubic meters with the following concentrations: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. Vaaldiam also submitted a bankable feasibility study to the Brazilian mining department in accordance with local regulations. The NI 43-101 technical report and the bankable feasibility study were not prepared in accordance with the SEC-sanctioned Industry Guide 7 for mining companies. Under such regulation, no assertion can be made about reserves and the term "resources" is not recognized.

Equipment & Processing

Gold and diamonds are present within gravel found in alluvial material in our concession area. Following drilling for identification of mineralized areas, we excavate the chosen perimeters, and gravel is removed and accumulated by excavator and bulldozer working together and later transported by truck to our recovery unit described below.

Recovery Plants

We have two working recovery plants for diamonds and gold. Our subsidiary, Jupiter Gold owns a modular recovery plant which utilizes a large centrifuge for recovery, currently deployed in this concession area. During 2017, this plant was completed, tested and made operational. The plant uses centrifugation as the primary method of gold separation. Material identified as potentially containing diamonds is retrieved and further processed in specific high-precision equipment for detection of diamonds, located in our large plant, as described below.

The modular plant is highly cost-effective and has become our preferred method of gold and diamond recovery. Under an agreement between Brazil Minerals and Jupiter Gold, this modular plant is solely operated by Brazil Minerals which retains 100% of the diamonds and 50% of the gold recovered from it, while the other 50% of gold is for the account of Jupiter Gold. Under U.S. GAAP consolidation of financial results for subsidiaries, any gold revenues obtained by Jupiter Gold are added to the revenues of Brazil Minerals.

Our other plant at this concession is regarded as the largest such type in Latin America and capable of processing upwards of 45 tons of gravel per hour of operation. It was acquired when we took over the concession. From the best information we have, this plant cost $2.5 million and was built by South African mining engineers. We utilize the state-of-the-art diamond recovery facilities from this large plant, following separation of concentrated diamondiferous-yielding material obtained after initial processing in our modular plant. We also utilize the gold laboratory unit of the large plant for final processing of gold obtained from our modular plant.

Fuel & Water

All of our equipment at the concession runs on diesel, purchased from multiple local vendors. Our water comes from lagoons that receive water from the Jequitinhonha River. We do not utilize any chemicals in any processes.

No Chemicals

All of our processing is based on washing auriferous and diamondiferous gravel with water, then applying physical processes such as sieving, shaking, followed by centrifugation. Gold and diamonds are heavy substances, allowing separation by such methods. The final step in diamond recovery uses diffraction differential in light emitted by diamonds versus non-diamonds.

Sand

The mining concession contains a sand bay from which in natura sand is extracted via excavator and sold to truckers. Our sand is of high-quality and sought after locally for civil construction projects.

Logistics

Our mining concession is an approximately one and half hour drive from Montes Claros with a population close to 700,000 people, with all needed services and the regional airport.

Map

TOPOGRAPHIC MAP DETAILS
1:10.000
N
W
E
S
Legend
Internal Access Road
"Rio Jequitinhonha" (Jequitinhonha River)
Mineral Right 806.569/1977
Silva e Oliveira
Projetos Minero-Ambientais
Silva e Oliveira Projetos Mineração Ltda ME.
CNPJ:19.178.784/0001-70
WILLIAN CORREA DE OLIVEIRA
CREA-MG: 129.413/TD
JEQUITINHONHA
RIVER
MAP OF BRAZIL
RR
AP
AM
PA
MA
CE
RN
PB
PE
AL
PI
AC
RO
TO
BA
MT
GO
MG
ES
MS
SP
RJ
PR
SC
RS
1:5.000.000
Montes Claros
Belo Horizonte
MAP OF THE STATE OF MINAS GERAIS
0
250.000
500.000
1.000.000
Meters
0
1.000
2.000
Meters

Additional Area

We have obtained an initial permit for mining another mineral right that is located approximately two miles downstream from the mining concession described above. This mineral right has 1,310 acres, and our current authorization covers only a small part of this available surface area. We have drilled this area and identified presence of both gold and diamonds. We intend to move to this area for recovery after further exploitation of the mining concession described above. A map of this area is found below.

Map

TOPOGRAPHIC MAP DETAILS
1:15.000
N
W
E
S
Legend
Internal Access Road
"Rio Jequitinhonha" (Jequitinhonha River)
Mineral Right 802.267/1977
Silva e Oliveira
Projetos Minero-Ambientais
Silva e Oliveira Projetos Mineração Ltda ME.
CNPJ:19.178.784/0001-70
WILLIAN CORREA DE OLIVEIRA
CREA-MG: 129.413/TD
JEQUITINHONHA
RIVER
0
1.000
2.000
Meters
MAP OF BRAZIL
RR
AP
AM
PA
MA
CE
RN
PI
PE
AL
AC
RO
TO
BA
MT
GO
MG
ES
MS
SP
RJ
PR
SC
RS
1:5.000.000
Montes Claros
Belo Horizonte
MAP OF THE STATE OF MINAS GERAIS
0
250.000
500.000
1.000.000
Meters

Gold – Paracatu

The Paracatu project, held by our subsidiary, Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the early 17th century by pioneers searching for gold.  Today Paracatu is home to the largest gold mine in Brazil, "Morro do Ouro" (Gold Hill), owned and operated by Kinross Gold, a large global producer. Morro do Ouro is an open-sky mine, with an ore body of 16 million ounces of gold, and annual production of 480,000 ounces, according to publicly-available information. The Paracatu project area is located only a few miles downstream from Morro do Ouro.

The Paracatu project is exploratory and Jupiter Gold intends to begin a drilling study during the second quarter of 2018.

Gold – Crixás

The Crixás project, held by our subsidiary Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the 18th century by pioneers searching for gold. Today Crixás is home to the some of the largest gold operations in Brazil, with large gold mines and projects from AngloGold Ashanti and Cleveland Mining. AngloGold Ashanti's operations in Crixás encompass three underground and two open sky mines, with an ore body of greater than 7 million ounces of gold and annual production of 132,000 ounces, according to publicly-available information.

The Crixás project is exploratory, and Jupiter Gold intends to begin a field study in late 2018.

Gold – Itabira

The Itabira project, held by our subsidiary Jupiter Gold, consists of a mineral right for gold in a region of Brazil near Itabira called the "Quadrilátero Ferrífero" (Iron Quandrangle) known for large iron mines as well as gold mines.

Manganese – Diamantina

The Diamantina project, held by our subsidiary, Jupiter Gold, consists of two mineral rights for manganese in the region in and surrounding Diamantina where other companies have explored for manganese.

The Diamantina project is exploratory, and Jupiter Gold intends to begin a field study in late 2018.

Cobalt, Copper, Nickel – Goiás

The Goiás project, held by our subsidiary Jupiter Gold, consists of two mineral rights for cobalt, copper, and nickel in the region in and surrounding Montes Claros de Goiás, where other companies have explored for these minerals, and some of the largest Brazilian reserves of nickel are located, according to publicly-available information.

The Goiás project is exploratory, and Jupiter Gold intends to study the area or enter into a partnership for its study.

Lithium – Salinas

The Salinas project consists of a mineral right for lithium, aquamarine, beryl, tourmaline, granite, and feldspar in the Salinas district, where other companies have explored for these minerals.

The Salinas project is exploratory, and we intend to study the area or enter into a partnership for its study.

Gold – Serrita

The Serrita project, held by our subsidiary, Jupiter Gold, consists of three mineral rights for gold in the Serrita district, a known gold district.

The Serrita project is exploratory, and Jupiter Gold intends to study the area or enter into a partnership for its study.

Gold – Amazonas

The Amazonas project, held by our subsidiary, Jupiter Gold, consists of three mineral rights for gold in the Apui area, a known gold district.

The Amazonas project is exploratory, and Jupiter Gold intends to study the area or enter into a partnership for its study.

Offices

The Company's principal place of operations and office is in the municipality of Olhos D'Agua in the state of Minas Gerais in Brazil. We also utilize an office in Pasadena, California.

Item 3. Legal Proceedings.

None which are material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2016 and 2017. Prices have been proportionally adjusted to reflect a 1 for 500 reverse stock split effective January 27, 2017.

	Year Ended
Quarters	December 31, 2016
	High	Low
2016
First (1/1-3/31)	$0.1000	$0.0500
Second (4/1-6/30)	$0.1000	$0.0500
Third (7/1-9/30)	$0.1000	$0.0500
Fourth (10/1-12/31)	$0.1000	$0.0500

	Year Ended
Quarters	December 31, 2017
	High	Low
2017
First (1/1-3/31)	$0.0500	$0.0100
Second (4/1-6/30)	$0.0319	$0.0100
Third (7/1-9/30)	$0.0360	$0.0040
Fourth (10/1-12/31)	$0.0089	$0.0035

As of April 10, 2018 we had 184 holders of record of our common stock as such term is defined in SEC rules, according to records maintained by our transfer agent.

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

In 2017, our Board of Directors approved our 2017 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2017 with respect to the 2017 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "(a)") (c)

Equity compensation plans approved by security holders	0		0	0

Equity compensation plans not approved by security holders (2017 Stock Incentive Plan)	25,000,000	$	n/a	25,000,000

Total	25,000,000	$	n/a	25,000,000

Sales of Unregistered Securities

None during the 4th quarter of 2017.

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

Overview

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") has two components to its business model: 1) Growing a portfolio of mineral rights in a wide spectrum of strategic and sought-after minerals, from which equity holdings and/or royalty interests will develop, and 2) Mining certain specific areas for gold, diamonds, and sand.. We consolidate our results in this Annual Report.

Our progress as an exploration project generator has been steady. In early 2013 we owned mineral rights for gold and diamonds. Since then we have grown several-fold our bank of high quality mineral properties (the "BMIX Mineral Bank") to currently include mineral rights for gold, diamonds, cobalt, copper, lithium, manganese, nickel, precious gems (aquamarine, beryl, tourmaline) and sand.

Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016, and we own approximately 55.4% of Jupiter Gold's equity.

Our mineral properties are listed in the following table and summarized below.

Project Name	Minerals	Location (state, country)	Area (acres)	Status
Jequitinhonha Valley	Diamonds, Gold, Sand	Minas Gerais, Brazil	27,955	active mining
Goiás	Cobalt, Copper, Nickel	Goiás, Brazil	5,011	pre-research planning
Salinas	Lithium, Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais, Brazil	288	pre-research planning
Paracatu*	Gold	Minas Gerais, Brazil	795	research phase
Crixás*	Gold	Goiás, Brazil	4,925	research phase
Itabira*	Gold	Minas Gerais, Brazil	4,069	research phase
Diamantina*	Manganese	Minas Gerais, Brazil	4,970	research phase
Serrita*	Gold	Pernambuco, Brazil	14,169	pre-research planning
Amazonas*	Gold	Amazonas, Brazil	69,030	pre-research planning

* Projects owned by our subsidiary, Jupiter Gold.

Diamond, Gold, Sand – Jequitinhonha Valley

Brazil Minerals, through subsidiaries, has 31 mineral rights for diamond, gold, and sand, on and near the margins of the Jequitinhonha River in the state of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold production; it has hosted alluvial production since the 18th century.

One of our mineral rights, covering 422 acres, is a mining concession for diamond, gold and sand. Our concession, awarded by the Brazilian federal government through the Brazilian mining department, is the highest level of mineral right in Brazil. It permits us to mine in perpetuity provided that environmental licenses are kept current and that mining guidelines are followed.

Mineralization

Vaaldiam, the previous owner of this mining concession, and at that time a publicly-traded Canadian company, performed detailed geological studies leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator and filed in SEDAR. The NI 43-101 report describes the existence of mineralized materials amounting to 1,639,200 cubic meters with the following concentrations: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. Vaaldiam also submitted a bankable feasibility study to the Brazilian mining department in accordance with local regulations. The NI 43-101 technical report and the bankable feasibility study were not prepared in accordance with the SEC-sanctioned Industry Guide 7 for mining companies. Under such regulation, no assertion can be made about reserves and the term "resources" is not recognized.

Equipment & Processing

Gold and diamonds are present within gravel found in alluvial material in our concession area. Following drilling for identification of mineralized areas, we excavate the chosen perimeters, and gravel is removed and accumulated by excavator and bulldozer working together and later transported by truck to our recovery unit described below.

Recovery Plants

We have two working recovery plants for diamonds and gold. Our subsidiary, Jupiter Gold owns a modular recovery plant which utilizes a large centrifuge for recovery, currently deployed in this concession area. During 2017, this plant was completed, tested and made operational. The plant uses centrifugation as the primary method of gold separation. Material identified as potentially containing diamonds is retrieved and further processed in specific high-precision equipment for detection of diamonds, located in our large plant, as described below.

The modular plant is highly cost-effective and has become our preferred method of gold and diamond recovery. Under an agreement between Brazil Minerals and Jupiter Gold, this modular plant is solely operated by Brazil Minerals which retains 100% of the diamonds and 50% of the gold recovered from it, while the other 50% of gold is for the account of Jupiter Gold. Under U.S. GAAP consolidation of financial results for subsidiaries, any gold revenues obtained by Jupiter Gold are added to the revenues of Brazil Minerals.

Our other plant at this concession is regarded as the largest such type in Latin America and capable of processing upwards of 45 tons of gravel per hour of operation. It was acquired when we took over the concession. From the best information we have, this plant cost $2.5 million and was built by South African mining engineers. We utilize the state-of-the-art diamond recovery facilities from this large plant, following separation of concentrated diamondiferous-yielding material obtained after initial processing in our modular plant. We also utilize the gold laboratory unit of the large plant for final processing of gold obtained from our modular plant.

Fuel & Water

All of our equipment at the concession runs on diesel, purchased from multiple local vendors. Our water comes from lagoons that receive water from the Jequitinhonha River. We do not utilize any chemicals in any processes.

No Chemicals

All of our processing is based on washing auriferous and diamondiferous gravel with water, then applying physical processes such as sieving, shaking, followed by centrifugation. Gold and diamonds are heavy substances, allowing separation by such methods. The final step in diamond recovery uses diffraction differential in light emitted by diamonds versus non-diamonds.

Sand

The mining concession contains a sand bay from which in natura sand is extracted via excavator and sold to truckers. Our sand is of high-quality and sought after locally for civil construction projects.

Logistics

Our mining concession is an approximately one and half hour drive from Montes Claros with a population close to 700,000 people, with all needed services and the regional airport.

Map

Additional Area

We have obtained an initial permit for mining another mineral right that is located approximately two miles downstream from the mining concession described above. This mineral right has 1,310 acres, and our current authorization covers only a small part of this available surface area. We have drilled this area and identified presence of both gold and diamonds. We intend to move to this area for recovery after further exploitation of the mining concession described above. A map of this area is found below.

Map

Gold – Paracatu

The Paracatu project, held by our subsidiary, Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the early 17th century by pioneers searching for gold.  Today Paracatu is home to the largest gold mine in Brazil, "Morro do Ouro" (Gold Hill), owned and operated by Kinross Gold, a large global producer. Morro do Ouro is an open-sky mine, with an ore body of 16 million ounces of gold, and annual production of 480,000 ounces, according to publicly-available information. The Paracatu project area is located only a few miles downstream from Morro do Ouro.

The Paracatu project is exploratory and Jupiter Gold intends to begin a drilling study during the second quarter of 2018.

Gold – Crixás

The Crixás project, held by our subsidiary Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the 18th century by pioneers searching for gold. Today Crixás is home to the some of the largest gold operations in Brazil, with large gold mines and projects from AngloGold Ashanti and Cleveland Mining. AngloGold Ashanti's operations in Crixás encompass three underground and two open sky mines, with an ore body of greater than 7 million ounces of gold and annual production of 132,000 ounces, according to publicly-available information.

The Crixás project is exploratory, and Jupiter Gold intends to begin a field study in late 2018.

Gold – Itabira

The Itabira project, held by our subsidiary Jupiter Gold, consists of a mineral right for gold in a region of Brazil near Itabira called the "Quadrilátero Ferrífero" (Iron Quandrangle) known for large iron mines as well as gold mines.

Manganese – Diamantina

The Diamantina project, held by our subsidiary, Jupiter Gold, consists of two mineral rights for manganese in the region in and surrounding Diamantina where other companies have explored for manganese.

The Diamantina project is exploratory, and Jupiter Gold intends to begin a field study in late 2018.

Cobalt, Copper, Nickel – Goiás

The Goiás project, held by our subsidiary Jupiter Gold, consists of two mineral rights for cobalt, copper, and nickel in the region in and surrounding Montes Claros de Goiás, where other companies have explored for these minerals, and some of the largest Brazilian reserves of nickel are located, according to publicly-available information.

The Goiás project is exploratory, and Jupiter Gold intends to study the area or enter into a partnership for its study.

Lithium – Salinas

The Salinas project consists of a mineral right for lithium, aquamarine, beryl, tourmaline, granite, and feldspar in the Salinas district, where other companies have explored for these minerals.

The Salinas project is exploratory, and we intend to study the area or enter into a partnership for its study.

Gold – Serrita

The Serrita project, held by our subsidiary, Jupiter Gold, consists of three mineral rights for gold in the Serrita district, a known gold district.

The Serrita project is exploratory, and Jupiter Gold intends to study the area or enter into a partnership for its study.

Gold – Amazonas

The Amazonas project, held by our subsidiary, Jupiter Gold, consists of three mineral rights for gold in the Apui area, a known gold district.

The Amazonas project is exploratory, and Jupiter Gold intends to study the area or enter into a partnership for its study.

Results of Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

In 2017, we had revenues of $43,253, as compared to revenues of $13,323 in 2016, an increase of 224.6%. The increase was primarily due to higher processing volumes, albeit mining was very limited because of capital equipment being serviced, which has since been resolved.

Our consolidated cost of goods sold in 2017 was $208,840, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold in 2016 was $218,245. The decrease of 4.3% between 2017 and 2016 for the consolidated cost of goods sold is explained by lower labor and fuel expenses despite higher machine maintenance expenses.

Our gross margin in 2017 was ($165,587). By comparison, our gross margin in 2016 was ($204,922). The decrease of 19.2% between 2017 and 2016 for the gross margin is explained by both higher revenues and lower cost of goods sold in 2017.

We had an aggregate of $1,129,717 in operating expense in 2017, as compared to an aggregate of $1,117,699 in operating expenses in 2016, an increase of $12,018 or 1.1%. This increase was mostly due to higher professional fees which more than offset declines in general and administrative expenses and compensation expenses.

In 2017, we had total other expenses of $508,103, as compared to $417,008 in total other expenses in 2016, an increase of $91,095 or 21.8%. This increase was mostly due to higher amortization of debt discounts and other fees, which more than offset lower interest on promissory notes and other expense.

In 2017, we experienced a net loss attributable to Brazil Minerals, Inc. of $1,691,433, as compared to a net loss attributable to Brazil Minerals, Inc. of $1,588,418 in 2016, an increase of $103,015 or 6.5%.  On a per share basis (both basic and diluted), the 2017 net loss attributable to Brazil Minerals, Inc. was $0.02 versus $0.08 in 2016.

Net cash used in operating activities was $734,294 in 2017, as compared to $647,406 in 2016, an increase of $86,888 or 13.4%. Net cash used in investing activities was $37,985 in 2017, as compared to $45,883 in 2016, a decline of $7,898 or 17.2%. Net cash provided by financing activities was $852,655 in 2017, as compared to $581,277 in 2016, an increase of $271,378 or 46.7%.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $155,118 compared to total current liabilities of $1,610,227 for a current ratio of 0.10 to 1 and working capital of ($1,455,109). By comparison, on December 31, 2016, we had total current assets of $121,572 compared to current liabilities of $992,704 for a current ratio of 0.12 to 1 and working capital of ($871,132). In both 2017 and 2016, our principal sources of liquidity were issuances of equity and convertible debt.

We believe that financial resources and funds generated from revenues and securities sales will provide cash flow for operations. The Company has no plans for any significant cash acquisitions in 2018 or in the foreseeable future.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2017, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2017. On the basis of that evaluation, management concluded that the Company's disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control system is designed to provide reasonable assurance to management and to the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

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

(c)  Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred in the fourth quarter of 2017 that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)  Limitations of the Effectiveness of Internal Controls

The effectiveness of the Company's system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, the Company's control systems have been designed to provide reasonable assurance of achieving their objectives, and the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. The Company has utilized the 1992 Committee of Sponsoring Organizations of the Treadway Commission's internal control framework.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of April 10, 2018 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	51	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	58	Director

Marc Fogassa, age 51, has been a director and our Chairman and Chief Executive Officer since 2012. He is also the Chairman and CEO of Jupiter Gold Corporation, one of our subsidiaries. He has over 16 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega, age 58, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States ("OAS") from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

Ambassador Paul Durand was our director from 2012 to November 24, 2017 when he resigned due to illness. Ambassador Durand unfortunately died a few weeks later.

Board Composition

Our Board of Directors is currently composed of two members, Marc Fogassa and Ambassador Roger Noriega.

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

Item 11. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2016 and December 31, 2017. No other employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Summary Compensation Table

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa, as CEO of	12/31/2016	25,000	-		-		-	-	-	-	25,000
Brazil Minerals	12/31/2017	14,000	-		-		-	-	-	-	14,000

Employment Agreement with Marc Fogassa

Marc Fogassa was hired by the Company as the Company's Chief Executive Officer, Chairman, Chief Financial Officer, Treasurer and Secretary under an Employment Agreement dated December 31, 2012 (the "Agreement"). Under the Agreement, Mr. Fogassa is entitled to receive a salary of $175,000 per annum; however, he has been paid less due to capital availability constraints. Mr. Fogassa is entitled to reimbursement of expenses incurred by him in the performance of his duties, a maximum allowable SEP IRA contribution, four weeks of paid vacation time, and the payment by the Company of certain insurance-related expenses. The agreement further provides that the Company shall pay to Mr. Fogassa severance in case of termination or change in control with demotion.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2017 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Roger Noriega	-	$50,000		$50,000

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2017 to each director calculated in accordance with FASB ASC Topic 718.  See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of all assumptions made in the calculation of this amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of April 9, 2018  by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

					Percentage of Voting Power
		Shares Beneficially			of all Outstanding Classes
Name and Address (1)	Office	Owned (2)		Percent of Class (3)	of Company Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	114,063,961	(5)	44.5%	21.8%

Ambassador Roger Noriega	Director	13,369,897	(7)	7.3%	3.6%

All executive officers and directors as a group (2 people)		127,433,858	(5)(6)(7)	47.2%	23.1%

Lancaster Brazil Fund L.P.		25,000,000	(8)	14.7%	7.2%

Benjamin Khowong		9,636,364		5.7%	2.8%

Series A Stock

Marc Fogassa	Director	1		100%	51.0%

All executive officers and directors as a group (2 people)		1		100%	51.0%

———————
(1) The mailing address of each of the officers and directors set forth below is in care of Brazil Minerals, Inc., Rua Vereador João Alves Praes nº 95-A, Olhos D'Agua, MG 39.398-000, Brazil.

(2) Beneficial ownership is determined in accordance with rules promulgated by the SEC.

(3) Based on 170,228,912 shares of common stock outstanding and computations in accordance with rules promulgated by the Commission.

(4) The holders of our Series A Stock vote together as a single class with the holders of our Common Stock, with the holders of Series A Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their beneficial ownership of shares of Series A Stock and Common Stock as of February 7, 2018, each person set forth in the table had the approximate percentage of the voting power of the common and preferred stock voting together as a single class as of such date set forth opposite their name.

(5) Includes 86,185,680 shares of our common stock which are obtainable through conversion of notes for unpaid wages and other contractual obligations, 195,336 shares of common stock owned by a company controlled by Marc Fogassa, and 25,000,000 shares of common stock owned by Lancaster Brazil Fund L.P.

(7) Includes 13,367,539 options to purchase shares of our common stock at prices ranging from $0.0037 to $290 per share, with expiration dates ranging from April 23, 2018 to March 31, 2023.

(8) Entity managed by a company which is an affiliate of Marc Fogassa.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We believe that Ambassador Roger Noriega is "independent" as such term is defined with respect to directors by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On December 31, 2016, the Company engaged BF Borgers CPA PC ("Borgers") as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2016. Borgers was also retained as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2017. The fee that was billed by Borgers for the audit of our financial statements as of December 31, 2016 and for quarterly reviews during such year was $46,170. The Company expects that the total fees payable to Borgers for the audit of the Company's financial statements as of December 31, 2017 will be $31,860.

Audit-Related Fees

During 2016 or 2017 there were no fees paid to Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to us by Borgers in 2016 or 2017.

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

Item 16.  Form 10-K Summary

None

BRAZIL MINERALS, INC.

TABLE OF CONTENTS
DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2017
and December 31, 2016	F-3

Consolidated Statement of Stockholders' Equity	F-4

Consolidated Statements of Cash Flows for the Year
Ended December 31, 2017 and December 31, 2016	F-5

Notes to the Consolidated Financial Statements	F-6 - F-17

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of Brazil Minerals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Brazil Minerals, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Substantial Doubt about the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2015.
Lakewood, CO
April 17, 2018

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$84,107	$7,139
Taxes recoverable	27,846	28,264
Prepaid expenses	-	7,258
Inventory	38,875	78,911
Deposits and advances	4,290	-
Total current assets	155,118	121,572
Capital assets:
Property and equipment, net	365,472	421,927
Other assets:
Intangible assets, net	620,805	630,089
Investments held available for sale	150,000	-
Total assets	$1,291,395	$1,173,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$407,650	$333,415
Convertible notes payable, net of debt discounts totaling $219,608 and $137,113, respectively	665,394	349,030
Related party payable	537,183	310,259
Total current liabilities	1,610,227	992,704
Long term liabilities:
Convertible notes payable -- noncurrent, net of debt discounts	-	-
Other noncurrent liabilities	200,815	191,391
Total liabilities	1,811,042	1,184,095

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 250,000,000 shares authorized; 121,274,424 and 64,752,286 shares
issued and outstanding as of December 31, 2017 and 2016, respectively	121,274	64,752
Additional paid-in capital	45,788,819	44,690,704
Accumulated other comprehensive loss	(524,819)	(489,516)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(47,515,131)	(45,823,698)
Total Brazil Minerals, Inc. stockholders' deficit	(1,911,200)	(1,339,101)
Non-controlling interest	1,391,553	1,328,594
Total stockholders' deficit	(519,647)	(10,507)
Total liabilities and stockholders' deficit	$1,291,395	$1,173,588

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,	Year Ended December 31,
	2017	2016

Revenue	$43,253	$13,323
Cost of revenue	208,840	218,245
Gross margin	(165,587)	(204,922)
Operating expenses:
Professional fees	155,150	106,517
General and administrative	345,371	371,787
Compensation and related costs	265,753	279,825
Stock based compensation	450,943	359,570
Total operating expenses	1,217,217	1,117,699
Loss from operations	(1,382,804)	(1,322,621)
Other expense (income):
(Gain) loss on derivative liabilities	-	(281,345)
Interest on promissory notes	111,504	234,288
Amortization of debt discounts and other fees	395,060	237,773
Other expense (income)	1,539	226,292
Total other expense (income)	508,103	417,008
Loss before provision for income taxes	(1,890,907)	(1,739,629)
Provision for income taxes	-	-
Net loss	(1,890,907)	(1,739,629)
Loss attributable to non-controlling interest	(199,474)	(151,211)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(1,691,433)	$(1,588,418)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.02)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	76,700,560	19,351,894

Comprehensive loss:
Net loss	$(1,890,907)	$(1,739,629)
Foreign curreny translation adjustment	(35,303)	-
Comprehensive loss	(1,926,210)	(1,739,629)
Comprehensive loss attributable to noncontrolling interests	(199,474)	(151,211)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(1,726,736)	$(1,588,418)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Common Stock Purchase	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Warrants	Deficit	Interests	(Deficit)

Balance, December 31, 2015	1	$1	1,047	$1,560,433	200,000	$250,000	12,438,783	12,439	$42,353,642	$(678,830)	$218,656	$(44,235,280)	$131,054	$(387,885)

Issuance of Series B preferred stock in connection with sales made
under private offerings	-	-	35	55,500	-	-	-	-	-	-	-	-	-	55,500
Conversion of Series B preferred stock into shares of
common stock and Jupiter Gold common stock	-	-	(1,082)	(1,698,283)	-	-	20,610,000	20,610	888,363	-	-	-	890,346	101,036
Accrual of Series B preferred stock dividend(s)	-	-	-	82,350	-	-	-	-	(82,350)	-	-	-	-	-
Conversion of Series C preferred stock into shares of
Jupiter Gold common stock	-	-	-	-	(200,000)	(250,000)	-	-	-	-	-	-	125,000	(125,000)
Issuance of common stock in connection with sales made
under private offerings	-	-	-	-	-	-	17,687,503	17,687	241,013	-	-	-	-	258,700
Conversion of convertible debenture(s) and other indebtedness
into common stock and Jupiter Gold common stock	-	-	-	-	-	-	11,912,849	11,913	575,116	-	-	-	229,425	816,454
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	-	-	160,000	160	7,840	-	-	-	-	8,000
Issuance of common stock to related parties in lieu of cash for
loans payable and other accrued obligations	-	-	-	-	-	-	1,842,467	1,842	90,281	-	-	-	45,980	138,103
Recognition of beneficial conversion features related to
convertible debentures	-	-	-	-	-	-	-	-	240,352	-	-	-	-	240,352
Stock based compensation	-	-	-	-	-	-	100,684	101	359,469	-	-	-	-	359,570
Contribution of capital assets from related party	-	-	-	-	-	-	-	-	16,978	-	-	-	-	16,978
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	189,314	-	-	-	189,314
Issuance of Jupiter Gold common stock in connection with sales
made under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	58,000	58,000
Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,588,418)	(151,211)	(1,739,629)

Balance, December 31, 2016	1	$1	-	$-	-	$-	64,752,286	$64,752	$44,690,704	$(489,516)	$218,656	$(45,823,698)	$1,328,594	$(10,507)

Issuance of common stock in connection with sales made
under private offerings	-	-	-	-	-	-	1,800,000	1,800	20,034	-	-	-	-	21,834
Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	-	-	-	-	29,722,138	29,722	54,866	-	-	-	-	84,588
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	-	-	-	-	-	-	-	-	3,167	3,167
Issuance of common stock in connection with share exchange
agreement with related party	-	-	-	-	-	-	25,000,000	25,000	125,000	-	-	-	-	150,000
Issuance of common stock to related parties in lieu of cash for
loans payable and other accrued obligations	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to
convertible debentures	-	-	-	-	-	-	-	-	447,272	-	-	-	-	447,272
Stock based compensation	-	-	-	-	-	-	-	-	450,943	-	-	-	-	450,943
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	(35,303)	-	-	-	(35,303)
Issuance of Jupiter Gold common stock in connection with sales
made under private offerings	-	-	-	-	-	-	-	-	-	-	-	-	259,266	259,266
Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,691,433)	(199,474)	(1,890,907)

Balance, December 31, 2017	1	$1	-	$-	-	$-	121,274,424	$121,274	$45,788,819	$(524,819)	$218,656	$(47,515,131)	$1,391,553	(519,647)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,	Year Ended December 31,
	2017	2016

Cash flows from operating activities of continuing operations:
Net loss	$(1,890,907)	$(1,739,629)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	454,110	367,570
Unrealized (gain) loss from change in derivative liabilities	-	(281,345)
Amortization of debt discounts	395,060	237,773
Amortization of deferred financing costs	-	2,542
Excess fair market value of common stock issued in satisfaction of related party liabilities	-	37,584
Gain on exchange of preferred shares for common stock to noncontrolling interests of subsidiary company	-	(2,964)
Loss on extinguishment of debt	-	229,426
Depreciation and amortization	90,040	87,005
Provision for doubtful accounts	-	1,339
Provision for excess or obsolete inventory	-	73,837
Changes in operating assets and liabilities:
Accounts receivable	-	1,896
Taxes recoverable	-	(20,781)
Inventory	40,281	14,958
Deposits and advances	(4,445)	-
Accounts payable and accrued expenses	81,371	140,300
Accrued salary due to officer	87,500	230,143
Other noncurrent liabilities	12,696	(27,060)
Net cash provided by (used in) operating activities	(734,294)	(647,406)

Cash flows from investing activities:
Acquisition of capital assets	(37,985)	(17,467)
Increase in intangible assets	-	(28,416)
Net cash provided by (used in) investing activities	(37,985)	(45,883)

Cash flows from financing activities:
Loan from officer	116,971	(33,067)
Net proceeds from sale of common stock	21,834	258,700
Proceeds from sale of preferred stock	-	55,500
Proceeds from sale of subsidiary common stock to noncontrolling interests	259,266	58,000
Proceeds from convertible notes payable	454,584	242,144
Proceeds from loans payable	79,000	-
Repayment of loans payable	(79,000)	-
Net cash provided by (used in) financing activities	852,655	581,277

Effect of exchange rates on cash and cash equivalents	(2,537)	54,794
Net increase (decrease) in cash and cash equivalents	77,839	(57,218)
Cash and cash equivalents at beginning of period	6,268	64,357
Cash and cash equivalents at end of period	$84,107	$7,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of capital assets with taxes receivable	$-	$50,496
Shares issued in connection with share exchange agreement with related party	$150,000	$-
Shares issued in connection with conversion of debt and accrued interest	$84,588	$350,779
Conversion of notes payable and accrued interest into subsidiary common stock	$-	$236,250
Conversion of Series B preferred stock into common stock	$-	$908,972
Conversion of Series B preferred stock into common stock of subsidiary company	$-	$789,311
Deferred financing costs accrued in relation to the issuance of debt	$-	$9,800
Discount for beneficial conversion features on convertible notes	$447,273	$241,852
Dividends payable to Series B preferred shareholders	$-	$82,350

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("Brazil Minerals" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. The Company changed its management and business on December 18, 2012, to focus on mineral exploration. Brazil Minerals, through subsidiaries, owns mineral rights in Brazil for gold, diamonds, cobalt, copper, lithium, manganese, nickel, precious gems (aquamarine, beryl, tourmaline) and sand, among others. In one of these rights, a mining concession, the Company currently mines diamonds, gold, and sand.

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. As of December 31, 2017, the Company has ownership of approximately 55.4% of the equity of Jupiter Gold. As such, the accounts and results of Jupiter Gold, and its subsidiary MJL, have been included in the Company's consolidated financial statements. See Note 2 for more information.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America and are expressed in United States dollars. For the years ended December 31, 2017 and 2016, the consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. During the year ended December 31, 2017, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold and rough diamonds recovered from a new modular processing and recovery plant. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Count

All share and per share amounts have been restated to give effect to a 1-for-500 reverse split of the Company's common stock which became effective on January 27, 2017.

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

As of December 31, 2017 and 2016, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $75,575 as of December 31, 2017).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At December 31, 2017 and 2016, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the years ended December 31, 2017 and 2016, the Company recorded reserves of $38,875 and $78,916, respectively, against the value of its inventory.

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

The diamond and gold processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of four years; and computer and other office equipment over an estimated useful life of three years.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 2017 and 2016, the Company did not recognize any impairment losses related to mineral properties held.

Intangible Assets

For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of mineral rights awarded by the Brazilian national mining department and held by the Company's subsidiaries.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured.  Typically, the Company records revenues upon delivery of the products sold to the customer.

Costs of Goods Sold

Included within costs of goods sold are the costs of cutting and polishing rough diamonds and costs of production such as diesel fuel, labor, and transportation.

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

The Company utilizes the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of our stock price over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management's opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC Topic 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company has adopted a stock plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. The Company's 2017 stock incentive plan provides for the issuance of up to 25,000,000 common shares for employees, consultants, directors, and advisors.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2017 and 2016, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2017, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of December 31, 2017, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock. The Company increased its authorized share count on March 15, 2018 to rectify such situation.

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

NOTE 2 –ACQUISITIONS

Jupiter Gold Corporation and Mineração Jupiter Ltda

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold which, at par value, were valued at $4,000.

Subsequent to the agreement, the Company transferred approximately 41% of its ownership in Jupiter Gold to noncontrolling interests through both sales of Jupiter Gold common stock at $1.00 per share to outside investors and conversions of certain of the Company's notes payable and preferred stock into Jupiter Gold common stock. As a result of these transactions, a noncontrolling interest of $1,348,751 was recognized in the consolidated financial statements.

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$901	$(863)	$38	$915	$(292)	$623
Machinery and equipment	520,645	(250,067)	270,578	490,664	(195,185)	295,479
Vehicles	200,164	(105,308)	94,856	203,167	(77,432)	125,825
Total fixed assets	$721,710	$(356,238)	$365,472	$694,746	$(272,909)	$421,927

For the years ended December 31, 2017 and 2016, the Company recorded depreciation expense of $90,040 and $87,005, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $620,805 and $630,089 at December 31, 2017 and 2016, respectively.

Investments Held Available for Sale

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation, a related party. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of December 31, 2017, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (Continued)

Accounts Payable and Accrued Liabilities

	As of	As of
	December 31, 2017	December 31, 2016
Accounts payable and other accruals	$132,172	$162,976
Accrued interest	275,478	170,439
Total	$407,650	$333,415

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of December 31, 2017, the Company has accrued interest payable totaling $237,609. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted.

In January 2015, the Company issued four convertible promissory notes totaling $200,000 in proceeds and options to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of $2.50 per share for a period of three years. The convertible promissory notes incurred interest at 10.0% and are were due January 30, 2018. The convertible promissory notes were convertible at the option of the holder at a rate of $1.25 per share. A debt discount of $44,846 was recorded, of which $27,406 was amortized to interest expense during the year ended December 31, 2016. The notes were converted into 160,000 shares of the Company's common stock, 192,000 shares of Jupiter Gold common stock, and 384,000 stock purchase warrants for JCG common stock. The 192,000 shares of Jupiter Gold common stock were valued at $192,000, or $1.00 per share, which represents fair market value as of such date. The 384,000 warrants are exercisable at $1.50 for a two-year period from issuance. The Jupiter Gold warrants were valued at $37,426 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk-free interest rate of 0.71% and an expected term of 2.0 years. As a result, a noncontrolling interest of $229,425 was recorded in the consolidated financial statements.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (Continued)

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

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes.

As of December 31, 2017, the Company has $885,003 in principal of notes payable with remaining discounts of $219,608. The convertible notes payable incur interest at rates ranging from 8.0% to 30.0% per annum with due dates ranging from currently due to September 2018.

During the years ended December 31, 2017 and 2016, $375,757 and $237,773 of the discounts were amortized to interest expense, respectively.

During the years ended December 31, 2017 and 2016, the Company issued 29,772,138 and 11,912,849 shares of common stock upon conversion of $84,588 and $358,781, respectively, in notes payable and accrued interest.

Derivative Liabilities

In connection with certain convertible notes payable the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date of issuance of the convertible note payable and revalued at each reporting period.

During the year ended December 31, 2017 the Company recorded derivative liabilities of $281,345 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.75 to $0.025, our stock price on the date of grant ($1.65 to $0.05), expected dividend yield of 0%, expected volatility of 218% to 313%, risk free interest rate of 0.12% and an expected term of 0.50 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable of $302,111, a day one loss on derivative liability of $372,878 was recorded.

During the year ended December 31, 2016, the Company recorded a loss on derivative liabilities of $281,345. As of December 31, 2016, no derivative liabilities were recorded

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2017, the Company's convertible notes are convertible into an aggregate of approximately 337,370,000 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of December 31, 2016, the Company had 30,000,000 common shares authorized with a par value of $0.001 per share.

The Company filed a 1-for-500 reverse split with the state of Nevada on December 15, 2016, which became effective on January 27, 2017. On February 15, 2017, the Company amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 100 million shares. On October 23, 2017, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 250,000,000.

As of December 31, 2017, the Company had 250,000,000 common shares authorized with a par value of $0.001 per share.

On March 15, 2018, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 950,000,000.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS' DEFICIT (Continued)

During the year ended December 31, 2016, the Company entered into an agreement with the holders of its Series B Preferred Stock whereby the holders exchanged 471.3 shares preferred stock for 785,248 shares of Jupiter Gold common stock and options to purchase common stock of Jupiter Gold. The options were issued in two tranches. The first tranche of 581,548 options are exercisable at $1.50 for a one-year period from issuance. The second tranche of 785,248 options are exercisable at $1.50 for a two-year period from issuance. The options were valued at $97,349 using the Black-Scholes option pricing model and the following assumptions: an exercise price of $1.50, a stock price of $1.00 on the date of grant, an expected dividend yield of 0%, an expected volatility of 40.0%, a risk-free interest rate of 0.56%-0.72% and an expected term of 1.0-2.0 years. As a result, a noncontrolling interest of $890,346 was recorded in the consolidated financial statements.

During the year ended December 31, 2016, the Company accrued dividends of $82,350, recorded as interest expense which increased the dividends payable balance to $92,783 at December 31, 2016.

On December 31, 2016, all outstanding shares of Series B Stock and their related dividends payable automatically converted into Common Stock at the applicable conversion price.

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

On July 30, 2016, the Company entered into an agreement with the holders of its Series C Preferred Stock whereby the holders exchanged all of the Preferred C Stock outstanding, namely 200,000 such shares, for 125,000 shares of Jupiter Gold common stock. As a result, a noncontrolling interest of $125,000 was recorded in the consolidated financial statements.

On December 31, 2016, all outstanding shares of Series C Stock automatically converted into Common Stock at the applicable conversion price.

Year Ended December 31, 2017 Transactions

During the year ended December 31, 2017, the Company issued 1,800,000 shares of common stock for cash proceeds of $21,834.

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

See Notes 3 and 4 for additional discussions of common stock issuances.

Common Stock Options

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

During the year ended December 31, 2017, the Company granted options to purchase an aggregate of 10,226,100 shares of common stock to non-management directors. The options were valued at $87,500 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant (range of $0.03 to $0.07), expected dividend yield of 0%, historical volatility ranging from 221% to 234%, risk-free interest rate of 1.80%, and an expected term of 5.00 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 7 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

As of December 31, 2017 and 2016, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $502,397 and $310,259, respectively. These amounts bear no interest and are payable on demand. During the years ended December 31, 2017 and 2016, the Chief Executive Officer made advances of $2,540 and $21,220, respectively, to the Company.

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation, a related party. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of December 31, 2017, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On March 15, 2018, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 950,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 17, 2018		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	April 17, 2018
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 17, 2018
Roger Noriega

EXHIBIT INDEX

Exhibit
Number	Description

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
3.1
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

3.15
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on August 23, 2016. Incorporated by reference to Exhibit 3.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 10-K").

3.16
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on November 2, 2016. Incorporated by reference to Exhibit 3.16 to the 2016 10-K.

3.17
Incorporated by reference to Exhibit 3.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, December 15, 2016. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2017.

3.18
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on February 14, 2017. Incorporated by reference to Exhibit 3.18 to the 2016 10-K.

3.19	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on October 23, 2017. *
3.20	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 15, 2018. *
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

4.3	Form of 8% Convertible Redeemable Promissory from the Company to GW Holdings Group, LLC issued as listed in Annex A. Incorporated by reference to Exhibit 4.31 to the 2016 10-K.
4.4	Addendum to Annex A of Exhibit 4.31 to the 2016 10-K, referenced in item 4.3 above.*
10.1	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 10-K").
10.2
Stock Purchase and Sale Agreement dated as of July 27, 2016 between the Company and Jupiter Gold Corporation ("Jupiter Gold"). Incorporated by reference to Exhibit 10.1 to the Jupiter Gold's Registration Statement on Form F-1 filed with the Commission on December 1, 2016 (the "Jupiter Gold F-1").

10.3	Registration Rights Agreement dated as of July 27, 2016 between the Company and Jupiter Gold. Incorporated by reference to Exhibit 10.2 to the Jupiter Gold F-1.
10.4	Gold Retrieval Unit Deployment and Revenue Split Agreement dated as of July 27, 2016 between the Company and Jupiter Gold. Incorporated by reference to Exhibit 10.3 to the Jupiter Gold F-1.
10.5	Service Agreement dated as of July 27, 2016 between the Company and Jupiter Gold. Incorporated by reference to Exhibit 10.4 to the Jupiter Gold F-1.
10.6	Form of Stock Purchase Agreement between the Company and persons listed in Annex B. Incorporated by reference to Exhibit 10.35 to the 2016 10-K.

Exhibit
Number	Description

10.7	Addendum to Annex B of Exhibit 10.35 to the 2016 10-K, referenced in item 10.6 above.*
10.8	2017 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the Commission on December 8, 2017.
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Rule 405 of Regulation S-T.
* Filed herewith