Form 10-Q
period 2018-06-30
Brazil Minerals, Inc.
filed 2018-08-14
CIK 1540684

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 6, 2018, the registrant had 220,014,770 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures.	23

PART II - OTHER INFORMATION

Item 6.	Exhibits	24

Signatures		25

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,523	$84,107
Taxes recoverable	23,890	27,846
Inventory	33,352	38,875
Deposits and advances	3,680	4,290
Total current assets	75,445	155,118
Non-current assets:
Property and equipment, net	277,014	365,472
Intangible assets, net	532,897	620,805
Equity investments	150,000	150,000
Total assets	$1,035,356	$1,291,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$466,941	$407,650
Convertible notes payable, net of debt discounts totaling $71,641 and $219,608, respectively	860,443	665,394
Loans payable	47,000	-
Related party notes and other payables, net of debt discounts totaling $445,628 and $0, respectively	166,238	537,183
Total current liabilities	1,540,622	1,610,227
Long term liabilities:
Other noncurrent liabilities	179,088	200,815
Total liabilities	1,719,710	1,811,042

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 950,000,000 shares authorized; 209,283,592 and 121,274,424 shares
issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	209,284	121,274
Additional paid-in capital	46,486,919	45,788,819
Accumulated other comprehensive loss	(606,221)	(524,819)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(48,323,195)	(47,515,131)
Total Brazil Minerals, Inc. stockholders' deficit	(2,014,556)	(1,911,200)
Non-controlling interest	1,330,202	1,391,553
Total stockholders' deficit	(684,354)	(519,647)
Total liabilities and stockholders' deficit	$1,035,356	$1,291,395

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$2,385	$9,058	$7,300	$12,454
Cost of revenue	33,216	43,682	69,084	76,877
Gross margin	(30,831)	(34,624)	(61,784)	(64,423)
Operating expenses:
Professional fees	55,441	67,466	80,282	77,259
General and administrative	66,781	93,659	146,380	154,160
Compensation and related costs	57,753	60,710	118,776	144,349
Stock based compensation	114,256	-	126,756	-
Total operating expenses	294,231	221,835	472,194	375,768
Loss from operations	(325,062)	(256,459)	(533,978)	(440,191)
Other expense (income):
Interest on promissory notes	39,325	26,691	64,714	51,030
Amortization of debt discounts and other fees	146,393	86,035	270,723	152,346
Other expense (income)	-	45	-	45
Total other expense (income)	185,718	112,771	335,437	203,421
Loss before provision for income taxes	(510,780)	(369,230)	(869,415)	(643,612)
Provision for income taxes	-	-	-	-
Net loss	(510,780)	(369,230)	(869,415)	(643,612)
Loss attributable to non-controlling interest	(51,642)	(10,901)	(61,351)	(15,978)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(459,138)	$(358,329)	$(808,064)	$(627,634)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	183,998,904	45,795,240	161,380,516	57,396,866

Comprehensive loss:
Net loss	$(510,780)	$(369,230)	$(869,415)	$(643,612)
Foreign currency translation adjustment	(104,317)	(43,249)	(81,402)	(5,613)
Comprehensive loss	(615,097)	(412,479)	(950,817)	(649,225)
Comprehensive loss attributable to noncontrolling interests	(51,642)	(10,901)	(61,351)	(15,978)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(563,455)	$(401,578)	$(889,466)	$(633,247)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities of continuing operations:
Net loss	$(869,415)	$(643,612)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	126,756	-
Amortization of debt discounts	270,723	152,347
Common stock issued in satisfaction of other financing costs	1,050	-
Depreciation and amortization	43,975	40,518
Changes in operating assets and liabilities:
Prepaid expenses	-	(11,498)
Deposits and advances	-	(4,414)
Accounts payable and accrued expenses	77,607	47,159
Accrued salary due to officer	100,638	87,500
Other noncurrent liabilities	7,683	2,998
Net cash provided by (used in) operating activities	(240,983)	(329,002)

Cash flows from investing activities:
Acquisition of capital assets	(803)	(6,615)
Advances to related parties	(1,173)	-
Net cash provided by (used in) investing activities	(1,976)	(6,615)

Cash flows from financing activities:
Loan from officer	(38,214)	31,857
Net proceeds from sale of common stock	-	24,963
Proceeds from sale of subsidiary common stock to noncontrolling interests	-	9,166
Proceeds from convertible notes payable	130,556	214,460
Proceeds from loans payable	47,000	77,000
Repayment of loans payable	-	(25,000)
Net cash provided by (used in) financing activities	139,342	332,446

Effect of exchange rates on cash and cash equivalents	34,766	4,765
Net increase (decrease) in cash and cash equivalents	(68,851)	1,594
Cash and cash equivalents at beginning of period	83,374	6,268
Cash and cash equivalents at end of period	$14,523	$7,862
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$96,670	$33,683
Conversion of related party payables into convertible notes payable	$445,628	$-
Deferred financing costs accrued in relation to the issuance of debt	$-	$10,675
Discount for beneficial conversion features on convertible notes	$561,633	$209,980
Shares issued in connection with conversion of debt and accrued interest	$96,670	$33,683
Conversion of related party payables into convertible notes payable	$445,628	$-
Deferred financing costs accrued in relation to the issuance of debt	$-	$10,675
Discount for beneficial conversion features on convertible notes	$561,633	$209,980

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda ("MJL") Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. As of June 30, 2018 the Company has ownership of approximately 55.4% of the equity of Jupiter Gold. As such, the accounts and results of Jupiter Gold, and its subsidiary MJL, have been included in the Company's consolidated financial statements. See Note 2 for more information.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $64,837 as of June 30, 2018).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At June 30, 2018 and December 31, 2017, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the six months ended June 30, 2018 and 2017, the Company did not record any write downs against the value of its inventory.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 2018 and December 31, 2017, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the six months ended June 30, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606's definition of a "distinct" good or service (or bundle of goods or services) if both of the following criteria are met:

•
The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).

•
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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration
•	Constraining estimates of variable consideration
•	The existence of a significant financing component in the contract
•	Noncash consideration
•	Consideration payable to a customer

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2018 and December 31, 2017, the Company's deferred tax assets had a full valuation allowance.

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

Earnings (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of June 30, 2018, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Fixed assets subject to depreciation:
Computers, software and office equipment	773	(773)	-	901	(863)	38
Machinery and equipment	453,226	(245,228)	207,998	520,645	(250,067)	270,578
Vehicles	171,694	(102,678)	69,016	200,164	(105,308)	94,856
Total fixed assets	625,693	(348,679)	277,014	721,710	(356,238)	365,472

For the three and six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $20,969 and $17,125 and $43,975 and $40,518, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $532,897 and $620,805 at June 30, 2018 and December 31, 2017, respectively.

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

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Liabilities

	June 30, 2018	December 31, 2017

Accounts payable and other accruals	$134,474	$131,172
Accrued interest	332,467	275,478
Total	$466,941	$406,650

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of June 30, 2018, the Company has accrued interest payable totaling $274,209. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes.

During the year ended December 31, 2017, the Company issued to one noteholder, in various transactions, $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes.

During the six months ended June 30, 2018, the Company issued to one noteholder, in various transactions, $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $116,005 were recorded and are being amortized over the life of the notes.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company has $932,084 in principal of notes payable with remaining discounts of $71,641. The convertible notes payable incur interest at rates ranging from 8.0% to 30.0% per annum with due dates ranging from July 2017 to April 2019. Though some of the notes are past their original maturity dates, the lender has not issued a formal notice of default and continues to assist the Company with financing to support its working capital needs.

During the six months ended June 30, 2018 and 2017, $270,723 and $152,347 of the discounts were amortized to interest expense, respectively.

During the six months ended June 30, 2018 and 2017, the Company issued 88,009,168 and 5,121,151 shares of common stock upon conversion of $97,720 and $33,682, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2018, the Company's convertible notes are convertible into an aggregate of approximately 573,403,000 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

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

As of June 30, 2018, the Company had 950,000,000 common shares authorized with a par value of $0.001 per share.

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

Six Months Ended June 30, 2018 Common Stock Transactions

During the six months ended June 30, 2018, the Company issued 88,009,168 shares of common stock upon conversion of $97,720 in convertible notes payable and accrued interest.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 Common Stock Transactions

During the six months ended June 30, 2017, the Company issued 1,800,000 shares of common stock for cash proceeds of $28,500. Additionally, the Company issued 5,121,151 shares of common stock upon conversion of $33,682 in convertible notes payable and accrued interest.

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

During the six months ended June 30, 2018, the Company granted options to purchase an aggregate of 11,582,000 shares of common stock to non-management directors. The options were valued at $25,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant ($0.0019 to $0.0026), expected dividend yield of 0%, historical volatility calculated at 217%, risk-free interest rate of 1.80%, and an expected term of 5 years.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

As of June 30, 2018 and December 31, 2017, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $582,817 and $502,397, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders.

BRAZIL MINERALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation, a related party. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of June 30, 2018 and December 31, 2017, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except for the below:

On July 6, 2018 the Company's subsidiary Jupiter Gold Corporation ("Jupiter Gold") received formal notice that its common stock has been assigned ticker symbol "JUPGF". The "F" denotes that Jupiter Gold is a foreign corporation. Trading in the common stock is anticipated to commence later in the third quarter of 2018.

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

In parallel, we are developing a portfolio of holdings of public mineral company equities for specific minerals and/or projects, of which the first one is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016, and we own approximately 55.4% of Jupiter Gold's equity as of June 30, 2018.

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

Note: We advise U.S. investors that none of the projects listed above have measured "reserves" as such term is specifically defined in the SEC's Industry Guide 7. Such guideline is not followed by Brazil's mining department.

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

Sand

The mining concession contains a sand bay from which in natural sand is extracted via excavator and sold to truckers. Our sand is of high-quality and sought after locally for civil construction projects.

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

Map

Gold – Paracatu

The Paracatu Project, held by our subsidiary, Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the early 17th century by pioneers searching for gold.  During the second quarter of 2018, Jupiter Gold performed a detailed drilling campaign of the Paracatu Project. The target is an alluvial plain along the Rico Creek, which drains the giant Paracatu gold deposit known as "Morro do Ouro" (Gold Hill), an ore body of 16 million ounces owned by Kinross Gold Corporation (NYSE: KGC). The senior geologist on the Paracatu Project is Rodrigo Mello, who has extensive experience in Brazilian gold geology. Mr. Mello has worked in Brazil for some of the largest gold companies in the world such as Goldcorp, AngloGold, and AngloAmerican, and has written 19 geological reports, mostly on gold formations. Gold was visually observed in 20 of 23 drill holes completed. Samples have been sent for geochemical analysis.

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

Lithium – Salinas

The Salinas Project consists of a mineral right for lithium, aquamarine, beryl, tourmaline, granite, and feldspar in the Salinas district, where other companies have explored for these minerals. We intend to study the area within the next several months or enter into a partnership for its study.

Gold – Serrita

The Serrita Project, held by our subsidiary, Jupiter Gold, consists of three mineral rights for gold in the Serrita district, a known gold district. Jupiter Gold intends to study the area within the next several months or enter into a partnership for its study.

Gold – Amazonas

The Amazonas Project, held by our subsidiary, Jupiter Gold, consists of three mineral rights for gold in the Apui area, a known gold district. Jupiter Gold intends to study the area within the next several months or enter into a partnership for its study.

Results of Operations

The Three Months Ended June 30, 2018 Compared to the Three Months ended June 30, 2017

During the quarter ended June 30, 2018, we had revenues of $2,385 as compared to revenues of $9,058 during the quarter ended June 30, 2017, a decrease of 73.7%. This decrease is explained partially by the nationwide trucker strike that affected all state and federal highways including the ones near our operations, preventing movement of trucks, and with lack of fuel delivery to gas stations, regular cars were also affected. The Company had an initial production of diamonds and gold from a new locale in its mining concession, and such production had not been sold as of the end of the second quarter.

Our consolidated cost of goods sold during the quarter ended June 30, 2018 was $33,216, consisting entirely of production expenses, as compared to our consolidated cost of goods sold during the quarter ended June 30, 2017 of $43,682, a decrease of 24.0%. This was attributable to improved efficiencies in our mining processes, as well as lesser machinery repair costs.

Our gross loss during the quarter ended June 30, 2018 was $30,831, as compared to our gross loss during the quarter ended June 30, 2017 of $34,624, an increase of 11.0%.

We had an aggregate of $294,231 in operating expenses during the quarter ended June 30, 2018, as compared to an aggregate of $221,835 in operating expenses during the quarter ended June 30, 2017, an increase of 32.6%. This change was due primarily to stock-based compensation of $114,256recorded during the second quarter of 2018.

During the quarter ended June 30, 2018, we had total other expenses of $185,718 as compared to $112,771 during the comparable quarter of 2017, an increase of 64.7%. This change was due primarily to higher interest costs incurred on our promissory notes due to the accrual and payment of stated rates and amortization of debt discounts when compared to the same period in 2017.

During the second quarter of 2018, we experienced a net loss attributable to our common stockholders of $459,138, as compared to a net loss of $358,329 during the second quarter of 2017, an increase of 22.0%.

On a per share basis (both basic and diluted), during the second quarter of 2018, we had net loss per share attributable to our common stockholders of $0.00, as compared to a net loss per share attributable to our common stockholders of $0.01 in the second quarter of 2017.

The Six Months Ended June 30, 2018 Compared to the Six Months ended June 30, 2017

During the six months ended June 30, 2018, we had revenues of $7,300 as compared to revenues of $12,454 during the six months ended June 30, 2017, a decrease of 41.3%. This decrease is explained partially by the nationwide trucker strike that affected all state and federal highways including the ones near our operations, preventing movement of trucks, and with lack of fuel delivery to gas stations, regular cars were also affected. The Company had an initial production of diamonds and gold from a new locale in its mining concession, and such production had not been sold as of the end of the second quarter.

Our consolidated cost of goods sold during the six months ended June 30, 2018 was $69,084, consisting entirely of production expenses, as compared to our consolidated cost of goods sold during the six months ended June 30, 2017 of $76,877, an increase of 25.7%. This was attributable to improved efficiencies in our mining processes, as well as lesser machinery repair costs.

Our gross loss during the six months ended June 30, 2018 was $61,784, as compared to our gross loss during the six months ended June 30, 2017 of $64,423, a decrease of 4.1%.

We had an aggregate of $472,194 in operating expenses during the six months ended June 30, 2018, as compared to an aggregate of $375,768 in operating expenses during the six months ended June 30, 2017, an increase of 25.7%. This change was due primarily to stock-based compensation of $114,256 recorded the second quarter of 2018.

During the six months ended June 30, 2018, we had total other expenses of $335,537 as compared to $203,421 during the comparable six months of 2017, an increase of 64.9%. This change was due primarily to higher interest costs incurred on our promissory notes due to the accrual and payment of stated rates and amortization of debt discounts when compared to the same period in 2017.

During the six months ended June 30, 2018, we experienced a net loss attributable to our common stockholders of $808,064, as compared to a net loss of $627,634 during the six months ended June 30, 2017, an increase of 28.8%.

On a per share basis (both basic and diluted), during the six months ended June 30, 2018, we had net loss per share attributable to our common stockholders of $0.01, as compared to a net loss per share attributable to our common stockholders of $0.01 during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $75,445 compared to total current liabilities of $1,540,622 for a current ratio of 0.05 to 1 and working capital of ($1,465,177). By comparison, on June 30, 2017, we had total current assets of $129,240 compared to current liabilities of $1,326,543 for a current ratio of 0.10 to 1 and working capital of ($1,197,303).

Net cash used in operating activities was $240,983 in the first six months of 2018, as compared to $329,002 in the first six months of 2017. Net cash used in investing activities was $1,976 in the first six months of 2018, as compared to $6,615 used in the first six months of 2017. Net cash provided by financing activities was $139,342 in the first six months of 2018, as compared to $332,446 in the first six months of 2017.

During the six months ended June 30, 2018, our sources of liquidity were derived from revenues, proceeds from debt issued, and proceeds of equity issuance to a subsidiary. Our ability to continue as a going concern is dependent on our ability to generated cash from revenues, and/or to successfully sell equity and/or debt, all of which provide cash flow for operations. We believe that we will continue to be successful in these efforts but there can be no assurance. We have no plans for any significant cash acquisitions for the remainder of 2018 or in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2018, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2018. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework, he concluded that our internal control over financial reporting was effective as of June 30, 2018.

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

BRAZIL MINERALS, INC.

Date: August 14, 2018	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer