Form 10-Q
period 2018-09-30
Brazil Minerals, Inc.
filed 2018-11-19
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2018, the registrant had 304,873,209 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	F-3

	Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures.	28

PART II - OTHER INFORMATION

Item 6.	Exhibits	30

Signatures		31

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,857	$84,107
Accounts receivable	6	-
Taxes recoverable	23,006	27,846
Inventory	32,118	38,875
Deposits and advances	3,544	4,290
Total current assets	64,531	155,118
Noncurrent assets:
Property and equipment, net	247,900	365,472
Intangible assets, net	513,261	620,805
Equity investments	150,000	150,000
Total assets	$975,692	$1,291,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	506,651	407,650
Convertible notes payable, net of debt discounts totaling $16,824 and $219,608, respectively	870,259	665,394
Loans payable	143,000	-
Related party notes and other payables, net of debt discounts totaling $324,093 and $0, respectively	319,977	537,183
Total current liabilities	1,839,887	1,610,227
Long term liabilities:
Other noncurrent liabilities	176,403	200,815
Total liabilities	$2,016,290	$1,811,042

Commitments and Contingencies, Note 5	-	-

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 950,000,000 shares authorized; 302,799,689 and 121,274,424 shares
issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	302,799	121,274
Additional paid-in capital	46,503,650	45,788,819
Accumulated other comprehensive loss	(614,299)	(524,819)
Stock purchase warrants	218,656	218,656
Accumulated deficit	(48,782,800)	(47,515,131)
Total Brazil Minerals, Inc. stockholders' deficit	(2,371,993)	(1,911,200)
Non-controlling interest	1,331,395	1,391,553
Total stockholders' deficit	(1,040,598)	(519,647)
Total liabilities and stockholders' deficit	$975,692	$1,291,395

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Revenue	$21,172	$17,933	$28,472	$30,387
Cost of revenue	27,229	36,651	96,313	113,528
Gross margin	(6,057)	(18,718)	(67,841)	(83,141)
Operating expenses:
Professional fees	10,567	60,362	90,849	137,621
General and administrative	143,300	106,948	289,680	261,108
Compensation and related costs	63,172	62,278	181,948	206,627
Stock based compensation	62,201	164,574	188,957	164,574
Total operating expenses	279,240	394,162	751,434	769,930
Loss from operations	(285,297)	(412,880)	(819,275)	(853,071)
Other expense (income):
Interest on promissory notes	51,763	29,920	116,477	80,950
Amortization of debt discounts and other fees	176,352	124,748	447,075	277,094
Other expense (income)	-	1,493	-	1,538
Total other expense (income)	228,115	156,161	563,552	359,582
Loss before provision for income taxes	(513,412)	(569,041)	(1,382,827)	(1,212,653)
Provision for income taxes	-	-	-	-
Net loss	(513,412)	(569,041)	(1,382,827)	(1,212,653)
Loss attributable to non-controlling interest	(53,807)	(74,646)	(115,158)	(90,624)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(459,605)	$(494,395)	$(1,267,669)	$(1,122,029)
Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$-	$(0.01)	$(0.01)	$(0.02)
Weighted-average number of common shares outstanding:
Basic and diluted	246,921,774	79,414,392	190,207,606	64,816,691
Comprehensive loss:
Net loss	$(513,412)	$(569,041)	$(1,382,827)	$(1,212,653)
Foreign currency translation adjustment	(8,078)	40,960	(89,480)	35,347
Comprehensive loss	(521,490)	(528,081)	(1,472,307)	(1,177,306)
Comprehensive loss attributable to noncontrolling interests	(53,807)	(74,646)	(115,158)	(90,624)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(467,683)	$(453,435)	$(1,357,149)	$(1,086,682)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities of continuing operations:
Net loss	$(1,382,827)	$(1,212,653)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	238,957	167,741
Amortization of debt discounts	447,075	277,094
Common stock issued in satisfaction of other financing costs	1,050	-
Depreciation and amortization	63,401	55,521
Changes in operating assets and liabilities:
Accounts receivable	(6)	-
Deposits and advances	-	(4,469)
Accounts payable and accrued expenses	122,988	72,977
Accrued salary due to officer	160,330	87,500
Other noncurrent liabilities	11,740	6,874
Net cash provided by (used in) operating activities	(337,292)	(549,415)
Cash flows from investing activities:
Acquisition of property and equipment	(803)	(37,991)
Advances to related parties	(1,173)	-
Net cash provided by (used in) investing activities	(1,976)	(37,991)
Cash flows from financing activities:
Loans from officer	-	64,889
Repayments of loans from officer	(65,641)	-
Net proceeds from sale of common stock	-	21,834
Proceeds from sale of subsidiary common stock to noncontrolling interests	5,000	212,766
Proceeds from convertible notes payable	130,556	415,420
Proceeds from loans payable	143,000	79,000
Repayment of loans payable	-	(79,000)
Net cash provided by (used in) financing activities	212,915	714,909
Effect of exchange rates on cash and cash equivalents	48,836	11,776
Net increase (decrease) in cash and cash equivalents	(77,517)	139,279
Cash and cash equivalents at beginning of period	83,374	6,268
Cash and cash equivalents at end of period	$5,857	$145,547
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$144,716	$66,115
Conversion of related party payables into convertible notes payable	$445,628	$-
Discount for beneficial conversion features on convertible notes	$561,633	$405,208

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. On July 6, 2018, Jupiter Gold received notice that its common stock was assigned the ticker symbol "JUPGF". The "F" denotes that Jupiter Gold is a foreign corporation. As of September 30, 2018, the Company had ownership of approximately 54.7% of the equity of Jupiter Gold. As such, the accounts and results of Jupiter Gold, and its subsidiary MJL, have been included in the Company's consolidated financial statements. See Note 2 for more information.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $62,439 as of September 30, 2018).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or net realizable value. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At September 30, 2018 and December 31, 2017, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the nine months ended September 30, 2018, the Company did not record any write downs against the value of its inventory.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of September 30, 2018 and December 31, 2017, the Company did not recognize any impairment losses related to mineral properties held.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the nine months ended September 30, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2018 and December 31, 2017, the Company's deferred tax assets had a full valuation allowance.

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

Earnings (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of September 30, 2018, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	1,548	(745)	803	901	(863)	38
Machinery and equipment	438,262	(251,761)	186,501	520,645	(250,067)	270,578
Vehicles	165,375	(104,779)	60,596	200,164	(105,308)	94,856
Total fixed assets	605,185	(357,285)	247,900	721,710	(356,238)	365,472

For the three and nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $19,426 and $17,125 and $63,401 and $55,521, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $513,261 and $620,805 at September 30, 2018 and December 31, 2017, respectively.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has recognized the cost of its investment in Ares, which is a private company with no readily determinable fair value, at its cost of $150,000 and accounts for the investment as an equity investment without a readily determinable fair value.

Accounts Payable and Accrued Liabilities

	September 30, 2018	December 31, 2017

Accounts payable and other accruals	$146,105	$132,172
Accrued interest	360,546	275,478
Total	$506,651	$407,650

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 (the "Note") and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018 (the "Warrants"). The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the Note bears interest at the rate of 12% per annum. All principal on the Note was payable on March 31, 2015 (the "Maturity Date"), which as of the date of this filing is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the Note increased to 30% per annum. Interest was payable on September 30, 2014 and on the Maturity Date. As of September 30, 2018, the Company has accrued interest payable totaling $292,509. The Note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted.

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

During the nine months ended September 30, 2018, the Company issued to one noteholder, in various transactions, $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $116,005 were recorded and are being amortized over the life of the notes.

As of September 30, 2018, the Company has $887,084 in principal of notes payable with remaining discounts of $16,598 and deferred financing costs of $227, with a net balance of $870,259. The convertible notes payable incur interest at rates ranging from 8.0% to 30.0% per annum with due dates ranging from July 2017 to April 2019. Though some of the notes are past their original maturity dates, the lender has not issued a formal notice of default and continues to assist the Company with financing to support its working capital needs.

During the nine months ended September 30, 2018 and 2017, $314,785 and $277,094 of the discounts were amortized to interest expense, respectively.

During the nine months ended September 30, 2018 and 2017, the Company issued 181,525,265 and 19,629,192 shares of common stock upon conversion of $146,766 and $66,115, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2018, the Company's convertible notes are convertible into an aggregate of approximately 1,429,075,000 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock. As the aggregate potential dilutive shares issuable upon such conversions exceeds the current number of authorized shares, the Company intends to amend its Articles of Incorporation to increase the authorized number of shares of its common stock.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2018, the Company had 950,000,000 common shares authorized with a par value of $0.001 per share.

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

Nine Months Ended September 30, 2018 Common Stock Transactions

During the nine months ended September 30, 2018, the Company issued 181,525,265 shares of common stock upon conversion of $145,766 in convertible notes payable and accrued interest.

Nine Months Ended September 30, 2017 Common Stock Transactions

During the nine months ended September 30, 2017, the Company issued 1,800,000 shares of common stock for cash proceeds of $21,834. Additionally, the Company issued 19,629,192 shares of common stock upon conversion of $66,115 in convertible notes payable and accrued interest.

See Note 3 for additional discussions of common stock issuances in connection with convertible notes.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2018, the Company granted options to purchase an aggregate of 18,268,000 shares of common stock to non-management directors. The options were valued at $37,500 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant ($0.0019 to $0.0026), expected dividend yield of 0%, historical volatility calculated between a range of 209.5% to 217.0%, risk-free interest rate between a range of 1.80% to 2.95%, and an expected term of 5 years.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

As of September 30, 2018 and December 31, 2017, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $644,070 and $502,397, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation, a related party. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of September 30, 2018 and December 31, 2017, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except for the below:

On November 5, 2018, the common stock of Brazil Minerals’ subsidiary Jupiter Gold Corporation began trading in the U.S. over the counter market with ticker symbol JUPGF.

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

Description of Business

Overview

Brazil Minerals, Inc. and its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") engage in the discovery and exploration of high potential mineral areas in Brazil. We consolidate the results of our controlled subsidiaries in this quarterly Report.

Our business model is focused on: 1) mining specific areas for gold and diamonds, and 2) generating projects from our portfolio of high-quality mineral rights (the “BMIX Mineral Bank”) for transactions leading to equity positions and/or royalties.

The BMIX Mineral Bank currently includes mineral rights for gold, diamonds, cobalt, copper, lithium, manganese, nickel, precious gems (aquamarine, beryl, tourmaline) and sand.

Our first example from our project generation strategy is the successful registration of Jupiter Gold Corporation (“Jupiter Gold”) as a new publicly-listed company (OTC ticker symbol: JUPGF). Brazil Minerals owns approximately 54.7% of Jupiter Gold’s equity as of September 30, 2018.

Mineral Properties

Our mineral properties are listed in the following table and summarized below:

Project Name	Minerals	Location (state, country)	Area (acres)	Status
Jequitinhonha Valley	Diamonds, Gold, Sand	Minas Gerais, Brazil	27,955	Mining**
Paracatu*	Gold	Minas Gerais, Brazil	795	Pre-mining***
Goiás	Cobalt, Copper, Nickel	Goiás, Brazil	5,011	Research
Salinas	Lithium, Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais, Brazil	288	Research
Crixás*	Gold	Goiás, Brazil	4,925	Research
Itabira*	Gold	Minas Gerais, Brazil	4,069	Research
Diamantina*	Manganese	Minas Gerais, Brazil	4,970	Research
Serrita*	Gold	Pernambuco, Brazil	14,169	Research
Amazonas*	Gold	Amazonas, Brazil	69,030	Research

* Projects owned by Jupiter Gold

** New area to be mined within this project is in process of licensing with the regulatory authorities

*** Detailed drilling campaign completed and application for initial commercial mining being prepared for submission to regulatory authorities

Note: We advise U.S. investors that none of the projects listed above have measured “reserves” as such term is specifically defined in the SEC’s Industry Guide 7. Such guideline is not followed by Brazil’s mining department.

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

Mineralization

Vaaldiam, the previous owner of this mining concession, and at that time a publicly-traded Canadian company, performed detailed geological studies leading to the publication of an NI 43-101 technical report in 2007, with an update in 2008, as required by the rules of the Canadian securities administrator and filed in SEDAR. The NI 43-101 report describes the existence of mineralized materials amounting to 1,639,200 cubic meters with the following concentrations: 0.16 carats of diamonds per cubic meter and 182 milligrams of gold per cubic meter. Vaaldiam also submitted a bankable feasibility study to the Brazilian mining department in accordance with local regulations. The NI 43-101 technical report and the bankable feasibility study were prepared and publicly-filed under regulations pertaining to Canada’s securities administrator. Under the SEC’s Industry Guide 7 such results are not characterized as reserves.

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

Map

Gold – Paracatu

The Paracatu Project, held by our subsidiary, Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the early 17th century by pioneers searching for gold. During the second quarter of 2018, Jupiter Gold performed a detailed drilling campaign of the Paracatu Project. The target is an alluvial plain along the Rico Creek, which drains the giant Paracatu gold deposit known as “Morro do Ouro” (Gold Hill), an ore body of 16 million ounces owned by Kinross Gold Corporation (NYSE: KGC).

The senior geologist on the Paracatu Project is Rodrigo Mello, who has extensive experience in Brazilian gold geology. Mr. Mello has worked in Brazil for some of the largest gold companies in the world such as Goldcorp, AngloGold, and AngloAmerican, and has written 19 geological reports, mostly on gold formations.

Gold has been confirmed by geochemical analysis of samples collected. The application for initial commercial mining is being prepared for submission to regulatory authorities

Gold – Crixás

The Crixás Project, held by our subsidiary Jupiter Gold, consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the 18th century by pioneers searching for gold. Today Crixás is home to the some of the largest gold operations in Brazil, with large gold mines and projects from AngloGold Ashanti and Cleveland Mining. AngloGold Ashanti’s operations in Crixás encompass three underground and two open sky mines, with an ore body of greater than 7 million ounces of gold and annual production of 132,000 ounces, according to publicly-available information. Jupiter Gold intends to begin a field study in late 2018.

Gold – Itabira

The Itabira Project, held by our subsidiary Jupiter Gold, consists of a mineral right for gold in a region of Brazil near the city of Itabira called the “Quadrilátero Ferrífero" (Iron Quandrangle) known for large iron mines as well as gold mines. Jupiter Gold intends to begin a field study in late 2018.

Manganese – Diamantina

The Diamantina Project, held by our subsidiary, Jupiter Gold, consists of two mineral rights for manganese in the region in and surrounding Diamantina where other companies have explored for manganese.

Manganese has been positively identified by Jupiter Gold’s research team during the third quarter of 2018. Jupiter Gold intends to further study the area with respect to the potential to mine for manganese.

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

Events in the Third Quarter of 2018

1) On July 30, 2018, we announced the successful production of an initial batch of polished diamonds from rough gems which were recovered from diamondiferous gravel using our new modular processing plant technology. These diamonds were mined within one of our mining concessions in the Jequitinhonha region of the state of Minas Gerais in Brazil.

2) On September 18, 2018, we announced the conclusion of an extensive drilling campaign of one of our several mineral rights in the Jequitinhonha River Valley located in the northern part of the state of Minas Gerais in Brazil. We drilled 35 holes spaced 30 to 50 meters utilizing a Banka 4-inch drill. All 35 holes were positive for fine gold as observed by our drilling team, and samples were collected for quantitative geochemical analysis. The average depth for the auriferous gravel layer was 8 meters and with a thickness between 1.5 to 9.3 meters. The target area studied in this drilling campaign is an alluvial plain along the Jequitinhonha River Valley, an area known for placer mining for gold and diamonds.

3) On September 20, 2018, we announced that our extensive drilling campaign commented in the previous item had yielded alluvial material with a high likelihood for diamonds in over 57% of the drill holes executed, according to members of our technical team with expertise in alluvial diamond exploration. Further analysis of the campaign’s results and inspection of collected samples indicated the existence of a diamond-rich zone within the drilled area. Satellite markers for diamonds, such as limonite, rutilite and tourmalinite, among others, were observed in all samples recovered within this diamond-rich zone. The Jequitinhonha River Valley where this mineral right is located has been a well-known source of gem-quality alluvial diamonds for over two centuries.

Events Subsequent to the End of the Third Quarter 2018

1) On October 1, 2018, our CEO, Marc Fogassa, gave a presentation on Brazil Minerals at the MicroCap Conference in New York City. Mr. Fogassa provided an overview of our business model and growth strategy.

2) On October 8, 2018, we announced the addition of Valéria da Rocha to our Brazil-based team. Ms. Rocha is an expert in the initial licensing of new mines with various Brazilian government regulators. She reports to our chief executive officer and works alongside mining engineers and geologists in preparing all that is needed for advancing our projects from planning to full operations. Ms. Rocha also consults with our subsidiary Jupiter Gold Corporation (OTC: JUPGF). She previously worked for a Brazilian partnership with gold and iron mines, and before that as consultant to several large mining companies.

3) On October 16, 2018, we announced that we had been granted by the local mining authority the Exploration Permit for our 288-acre lithium project located in the region of Salinas, state of Minas Gerais, in Brazil, allowing us to proceed towards a ground study campaign. Our project is located within a mining district which was extensively researched by CPRM (“Companhia de Pesquisa de Recursos Minerais”), the government-funded Geological Survey of Brazil, and singled out for high levels of lithium mineralization. In this district, the identified lithium deposits are associated with pegmatite formations, and lepidolite, petalite, and spodumene mineralization.

4) On November 5, 2018, we announced that we had advanced on mining licensing requirements for our new gold and diamond project in northern Minas Gerais state in Brazil. We have had positive meetings with regulators and we are now engaged in finalizing an application for an initial commercial mining operation in the area, which is expected to begin in 2019.

Results of Operations

The Three Months Ended September 30, 2018 Compared to the Three Months ended September 30, 2017

During the quarter ended September 30, 2018, we had revenues of $21,172 as compared to revenues of $17,933 during the quarter ended September 30, 2017, an increase of 18.1%. This increase is explained by the initial production of diamonds and gold from a new locale in the Company’s mining concession.

Our consolidated cost of goods sold during the quarter ended September 30, 2018 was $27,229, consisting entirely of production expenses, as compared to our consolidated cost of goods sold during the quarter ended September 30, 2017 of $36,651, a decrease of 25.7%. This was attributable to improved efficiencies in our mining processes, as well as a decrease in machinery repair costs.

Our gross loss during the quarter ended September 30, 2018 was $6,057, as compared to our gross loss during the quarter ended September 30, 2017 of $18,718, a decrease of 67.6%.

We had an aggregate of $279,240 in operating expenses during the quarter ended September 30, 2018, as compared to an aggregate of $394,162 in operating expenses during the quarter ended September 30, 2017, a decrease of 29.2%. This change was due primarily to a decrease in professional fees and stock-based compensation when compared to the prior year period.

During the quarter ended September 30, 2018, we had total other expenses of $228,115 as compared to $156,161 during the comparable quarter of 2017, an increase of 46.1%. This change was due primarily to higher interest costs incurred on our promissory notes due to the accrual and payment of stated rates and amortization of debt discounts when compared to the same period in 2017.

During the third quarter of 2018, we experienced a net loss attributable to our common stockholders of $459,605, as compared to a net loss of $494,395 during the third quarter of 2017, a decrease of 7.0%.

On a per share basis (both basic and diluted), during the third quarter of 2018, we had net loss per share attributable to our common stockholders of $0.00, as compared to a net loss per share attributable to our common stockholders of $0.01 in the third quarter of 2017.

The Nine Months Ended September 30, 2018 Compared to the Nine Months ended September 30, 2017

During the nine months ended September 30, 2018, we had revenues of $28,472 as compared to revenues of $30,387 during the nine months ended September 30, 2017, a decrease of 6.3%. This decrease is explained partially by the nationwide trucker strike that affected all state and federal highways including the ones near our operations, preventing movement of trucks, and with lack of fuel delivery to gas stations, regular cars were also affected. Partially offsetting the decrease, however, was an increase in revenues.

Our consolidated cost of goods sold during the nine months ended September 30, 2018 was $96,313, consisting entirely of production expenses, as compared to our consolidated cost of goods sold during the nine months ended September 30, 2017 of $113,528, a decrease of 15.2%. This was attributable to improved efficiencies in our mining processes, as well as a decrease in machinery repair costs.

Our gross loss during the nine months ended September 30, 2018 was $67,841, as compared to our gross loss during the nine months ended September 30, 2017 of $83,141, an increase of 18.4%.

We had an aggregate of $751,434 in operating expenses during the nine months ended September 30, 2018, as compared to an aggregate of $769,930 in operating expenses during the nine months ended September 30, 2017, a decrease of 2.4%. This change was due primarily to a decrease in professional fees incurred when compared to the prior year period.

During the nine months ended September 30, 2018, we had total other expenses of $563,552 as compared to $359,582 during the comparable nine months of 2017, an increase of 56.7%. This change was due primarily to higher interest costs incurred on our promissory notes due to the accrual and payment of stated rates and amortization of debt discounts when compared to the same period in 2017.

During the nine months ended September 30, 2018, we experienced a net loss attributable to our common stockholders of $1,267,669, as compared to a net loss of $1,122,029 during the nine months ended September 30, 2017, an increase of 13.0%.

On a per share basis (both basic and diluted), during the nine months ended September 30, 2018, we had net loss per share attributable to our common stockholders of $0.01, as compared to a net loss per share attributable to our common stockholders of $0.02 during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $64,531 compared to total current liabilities of $1,839,887 for a current ratio of 0.04 to 1 and negative working capital of $1,775,356. By comparison, on September 30, 2017, we had total current assets of $260,288 compared to current liabilities of $1,434,466 for a current ratio of 0.18 to 1 and negative working capital of $1,174,178.

Net cash used in operating activities was $337,292 in the first nine months of 2018, as compared to $549,415 in the first nine months of 2017. Net cash used in investing activities was $1,976 in the first nine months of 2018, as compared to $37,991 used in the first nine months of 2017. Net cash provided by financing activities was $212,915 in the first nine months of 2018, as compared to $714,909 in the first nine months of 2017.

During the nine months ended September 30, 2018, our sources of liquidity were derived from revenues, proceeds from debt issued, and proceeds of equity issuances to a subsidiary. Our ability to continue as a going concern is dependent on our ability to generated cash from revenues, and/or to successfully sell equity and/or debt, all of which provide cash flow for operations. We believe that we will continue to be successful in these efforts but there can be no assurance. We have no plans for any significant cash acquisitions for the remainder of 2018 or in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2018, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2018. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of September 30, 2018.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2018 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

BRAZIL MINERALS, INC.

Date: November 19, 2018	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

