Form 10-K
period 2018-12-31
Brazil Minerals, Inc.
filed 2019-04-15
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Issuer's telephone number, including area code: (833) 661-7900

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of June 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on such date as reported by Nasdaq.com) was approximately $353,596. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant's stock, are affiliates of the Registrant.

As of April 10, 2019, there were outstanding 462,591,931 shares of the registrant's common stock.

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

PART I

Item 1. Business.

Overview

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") has two components to its business model: (1) growing a portfolio of mineral rights in a wide spectrum of strategic and sought-after minerals, from which equity holdings and/or royalty interests may develop, and (2) mining certain specific areas for gold, diamonds, and sand. We consolidate our results in this Annual Report.

Our progress as an exploration project generator has been steady. In early 2013 we owned mineral rights for gold and diamonds. Since then we have grown several-fold our bank of high-quality mineral properties (the "BMIX Mineral Bank") to currently include mineral rights for gold, diamonds, cobalt, copper, lithium, manganese, nickel, precious gems (aquamarine, beryl, tourmaline) and sand.

Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016. We owned approximately 51.7% of Jupiter Gold's common stock as of December 31, 2018 and own 49.3% as of April 10, 2019.

We operate our business through the following subsidiaries, with percentage ownership as per Exhibit 21.1: BMIX Participações Ltda. ("BMIXP"), Mineração Duas Barras Ltda. ("MDB"), RST Recursos Minerais Ltda. ("RST"), Hercules Resources Corporation ("HRC"), Hercules Brasil Comercio e Transportes Ltda. ("HBR"), Jupiter Gold Corporation ("JGC"), and Mineração Jupiter Ltda ("MJL").

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

Polished Diamonds

The market for our polished diamonds is global and with prices normally quoted in U.S dollars. The price of our polished diamonds is determined by the so-called four C's – color, carat weight, clarity, and cut. We have had many of our polished diamonds certified and graded at the Gemological Institute of America ("GIA"), which is generally considered the premier analytical laboratory. The highest color grade our polished diamonds have obtained from GIA has been "E", the 2nd highest possible grade (the color scale starts at "D"). The best clarity that our polished diamonds have obtained from GIA has been "VVS1", the 2nd best clarity possible. The majority of our polished diamonds have been graded F-G for color and VVS2-VS2 for clarity. Their cut has been round brilliant, and their weight has been between 0.4 and 2.0 carats. The Rapaport valuation of our polished diamonds graded at GIA has been approximately $3,250 per carat. Rapaport is a diamond service provider that publishes well-known, periodic pricing valuations for diamonds based on the four C's, as described above.

Gold

The market for our gold is local with demand from various buyers. The price of our 96%-purity gold bars is determined by the global price for gold and quoted in U.S. dollars.

Sand

The market for our sand is local and priced in Brazilian reais. There are various local buyers for our sand, mostly owners of supply stores that cater to the construction industry. Our sand has been analyzed at a well-regarded analytical laboratory in Brazil and found to have high silica levels and low organic matter, both characteristics of high-quality sand.

Demand

When we have diamond and gold for sale, demand for our products has been robust. Demand for our sand is dependent on the health of the Brazilian economy since it is used in construction projects.

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

The mining department normally inspects our operations once a year via an unannounced visit which is their standard practice. We estimate that it costs $5,000-$10,000 annually to maintain compliance with various mining regulations.

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

The environmental agency normally inspects our operations once every one or two years which is standard practice for companies in good standing. We estimate that it costs $20,000-$30,000 annually to maintain compliance with various environmental regulations.

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

Employees and Independent Contractors

As of April 10, 2019, we had 8 full-time employees. We also retain consultants to provide specific services deemed necessary. We consider our employee relations to be very good.

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

As of today, we need additional equity or debt financing beyond our existing cash to operate. This additional financing may not become available and, if available, may not be available on terms that are acceptable to us. If we do obtain acceptable funding, the terms and conditions of receiving such capital would likely result in further dilution. If we are not successful in raising capital or sufficient capital, we will have to modify our business plans and substantially reduce or eliminate operations, or as an extreme measure seek reorganization. In these events, the holders of our securities could lose a substantial part or all of their investment.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mineral Properties

Our mineral properties are listed in the following table and summarized below.

Brazil Minerals Project	Minerals	Location	Area (acres)	Status
Pindaíba Project	Gold, Diamonds	Minas Gerais, Brazil	1,310	Pre-Mining
Jequitinhonha Valley Project	Gold, Diamonds, Sand	Minas Gerais, Brazil	26,645	Mining & Research
Montes Claros de Goiás Project	Cobalt, Copper, Nickel	Goiás, Brazil	5,011	Research
Rubelita Project	Lithium, Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais, Brazil	288	Research

The projects owned by our subsidiary Jupiter Gold are summarized in the table below.

Jupiter Gold Project Name	Minerals	Location (state, country)	Area (acres)	Status
Pindaíba Project	Gold royalties*	Minas Gerais, Brazil	1,310	Pre-Mining
Paracatu Project	Gold	Minas Gerais, Brazil	773	Pre-Mining
Crixás Project	Gold	Goiás, Brazil	3,068	Research
Itabira Project	Gold	Minas Gerais, Brazil	4,653	Research
Amazonas Project	Gold	Amazonas, Brazil	69,330	Research
Serrita Project	Gold	Pernambuco, Brazil	13,731	Research Planning
Bahia Project	Gold	Bahia, Brazil	4,757	Research Planning
Diamantina Project	Manganese	Minas Gerais, Brazil	233	Research

* Jupiter Gold receives 50% of the gold produced from the Pindaíba Project.

Item 3. Legal Proceedings.

None which are material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2017 and 2018. Prices have been proportionally adjusted to reflect a 1 for 500 reverse stock split effective January 27, 2017.

	Year Ended
Quarters	December 31, 2017
	High	Low
2017
First (1/1-3/31)	$0.0500	$0.0100
Second (4/1-6/30)	$0.0319	$0.0100
Third (7/1-9/30)	$0.0360	$0.0040
Fourth (10/1-12/31)	$0.0089	$0.0035

	Year Ended
Quarters	December 31, 2018
	High	Low
2018
First (1/1-3/31)	$0.0058	$0.0025
Second (4/1-6/30)	$0.0042	$0.0015
Third (7/1-9/30)	$0.0042	$0.0008
Fourth (10/1-12/31)	$0.0026	$0.0009

As of April 10, 2019, we had 184 holders of record of our common stock as such term is defined in SEC rules, according to records maintained by our transfer agent.

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

In 2017, our Board of Directors approved our 2017 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2018 with respect to the 2017 Stock Incentive Plan.

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

None during the fourth quarter of 2018.

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

Overview

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") has two components to its business model: (1) growing a portfolio of mineral rights in a wide spectrum of strategic and sought-after minerals, from which equity holdings and/or royalty interests will develop, and (2) mining certain specific areas for gold, diamonds, and sand. We consolidate our results in this Annual Report.

Our progress as an exploration project generator has been steady. In early 2013 we owned mineral rights for gold and diamonds. Since then we have grown several-fold our bank of high-quality mineral properties (the "BMIX Mineral Bank") to currently include mineral rights for gold, diamonds, cobalt, copper, lithium, manganese, nickel, precious gems (aquamarine, beryl, tourmaline) and sand.

Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016. Brazil Minerals’ ownership of Jupiter Gold’s common stock was 51.7% as of December 31, 2018 and is 49.3% as of April 10, 2019.

Our mineral properties are listed in the following table and summarized below.

Brazil Minerals Project	Minerals	Location	Area (acres)	Status
Pindaíba Project	Gold, Diamonds	Minas Gerais, Brazil	1,310	Pre-Mining
Jequitinhonha Valley Project	Gold, Diamonds, Sand	Minas Gerais, Brazil	26,645	Mining & Research
Montes Claros de Goiás Project	Cobalt, Copper, Nickel	Goiás, Brazil	5,011	Research
Rubelita Project	Lithium, Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais, Brazil	288	Research

The projects owned by our subsidiary Jupiter Gold are summarized in the table below.

Jupiter Gold Project Name	Minerals	Location (state, country)	Area (acres)	Status
Pindaíba Project	Gold royalties*	Minas Gerais, Brazil	1,310	Pre-Mining
Paracatu Project	Gold	Minas Gerais, Brazil	773	Pre-Mining
Crixás Project	Gold	Goiás, Brazil	3,068	Research
Itabira Project	Gold	Minas Gerais, Brazil	4,653	Research
Amazonas Project	Gold	Amazonas, Brazil	69,330	Research
Serrita Project	Gold	Pernambuco, Brazil	13,731	Research Planning
Bahia Project	Gold	Bahia, Brazil	4,757	Research Planning
Diamantina Project	Manganese	Minas Gerais, Brazil	233	Research

* Jupiter Gold receives 50% of the gold produced from the Pindaíba Project.

Brazil Minerals – Projects

Pindaíba Project

Minerals:	Gold (50% Brazil Minerals and 50% Jupiter Gold) &
Diamonds (100% Brazil Minerals)

Location:	Olhos-d'Água, state of Minas Gerais

Area:	1,310 acres

Highlights:

•	Extensive drilling campaign conducted by Brazil Minerals and concluded in Q3 2018.

•	35/35 of drill holes were visually positive for gold.

•	57% of drill holes had high-probability diamond recovery; a “diamond-rich” zone was identified in the area.

•	Results support open-sky mining.

•	The target area studied in this drilling campaign is an alluvial plain along the Jequitinhonha River Valley, an area known for placer mining for gold and gem-quality diamonds for over two hundred years.

•	Pindaíba is a storied mineral rights area which at one point had thousands of settlers along its river margin prospecting for diamond. Old settler activity is usually a strong indication of robust mineralization.

•	Old settler activity does not diminish the recoverable gold and diamonds from Brazil Minerals’ Project, as settlers prospected at the river margin with rudimentary tools and, by law, regulated mining must be done at least 100 meters from the margins of this river.

•	A royalty agreement with Jupiter Gold by which Brazil Minerals will use Jupiter Gold’s recovery plant for processing entails that Brazil Minerals will keep 50% of the revenues from gold and 100% of the revenue from diamond with respect to the Pindaíba Project.

Figure Above: Map of Brazil Mineral’s Pindaíba Project

In September 2018, Brazil Minerals announced the conclusion of an extensive drilling campaign of a portion of the mineral right of the Pindaíba Project. It was reported that Brazil Minerals drilled 35 holes spaced 30 to 50 meters utilizing a Banka 4-inch drill. All 35 holes were positive for fine gold as observed by our drilling team, and samples were collected for quantitative geochemical analysis. The average depth for the auriferous gravel layer was 8 meters and with a thickness between 1.5 to 9.3 meters.

Brazil Minerals also announced that this extensive drilling campaign yielded alluvial material with a high likelihood for diamonds in over 57% of the drill holes executed. Further analysis of the campaign’s results and inspection of collected samples indicated the existence of a diamond-rich zone within the drilled area. Satellite markers for diamonds, such as limonite, rutilite and tourmalinite, among others, were observed in all samples recovered within this diamond-rich zone.

Jequitinhonha Project

Minerals:	Gold, Diamonds, Sand (for construction)

Location:	Olhos-d'Água and Diamantina, state of Minas Gerais

Area:	26,645 acres

Highlights:

•	Brazil Minerals owns 9 mining concessions and 10 pre-mining concessions. A mining concession if the highest level of mineral right title in Brazil. It permits mining in perpetuity as long as environmental licensing is kept current and mining guidelines are followed.

•	This collection of mineral rights covers more than 60 miles of mineral rights alongside the banks of the Jequitinhonha River, a well-known area for gold and diamonds for over 200 years.

•	Gold and diamonds appear together in alluvial material; mining is open-sky, year-round.

Brazil Minerals, through subsidiaries, has 31 mineral rights for diamond, gold, and sand, on and near the margins of the Jequitinhonha River in the state of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold production; it has hosted alluvial production since the 18th century.

One of our mineral rights, covering 422 acres, is called “Duas Barras”, a mining concession for diamond, gold and sand. Our concession, awarded by the Brazilian federal government through the Brazilian mining department, is the highest level of mineral right in Brazil. It permits us to mine in perpetuity provided that environmental licenses are kept current and that mining guidelines are followed.

Figure Above: Map of Brazil Mineral’s Duas Barras Mining Concession

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

Montes Claros de Goiás Project

Minerals:	Nickel, Cobalt, Copper

Location:	Montes Claros de Goiás, state of Goiás

Area:	5,011 acres (2 mineral rights)

Highlights:

▪	Our area has a high probability to be in a continuation of the same geological trend of nearby nickel, cobalt, copper areas.

Figures Above: Maps of Brazil Minerals’ Montes Claros de Goiás Project mineral rights (2 areas)

Our Montes Claros de Goiás Project consists of two mineral rights for cobalt, copper, and nickel in the region in and surrounding Montes Claros de Goiás, where other companies have explored for these minerals, and some of the largest Brazilian reserves of nickel are located, according to publicly-available information.

We plan to conduct in-situ studies of the Montes Claros de Goiás Project in 2019.

Rubelita Project

Minerals:	Lithium

Location:	Rubelita, state of Minas Gerais

Area:	288 acres

Highlights:

•	The Rubelita Project is located within a mining district which was extensively researched by CPRM (“Companhia de Pesquisa de Recursos Minerais”), the government-funded Geological Survey of Brazil, and singled out for high levels of lithium mineralization. In this district, the identified lithium deposits are associated with pegmatite formations, and lepidolite, petalite, and spodumene mineralization.

•	Our area may also have aquamarine, beryl, tourmaline, granite, and feldspar deposits.

Figure Above: Map of Brazil Minerals’ Rubelita Project mineral right

The Rubelita project consists of a mineral right for lithium, aquamarine, beryl, tourmaline, granite, and feldspar in the Salinas district, where other companies have explored for these minerals.

We plan to conduct in-situ studies of the Rubelita Project in 2019.

Note: None of the Brazil Minerals projects currently has “reserves” in accordance with the definition of such term by the SEC.

Jupiter Gold – Projects

Paracatu Project

Mineral:	Gold

Location:	Paracatu, state of Minas Gerais

Area:	773 acres

Highlights:

•	Extensive drilling conducted by Jupiter Gold and concluded in Q2 2018.

•	18 of 23 drill holes were visually positive for gold and confirmed by geochemical studies performed at an SGS-Geosol laboratory.

•	Environmental licensing of the Paracatu Project was obtained in Q4 2018. Awaiting final licensing from the mining department for operation.

•	Jupiter Gold’s Paracatu Project is located only 4 miles from the largest gold mine in Brazil, Morro do Ouro (“Gold Hill”), owned and operated by Kinross Gold (NYSE: KGC). Morro do Ouro is a massive open-sky mine within an ore body of 16,000,000 ounces of gold and recent annualized production of 490,000 ounces of gold, according to publicly-available information.

Figure Above: Map of the Paracatu Project mineral right

The Paracatu Project is comprised of a 773-acre mineral right which is 100% owned by Jupiter Gold, and located within the municipality of Paracatu, in the northwestern part of the state of Minas Gerais in Brazil, a known area for gold since 1722. This mineral right encompasses an alluvial plain along the “Córrego do Rico” (“Rich Man Creek” in translation), which drains the gold deposit located 4 miles upstream known as “Morro do Ouro” (“Gold Hill”), an ore body of 16 million ounces of gold according to publicly-available reports. The Morro do Ouro open-sky mine is currently owned and operated by Kinross Gold Corporation (NYSE: KGC) and produces 480,000 ounces of gold annually.

Jupiter Gold’s geologists had initially planned for an exploratory drilling campaign for the Paracatu Project with six drill holes spaced 100 meters apart. Upon initial drilling, immediate visualization of fine gold in several holes resulted in the decision to expand from an exploratory to a detailed drilling campaign. A total of 23 holes spaced 25-30 meters were drilled using a Banka 4-inch percussion rotary drill. Gold was visualized in 18 out of the 23 drill holes executed. Fine gold was observed within gravel at depths varying from 0.5 meters (app. 20 inches) to 7.8 meters (app. 26 feet).  Samples were submitted to the SGS-Geosol laboratory unit in Belo Horizonte, Brazil, where geochemical analysis was performed by Fire Assay Atomic Absorption protocols, and 18 of 23 drill holes were confirmed positive for gold.

Crixás Project

Mineral:	Gold

Location:	Crixás, state of Goiás

Area:	3,068 acres

Highlights:

•	Located 11 miles from 4 active open-sky gold mines owned and operated by AngloGold Ashanti (NYSE: AU) within an ore body with 9,000,000 ounces of gold and annual production of 130,000 ounces.

•	Jupiter Gold’s area has a high probability to be in a continuation of the same geological trend.

•	This area may also have nickel deposits.

Figure Above: Map of Jupiter Gold’s Crixás Project mineral right

Jupiter Gold’s Crixás Project consists of a mineral right for gold in this well-known gold district. This area of Brazil was settled in the 18th century by pioneers searching for gold. Today Crixás is home to the some of the largest gold operations in Brazil, with large gold mines and projects from AngloGold Ashanti (NYSE: AU). AngloGold Ashanti’s operations in Crixás encompass three underground and two open sky mines, with an ore body of approximately 9 million ounces of gold and annual production of over 130,000 ounces of gold, according to publicly-available information.

Jupiter Gold plans to conduct in-situ studies of the Crixás Project in the second quarter of 2019.

Itabira Project

Mineral:	Gold

Location:	Near Itabira, state of Minas Gerais

Area:	4,653 acres

Highlights:

•	In situ geological research planned for Q1 2019.

•	Located in the area known as “Iron Quadrangle” with several gold and iron mines.

Figure Above: Map of Jupiter Gold’s Itabira Project mineral right

Jupiter Gold’s Itabira Project is located within the well-known area in the state of Minas Gerais in Brazil called the "Iron Quandrangle". This region, known for both iron and gold mining, has excellent logistics and is also close to the state's capital, Belo Horizonte. The closest larger city to this project is Itabira.

Geological formations in the Iron Quadrangle are rich and highly complex; gold mines usually begin as open-sky alluvial operations and later advance underground following primary gold deposits. Several companies have operated gold mines within the Iron Quandrangle, notably AngloGold Ashanti (NYSE: AU) and Jaguar Mining.

Jupiter Gold plans to conduct in-situ studies of the Crixás Project by the third quarter of 2019.

Amazonas Project

Mineral:	Gold

Ownership:	100%

Location:	Apuí, state of Amazonas

Area:	69,330 acres (3 contiguous mineral rights)

Highlights:

•	Apuí is a known gold district in the state of Amazonas.

•	The Amazon is a new gold frontier; primary deposits in this region of Brazil are usually sizeable.

•	Large gold areas in the Amazon region of Brazil with proven reserves have fetched prices reaching $15 to $160 million in disclosed transactions involving public companies.

19

Figures Above: Maps of Jupiter Gold’s Amazonas Project mineral rights (3 areas)

Jupiter Gold’s Amazonas project consists of three mineral rights for gold in the Apui area, a known gold district in the state of Amazonas.

Jupiter Gold plans to conduct in-situ studies of the Amazonas Project in 2019.

Serrita Project

Mineral:	Gold

Ownership:	100%

Location:	Serrita, state of Pernambuco

Area:	13,731 acres (3 contiguous mineral rights)

Highlights:

•	The Serrita gold district is an area known to host narrow high-grade gold mineralized quartz veins.

•	The Brazilian government-funded CPRM (Mineral Resources Research Company) researched this province extensively and confirmed gold mineralization.

•	Jupiter Gold’s area may also have copper, manganese, and nickel deposits.

21

Figures Above: Maps of Jupiter Gold’s Serrita Project mineral rights (3 areas)

Jupiter Gold’s Serrita Project consists of three mineral rights for gold in the Serrita district, a known gold district in the state of Pernambuco.

Jupiter Gold plans to conduct in-situ studies of the Serrita Project in 2019.

Bahia Project

Mineral:	Gold

Ownership:	100%

Location:	Brotas de Macaúbas, state of Bahia

Area:	4,757 acres

Highlights:

•	District has areas with known primary gold in quartz veins.

23

Figure Above: Map of Jupiter Gold’s Bahia Project mineral right

The Bahia Project, held by our subsidiary Jupiter Gold, consists of one mineral rights for gold in a known gold region near the Chapada Diamantina in the state of Bahia.

Jupiter Gold plans to conduct in-situ studies of the Bahia Project in 2019.

Diamantina Project

Mineral:	Manganese

Ownership:	100%

Location:	Near Diamantina, state of Minas Gerais

Area:	233 acres

Highlights:

•	Geological research completed in Q3 2018 confirmed manganese mineralization.

•	Located less than a mile from an area with a prior manganese mine; excellent logistics.

•	Brazilian manganese is highly sought after particularly by Asian buyers; Jupiter Gold is undergoing further analysis and this area may have the potential to support sale of manganese ore.

Figure Above: Map of Jupiter Gold’s Diamantina Project mineral right

The Diamantina Project consists of a mineral right for manganese in the region in and surrounding Diamantina where other companies have explored for manganese. Manganese has been positively identified by Jupiter Gold’s research team during the third quarter of 2018. Jupiter Gold intends to further study the area with respect to the potential to mine for manganese.

Jupiter Gold plans to pursue studies related to economic feasibility of the Diamantina Project in 2019.

Note: None of the Jupiter Gold projects currently has “reserves” in accordance with the definition of such term by the SEC.

Results of Operations

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

In 2018, we had revenues of $19,716, as compared to revenues of $43,253 in 2017, a decrease of 54.4%. The decrease was primarily due to the fact that we mined a lesser number of months, and opted to wait for the licensing of a new high-quality area for production in 2019 and beyond.

Our consolidated cost of goods sold in 2018 was $126,217, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold in 2017 was $208,840. The decrease of 39.6% between 2018 and 2017 for the consolidated cost of goods sold is explained by lesser mining performed.

Our gross margin in 2018 was ($106,501). By comparison, our gross margin in 2017 was ($165,587). The increase of 35.7% between 2018 and 2017 for the gross margin is explained by lower cost of goods sold in 2018.

We had an aggregate of $1,052,830 in operating expense in 2018, as compared to an aggregate of $1,217,217 in operating expenses in 2017, a decrease of $164,387 or 13.5%. This decrease was mostly due to lower stock-based compensation costs, offset in part by an increase in general and administrative expenses.

In 2018, we had total other expenses of $689,341, as compared to $508,103 in total other expenses in 2017, an increase of $181,238 or 35.7%. This increase was mostly due to higher amortization of debt discounts and other fees, in addition to slightly higher interest expenses incurred on promissory notes.

In 2018, we experienced a net loss attributable to Brazil Minerals, Inc. of $1,666,200, as compared to a net loss attributable to Brazil Minerals, Inc. of $1,691,433 in 2017, a decrease of $25,233 or 1.5%. On a per share basis (both basic and diluted), the 2018 net loss attributable to Brazil Minerals, Inc. was $0.01 versus $0.02 in 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $63,286 compared to total current liabilities of $2,073,564 for a current ratio of 0.03 to 1 and a working capital deficit of $2,010,278. By comparison, on December 31, 2017, we had total current assets of $155,118 compared to current liabilities of $1,610,227 for a current ratio of 0.10 to 1 and a working capital deficit of $1,455,109. In both 2018 and 2017, our principal sources of liquidity were issuances of equity and convertible debt.

Net cash used in operating activities was $511,313 in 2018, as compared to $734,294 in 2017, a decrease of $222,981 or 30.4%. Net cash used in investing activities was $1,976 in 2018, as compared to $37,985 in 2017, a decline of $36,009 or 94.8%. Net cash provided by financing activities was $389,274 in 2018, as compared to $852,655 in 2017, a decrease of $463,381 or 54.4%.

During the year ended December 31, 2018, our sources of liquidity were derived from revenues, proceeds from debt issued, and proceeds of equity issuances to a subsidiary. Our ability to continue as a going concern is dependent on our ability to generated cash from revenues, and/or to successfully sell equity and/or debt, all of which provide cash flow for operations. We believe that we will continue to be successful in these efforts but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans payable to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2018, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2018. On the basis of that evaluation, management concluded that the Company's disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control system is designed to provide reasonable assurance to management and to the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

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

(c)  Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred in the fourth quarter of 2018 that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information.

On April 8, 2019 the Company issued and sold 200,000,000 shares of the Company’s Common Stock for a purchase price of $100,000. The Company did not retain or pay any commission or other consideration to any person in connection with the sale. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and being issued to only one accredited investor which represented to us that he had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment and was acquiring the shares for investment and could bear the economic risk of the investment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of April 10, 2019 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	52	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	59	Director

Marc Fogassa, age 52, has been a director and our Chairman and Chief Executive Officer since 2012. He is also the Chairman and Chief Executive Officer of Jupiter Gold Corporation, one of our subsidiaries. He has over 16 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega, age 59, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States ("OAS") from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

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

Item 11. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2017 and 2018. No employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
M. Fogassa	12/31/2017	14,000	-		-		-	-	-	-	14,000
CEO	12/31/2018	24,500	-		-		-	-	-	-	24,500

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

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2018 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Roger Noriega	-	$50,000		$50,000

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2018 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of all assumptions made in the calculation of this amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of April 10, 2019  by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

					Percentage of Voting
		Shares Beneficially			Power of all Outstanding
Name and Address (1)	Office	Owned (2)		Percent of Class (3)	Classes of Company Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	252,845,670	(5)	28.49%	13.96%

Ambassador Roger Noriega	Director	51,176,014	(6)	7.17%	3.51%

All executive officers and directors as a group (2 people)		277,021,684	(5)(6)	32.39%	15.87%

Igor Tkachenko		200,000,000		30.18%	14.79%

Series A Stock

Marc Fogassa	Director	1		100.00%	51.00%

All executive officers and directors as a group (2 people)		1		100.00%	51.00%

———————

(1) The mailing address of each of the officers, directors, and affiliates set forth below is c/o Brazil Minerals, Inc., Rua Vereador João Alves Praes nº 95-A, Olhos D'Agua, MG 39.398-000, Brazil.

(2) Beneficial ownership is determined in accordance with rules promulgated by the SEC.

(3) Based on 462,591,931 shares of common stock issued outstanding as of April 10, 2019 and additional shares issuable upon exercise of options.

(4) The holders of our Series A Stock vote together as a single class with the holders of our Common Stock, with the holders of Series A Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. Based on their beneficial ownership of shares of Series A Stock and Common Stock as of April 10, 2019, each person set forth in the table had the approximate percentage of the voting power of the common and preferred stock voting together as a single class as of such date set forth opposite their name.

(5) Includes 224,711,111 shares of our common stock which are obtainable through exercise of options received on extinguishment of notes issued by the Company to Marc Fogassa for various unpaid obligations, and 25,251,614 shares of common stock owned by entities deemed to be controlled by Marc Fogassa.

(6) Includes 51,176,014 shares of our common stock which are obtainable through exercise of options received as compensation for directorship.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We believe that Ambassador Roger Noriega is "independent" as such term is defined with respect to directors by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On December 22, 2018, the Company engaged BF Borgers CPA PC ("Borgers") as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2018. Borgers was also retained as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2017. The fee that was billed by Borgers for the audit of our financial statements as of December 31, 2017 and for quarterly reviews during such year was $44,820. The Company expects that the total fees payable to Borgers for the audit of the Company's financial statements as of December 31, 2018 will be $31,860.

Audit-Related Fees

During 2017 or 2018, there were no fees paid to Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to us by Borgers in 2017 or 2018.

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

DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Brazil Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015.

Lakewood, CO

April 15, 2019

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equi valents	$2,407	$84,107
Accounts receivable	256	-
Taxes receivable	23,773	27,846
Inventory	33,188	38,875
Deposits and advances	3,662	4,290
Total current assets	63,286	155,118
Property and equipment, net	243,778	365,472
Intangible assets	530,293	620,805
Equity investments	150,000	150,000
Total assets	$987,357	$1,291,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$531,290	$407,650
Convertible notes payable, net of debt discounts totaling $8,299 and $219,609, respectively	866,624	665,394
Loans payable	228,320	-
Related party notes and other payables, net of debt discounts totaling $222,814 and $0, respectively	447,330	537,183
Total current liabilities	2,073,564	1,610,227
Other noncurrent liabilities	188,423	200,815
Total liabilities	2,261,987	1,811,042

Commitments and contingencies (Note 7)	-	-

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Series B preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value. 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value. 950,000,000 shares authorized; 332,260,644 and 121,274,424 shares
issued and outstanding as of December 31, 2018 and 2017, respectively	332,260	121,274
Additional paid-in capital	46,771,464	46,007,475
Accumulated other comprehensive loss	(566,105)	(524,819)
Accumulated deficit	(49,181,331)	(47,515,131)
Total Brazil Minerals, Inc. stockholders' deficit	(2,643,711)	(1,911,200)
Non-controlling interest	1,369,081	1,391,553
Total stockholders' deficit	(1,274,630)	(519,647)
Total liabilities and stockholders' deficit	$987,357	$1,291,395

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,	Year Ended December 31,
	2018	2017

Revenue	$19,716	$43,253
Cost of revenue	126,217	208,840
Gross margin	(106,501)	(165,587)
Operating expenses:
Professional fees	125,982	155,150
General and administrative	428,064	345,371
Compensation and related costs	244,465	265,753
Stock based compensation	254,319	450,943
Total operating expenses	1,052,830	1,217,217
Loss from operations	(1,159,331)	(1,382,804)
Other expense (income):
Interest on promissory notes	132,463	111,504
Amortization of debt discounts and other fees	556,878	395,060
Other expense (income)	-	1,539
Total other expense (income)	689,341	508,103
Loss before provision for income taxes	(1,848,672)	(1,890,907)
Provision for income taxes	-	-
Net loss	(1,848,672)	(1,890,907)
Loss attributable to non-controlling interest	(182,472)	(199,474)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(1,666,200)	$(1,691,433)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	220,548,469	76,700,560

Comprehensive loss:
Net loss	$(1,848,672)	$(1,890,907)
Foreign currency translation adjustment	(41,286)	(35,303)
Comprehensive loss	(1,889,958)	(1,926,210)
Comprehensive loss attributable to noncontrolling interests	(182,472)	(199,474)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(1,707,486)	$(1,726,736)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests	Total Stockholders Equity (Deficit)

Balance, December 31, 2016	1	$1	64,752,286	64,752	$44,909,360	$(489,516)	$(45,823,698)	$1,328,594	$(10,507)

Issuance of common stock in connection with sales made
under private offerings	-	-	1,800,000	1,800	20,034	-	-	-	21,834
Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	29,722,138	29,722	54,866	-	-	-	84,588
Issuance of Jupiter Gold common stock in exchange for consulting, professional
and other services	-	-	-	-	-	-	-	3,167	3,167
Issuance of common stock in connection with share exchange
agreement with related party	-	-	25,000,000	25,000	125,000	-	-	-	150,000
Recognition of beneficial conversion features related to
convertible debentures	-	-	-	-	447,272	-	-	-	447,272
Stock based compensation	-	-	-	-	450,943	-	-	-	450,943
Change in foreign currency translation	-	-	-	-	-	(35,303)	-	-	(35,303)
Issuance of Jupiter Gold common stock in connection with sales
made under private offerings	-	-	-	-	-	-	-	259,266	259,266
Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	(1,691,433)	(199,474)	(1,890,907)

Balance, December 31, 2017	1	$1	121,274,424	$121,274	$46,007,475	$(524,819)	$(47,515,131)	$1,391,553	$(519,647)

Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	210,986,220	210,986	(51,963)	-	-	-	159,023
Issuance of Jupiter Gold common stock in exchange for consulting, professional
and other services	-	-	-	-	-	-	-	125,000	125,000
Recognition of beneficial conversion features related to
convertible debentures	-	-	-	-	561,633	-	-	-	561,633
Stock based compensation	-	-	-	-	254,319	-	-	-	254,319
Change in foreign currency translation	-	-	-	-	-	(41,286)	-	-	(41,286)
Issuance of Jupiter Gold common stock in connection with sales
made under private offerings	-	-	-	-	-	-	-	35,000	35,000
Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	(1,666,200)	(182,472)	(1,848,672)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,	Year Ended December 31,
	2018	2017

Cash flows from operating activities of continuing operations:
Net loss	$(1,848,672)	$(1,890,907)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	379,319	454,110
Amortization of debt discounts	556,878	395,060
Convertible debt issued in satisfaction of other financing costs	1,050	-
Depreciation and amortization	75,346	90,040
Changes in operating assets and liabilities:
Accounts receivable	(273)	-
Inventory	-	40,281
Deposits and advances	-	(4,445)
Accounts payable and accrued expenses	146,590	81,371
Accrued salary due to officer	160,330	87,500
Other noncurrent liabilities	18,119	12,696
Net cash provided by (used in) operating activities	(511,313)	(734,294)

Cash flows from investing activities:
Acquisition of capital assets	(803)	(37,985)
Advances to related parties	(1,173)	-
Net cash provided by (used in) investing activities	(1,976)	(37,985)

Cash flows from financing activities:
Loan from officer	(4,602)	116,971
Net proceeds from sale of common stock	-	21,834
Proceeds from sale of subsidiary common stock to noncontrolling interests	35,000	259,266
Proceeds from convertible notes payable	130,556	454,584
Proceeds from loans payable	228,320	79,000
Repayment of loans payable	-	(79,000)
Net cash provided by (used in) financing activities	389,274	852,655

Effect of exchange rates on cash and cash equivalents	43,048	(2,537)
Net increase (decrease) in cash and cash equivalents	(80,967)	77,839
Cash and cash equivalents at beginning of period	83,374	6,268
Cash and cash equivalents at end of period	$2,407	$84,107

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with share exchange agreement with related party	$-	$150,000
Shares issued in connection with conversion of debt and accrued interest	$159,023	$84,588
Conversion of related party payables into convertible notes payable	$445,628	$-
Discount for beneficial conversion features on convertible notes	$561,633	$447,273

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. As of December 31, 2018, the Company has ownership of approximately 51.7% of the equity of Jupiter Gold. As such, the accounts and results of Jupiter Gold, and its subsidiary Mineração Jupiter Ltda, have been included in the Company's consolidated financial statements. See Note 2 for more information.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America and are expressed in United States dollars. For the years ended December 31, 2018 and 2017, the consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIXP"), which includes the accounts of BMIXP's wholly-owned subsidiary, Mineração Duas Barras Ltda. ("MDB").

During the year ended December 31, 2014, BMIXP acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST"), and during the first quarter of 2015, it acquired an additional 25% interest in RST, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST has been consolidated within the Company's financial statements.

On April 17, 2015, BMIXP incorporated Hercules Resources Corporation ("HRC"). On May 27, 2015, HRC formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, Hercules Brasil is a wholly-owned subsidiary and has been consolidated within the Company's consolidated financial statements.

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda ("MJL") to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company, in exchange for all of the common stock of JGC. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of December 31, 2018, the Company has ownership of approximately 51.7% of the equity of JGC. As such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. During the year ended December 31, 2018, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold and rough diamonds recovered from a new mining area that the Company expects will become operational in 2019. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

As of December 31, 2018 and 2017, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, taxes receivable, prepaid expenses, inventory, deposits and other assets, accounts payable, accrued expenses and convertible notes payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $64,519 as of December 31, 2018).

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At December 31, 2018 and 2017, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the years ended December 31, 2018 and 2017, the Company recorded reserves of $0 and $38,875, respectively, against the value of its inventory.

Taxes Receivable

The Company records a receivable for value added taxes receivable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 2018 and 2017, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of December 31, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2018 and 2017, the Company's deferred tax assets had a full valuation allowance.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2018, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of December 31, 2018, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock. The Company increased its authorized share count on March 15, 2018 to rectify such situation.

Other Comprehensive Income

Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) that amends the accounting guidance on leases for both lessees and lessors. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. The amendments in this accounting standard update are effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2019.

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC Topic 840 if the optional transition method is elected. The Company plans to adopt the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption. The Company does not expect that this standard to have a material effect on its consolidated financial statements due to the recognition of new ROU assets and lease liabilities for lessee activities.

As part of the implementation process, the Company assessed its lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Consequently, on adoption, the Company expects to recognize additional operating liabilities ranging from $22,000 to $43,000, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for the majority of its leases as both lessee and lessor.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

We have reviewed other recent accounting pronouncements issued to the date of the issuance of these consolidated financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$1,572	$(769)	$803	$901	$(863)	$38
Machinery and equipment	451,310	(268,537)	182,773	520,645	(250,067)	270,578
Vehicles	170,885	(110,683)	60,202	200,164	(105,308)	94,856
Total fixed assets	$623,767	$(379,989)	$243,778	$721,710	$(356,238)	$365,472

For the years ended December 31, 2018 and 2017, the Company recorded depreciation expense of $75,346 and $90,040, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $530,293 and $620,805 at December 31, 2018 and 2017, respectively.

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

The Company has recognized the cost of its investment in Ares, which is a private company with no readily determinable fair value, at its cost of $150,000 and accounts for the investment as an equity investment without a readily determinable fair value. The Company owns less than 5% of the total shares outstanding of Ares Resources Corporation.

Accounts Payable and Accrued Liabilities

	December 31, 2018	December 31, 2017
Accounts payable and other accruals	$140,968	$132,172
Accrued interest	390,322	275,478
Total	$531,290	$407,650

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE [add loans payable, table for debt that ties to bs]

The following tables set forth the components of the Company’s convertible debentures as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	630,923	641,003
Less: loan discounts	(8,299)	(219,609)
Total convertible notes, net	$866,624	$665,394

 The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning balance	$665,394	349,030
Amortization of debt discounts associated with convertible debt	334,064	395,060
Conversion of convertible note principal into common stock	(148,435)	(78,750)
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	1,050	–
Issuance of convertible notes payable	137,306	477,609
Loan discounts recorded related to issuance of convertible notes payable	(122,755)	(477,555)
Repayment of convertible note principal	(–)	(–)
Total convertible notes, net	$866,624	$665,394

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of December 31, 2018, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of December 31, 2018, the Company has accrued interest payable totaling $310,809 in connection with this note.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of December 31, 2018, the outstanding principal balance on these notes total $200,144.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of December 31, 2018, the outstanding principal balance on these notes total $293,474.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes.

While many of these convertible notes are past their original maturity dates, the Company continues to maintains a favorable relationship and work with the lender with regard to financing its working capital needs.

As of December 31, 2018, the Company has accrued interest payable totaling $79,513 in connection with these variable convertible notes.

During the years ended December 31, 2018 and 2017, $334,064 and $395,060 of the discounts were amortized to interest expense, respectively.

During the years ended December 31, 2018 and 2017, the Company issued 210,986,220 and 29,772,138 shares of common stock upon conversion of $159,023 and $84,588, respectively, in notes payable and accrued interest.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2018, the Company's convertible notes are convertible into an aggregate of approximately 1,402,052,778 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

During the year ended December 31, 2018, the Company bridge loan proceeds aggregating $228,320 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand. As of December 31, 2018, the Company has accrued interest payable totaling $5,751 in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of December 31, 2018 and December 31, 2017 amounted to $188,423 and $200,815, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

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

As of December 31, 2018, the Company had 950,000,000 common shares authorized with a par value of $0.001 per share.

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

Year Ended December 31, 2018 Transactions

During the year ended December 31, 2018, the Company issued 210,986,220 shares of common stock upon conversion of $159,023 in convertible notes payable and accrued interest.

Year Ended December 31, 2017 Transactions

During the year ended December 31, 2017, the Company issued 1,800,000 shares of common stock for cash proceeds of $21,834. Additionally, the Company issued 29,772,138 shares of common stock upon conversion of $84,588 in convertible notes payable and accrued interest.

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

During the year ended December 31, 2018, the Company granted options to purchase an aggregate of 31,073,000 shares of common stock to non-management directors. The options were valued at $50,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant ($0.0010 to $0.0026), expected dividend yield of 0%, historical volatility calculated between a range of 205.4% to 217.0%, risk-free interest rate between a range of 1.80% to 2.95%, and an expected term of 5 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Salary, retirement contributions and advances payable to related party	$224,516	$502,397
Other amounts due to related party	–	34,786

Convertible notes payable to related party	$445,628	$–
Less: loan discounts	(222,814)	(–)
Total convertible notes payable to related party, net	$222,814	$–

Total related party payables	$447,330	$537,183

As of December 31, 2018 and 2017, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $670,144 and $537,183, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2018, there were unamortized debt discounts of $222,814 related to this note.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation. Our chief executive officer also serves as an officer of Ares Resources Corporation, thus making it a related party under common ownership and control. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of December 31, 2018 and 2017, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

The Company engaged Noble Capital Markets, Inc. (“Noble”) as a non-exclusive financial advisor in December 2018. In January 2019, and through the present time, the Company is engaged, with the assistance of Noble, in a funding campaign though a private placement memorandum. The Company has received $120,000 in gross proceeds from this private placement initiative to date.

On April 8, 2019, the Brazil Minerals received proceeds of $100,000 from an accredited investor from a Company directed sale of shares of its common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 15, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	April 15, 2019
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 15, 2019
Roger Noriega

35

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

36

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

37