Form 10-Q
period 2019-03-31
Brazil Minerals, Inc.
filed 2019-05-20
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	BMIX	OTCPink, a marketplace of the OTC Markets Group

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2019, the registrant had 731,193,342 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	F-1

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	F-3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures.	12

PART II - OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

Exhibits/Certifications

2

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,596	$2,407
Accounts receivable	370	256
Taxes recoverable	23,639	23,773
Inventory	33,002	33,188
Operating lease right of use assets	15,969	-
Deposits and advances	3,642	3,662
Total current assets	82,218	63,286
Property and equipment, net	225,121	243,778
Intangible assets, net	527,325	530,293
Equity investments	150,000	150,000
Total assets	$984,664	$987,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$584,286	$531,290
Convertible notes payable, net of debt discounts totaling $0 and $8,299, respectively	820,307	866,624
Loans payable	270,320	228,320
Lease Liabilities	15,969	-
Related party notes and other payables, net of debt discounts totaling $111,407 and $222,814, respectively	589,708	447,330
Total current liabilities	2,280,590	2,073,564
Other noncurrent liabilities	190,186	188,423
Total liabilities	2,470,776	2,261,987

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 950,000,000 shares authorized; 460,518,411 and 332,260,644 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	460,518	332,260
Additional paid-in capital	46,787,061	46,771,464
Accumulated other comprehensive loss	(568,639)	(566,105)
Accumulated deficit	(49,585,782)	(49,181,331)
Total Brazil Minerals, Inc. stockholders' deficit	(2,906,841)	(2,643,711)
Non-controlling interest	1,420,729	1,369,081
Total stockholders' deficit	(1,486,112)	(1,274,630)
Total liabilities and stockholders' deficit	$984,644	$987,357

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Revenue	$4,793	$4,915
Cost of revenue	43,237	35,868
Gross profit (loss)	(38,444)	(30,953)
Operating expenses:
Professional fees	32,922	24,841
General and administrative	107,705	79,599
Compensation and related costs	60,805	61,023
Stock based compensation	53,587	12,500
Total operating expenses	255,019	177,963
Loss from operations	(293,463)	(208,916)
Other expense (income):
Interest on promissory notes	34,853	25,389
Amortization of debt discounts and other fees	119,706	124,330
Total other expense (income)	154,559	149,719
Loss before provision for income taxes	(448,022)	(358,635)
Provision for income taxes	-	-
Net loss	(448,022)	(358,635)
Loss attributable to non-controlling interest	(43,571)	(9,709)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(404,451)	$(348,926)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	310,581,682	138,510,812

Comprehensive loss:
Net loss	$(448,022)	$(358,635)
Foreign currency translation adjustment	(2,534)	22,915
Comprehensive loss	(450,556)	(335,720)
Comprehensive loss attributable to noncontrolling interests	(43,571)	(9,709)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(406,985)	$(326,011)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumu- lated Other Compre- hensive	Accumulated	Non- controlling	Total Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2017	1	$1	121,274,424	$121,274	$46,007,475	$(524,819)	$(47,515,131)	$1,391,553	$(519,647)

Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	46,880,968	46,881	13,991	-	-	-	60,872
Recognition of beneficial conversion features related to
convertible debentures	-	-	-	-	68,836	-	-	-	68,836
Stock based compensation	-	-	-	-	12,500	-	-	-	12,500
Change in foreign currency translation	-	-	-	-	-	22,915	-	-	22,915
Net income (loss)	-	-	-	-	-	-	(348,926)	(9,709)	(358,635)
Balance, March 31, 2018	1	$1	168,155,392	$168,155	$46,102,802	$(501,904)	$(47,864,057)	$1,381,844	$(713,159)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	128,257,767	128,258	(67,771)	-	-	-	60,487
Stock based compensation	-	-	-	-	53,587	-	-	-	53,587
Change in foreign currency translation	-	-	-	-	-	(2,534)	-	-	(2,534)
Sale of Jupiter Gold common stock in connection with
equity offerings	-	-	-	-	-	-	-	95,219	95,219
Issuance of common stock purchase warrants in connection with sales
of Jupiter Gold common stock	-	-	-	-	29,781	-	-	-	29,781

Net income (loss)	-	-	-	-	-	-	(404,451)	(43,571)	(448,022)

Balance, March 31, 2019	1	$1	460,518,411	$460,518	$46,787,061	$(568,639)	$(49,585,782)	$1,420,729	$(1,486,112)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$(448,022)	$(358,635)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	53,587	12,500
Amortization of debt discounts	119,706	124,330
Convertible debt issued in satisfaction of other financing costs	-	1,050
Depreciation and amortization	17,881	23,006
Changes in operating assets and liabilities:
Accounts receivable	(119)	-
Accounts payable and accrued expenses	59,441	19,895
Accrued salary due to officer	57,750	50,531
Other noncurrent liabilities	2,912	3,146
Net cash provided by (used in) operating activities	(136,864)	(124,177)

Cash flows from investing activities:
Acquisition of capital assets	(79)	(1,173)
Net cash provided by (used in) investing activities	(79)	(1,173)

Cash flows from financing activities:
Repayment of loan from officer	(27,013)	(30,316)
Proceeds from sale of subsidiary common stock to noncontrolling interests	120,000	-
Proceeds from convertible notes payable	-	68,836
Proceeds from loans payable	42,000	-
Net cash provided by (used in) financing activities	134,987	38,520

Effect of exchange rates on cash and cash equivalents	5,178	30,165
Net increase (decrease) in cash and cash equivalents	3,222	(56,665)
Cash and cash equivalents at beginning of period	2,374	83,374
Cash and cash equivalents at end of period	$5,596	$26,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$60,486	$59,822
Discount for beneficial conversion features on convertible notes	$-	$68,836

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. As of March 31, 2019, the Company has ownership of approximately 49.3% of the equity of Jupiter Gold. The Company has concluded that Jupiter Gold Corporation and its subsidiary, Mineração Jupiter Ltda are VIEs in accordance with applicable accounting standards and guidance; and as such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

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

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda ("MJL") to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company, in exchange for all of the common stock of JGC. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of March 31, 2019, the Company has ownership of approximately 49.3% of the equity of JGC. The Company has concluded that Jupiter Gold Corporation and its subsidiary, Mineração Jupiter Ltda are VIEs in accordance with applicable accounting standards and guidance; and as such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold and rough diamonds recovered from a new mining area that the Company expects will become operational in 2019. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $64,157 as of March 31, 2019).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At March 31, 2019 and December 31, 2018, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the three months ended March 31, 2019 and 2018, the Company did not record any write downs against the value of its inventory.

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

Right of use assets and lease liabilities

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as an ROU asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use ("ROU") assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's condensed consolidated balance sheets.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. As of March 31, 2019, both the operating lease ROU assets and operating lease liabilities totaled $15,969. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of March 31, 2019 and December 31, 2018, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) by recording, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests in is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company assesses whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment under the equity method or cost method in accordance with the applicable GAAP.

The Company has concluded that Jupiter Gold Corporation and its subsidiary, Mineração Jupiter Ltda are VIEs in accordance with applicable accounting standards and guidance; and although the operations of Jupiter Gold are independent of the Company, through governance rights, the Company has the power to direct the activities that are most significant to Jupiter Gold. Therefore, the Company concluded that it is the primary beneficiary of the Jupiter Gold.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2019 and December 31, 2018, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of March 31, 2019, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at December 31, 2018 and December 31, 2017:

	March 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$1,568	$(765)	$803	$1,572	$(769)	$803
Machinery and equipment	449,036	(278,617)	170,419	451,310	(268,537)	182,773
Vehicles	169,924	(116,025)	53,899	170,885	(110,683)	60,202
Total fixed assets	$620,528	$(395,407)	$225,121	$623,767	$(379,989)	$243,778

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $17,881 and $23,006, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $527,325 and $530,293 at March 31, 2019 and December 31, 2018, respectively.

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

Accounts Payable and Accrued Liabilities

	March 31, 2019	December 31, 2018
Accounts payable and other accruals	$159,230	$140,968
Accrued interest	425,056	390,322
Total	$584,286	$531,290

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	576,307	630,923
Less: loan discounts	(–)	(8,299)
Total convertible notes, net	$820,307	$866,624

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of change in our convertible notes payable for the three months ended March 31, 2019:

March 31, 2019
Beginning balance	$866,624
Amortization of debt discounts associated with convertible debt	8,299
Conversion of convertible note principal into common stock	(54,616)
Total convertible notes, net	$820,307

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of March 31, 2019, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of March 31, 2019, the Company has accrued interest payable totaling $329,109 in connection with this note.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of March 31, 2019, the outstanding principal balance on these notes total $200,144, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of March 31, 2019, the outstanding principal balance on these notes total $238,858, and all discounts were fully amortized.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of March 31, 2019, the outstanding principal balance on these notes total $137,306, and all discounts were fully amortized.

While many of these convertible notes are past their original maturity dates, the Company continues to maintains a favorable relationship and work with the lender with regard to financing its working capital needs.

As of March 31, 2019, the Company has accrued interest payable totaling $85,169 in connection with these variable convertible notes.

During the three months ended March 31, 2019 and 2018, $8,299 and $124,330 of the discounts were amortized to interest expense, respectively.

During the three months ended March 31, 2019 and 2018, the Company issued 128,257,767 and 46,880,968 shares of common stock upon conversion of $60,487 and $60,872, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2019, the Company's convertible notes are convertible into an aggregate of approximately 1,280,683,889 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

During the year ended December 31, 2018, the Company received bridge loan proceeds of $228,320 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

During the three months ended March 31, 2019, the Company received bridge loan proceeds of $42,000 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

As of March 31, 2019, the Company has accrued interest payable totaling $10,778 in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of March 31, 2019 and December 31, 2018 amounted to $190,186 and $188,423, respectively.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of December 31, 2017, the Company had 250,000,000 common shares authorized with a par value of $0.001 per share.

On March 15, 2018, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 950,000,000.

As of March 31, 2019 and December 31, 2018, the Company had 950,000,000 common shares authorized with a par value of $0.001 per share.

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

Three Months Ended March 31, 2019 Transactions

During the three months ended March 31, 2019, the Company issued 128,257,767 shares of common stock upon conversion of $60,487 in convertible notes payable and accrued interest.

Three Months Ended March 31, 2018 Transactions

During the three months ended March 31, 2018, the Company issued 46,880,968 shares of common stock upon conversion of $60,872 in convertible notes payable and accrued interest.

See Notes 2, 3 and 4 for additional discussions of common stock issuances.

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

During the three months ended March 31, 2019, the Company granted options to purchase an aggregate of 11,628,000 shares of common stock to non-management directors. The options were valued at $12,500 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which was $0.0011, expected dividend yield of 0%, historical volatility calculated as 202.4%, risk-free interest rate of 2.31%, and an expected term of 5 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Salary, retirement contributions and advances payable to related party	$255,487	$224,516
Other amounts due to related party	–	–

Convertible notes payable to related party	$445,628	$445,628
Less: loan discounts	(111,407)	(222,814)
Total convertible notes payable to related party, net	$334,221	$222,814

Total related party payables	$589,708	$447,330

As of March 31, 2019 and December 31, 2018, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $701,115 and $670,144, respectively.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of March 31, 2019, there were unamortized debt discounts of $111,407 related to this note.

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation. Our chief executive officer also serves as an officer of Ares Resources Corporation, thus making it a related party under common ownership and control. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of March 31, 2019 and December 31, 2018, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as described below:

On April 8, 2019, we received proceeds of $100,000 from an accredited investor from a direct sale of shares of our restricted common stock.

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

Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016. Brazil Minerals’ ownership of Jupiter Gold’s common stock was 49.32% as of March 31, 2019.

Mineral Properties

Our mineral properties are listed in the following table and summarized below.

Brazil Minerals Project	Minerals	Location	Area (acres)	Status
I. Pindaíba Project	Gold, Diamonds	Minas Gerais, Brazil	1,310	Pre-Mining
II. Jequitinhonha Valley Project	Gold, Diamonds, Sand	Minas Gerais, Brazil	26,645	Mining & Research
III. Montes Claros de Goiás Project	Cobalt, Copper, Nickel	Goiás, Brazil	5,011	Research
IV. Rubelita Project	Lithium, Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais, Brazil	288	Research

Project Summaries

I. Pindaíba Project

Minerals:	Gold (50% of revenues belong to Brazil Minerals and 50% to Jupiter Gold) &
Diamonds (100% of revenues belong to Brazil Minerals)

Location:	Olhos-d'Água, state of Minas Gerais

Area:	1,310 acres

Highlights:

•	Extensive drilling campaign conducted by Brazil Minerals and concluded in Q3 2018.

•	35/35 of drill holes were visually positive for gold.

•	57% of drill holes had high-probability diamond recovery; a “diamond-rich” zone was identified in the area.

•	Results support open-sky mining.

•	The target area studied in this drilling campaign is an alluvial plain along the Jequitinhonha River Valley, an area known for placer mining for gold and gem-quality diamonds for over two hundred years.

•	Pindaíba is a storied mineral rights area which at one point had thousands of settlers along its river margin prospecting for diamond. Old settler activity is usually a strong indication of robust mineralization.

•	Old settler activity does not diminish the recoverable gold and diamonds from Brazil Minerals’ Project, as settlers prospected at the river margin with rudimentary tools and, by law, regulated mining must be done at least 100 meters from the margins of this river.

•	A royalty agreement with Jupiter Gold by which Brazil Minerals will use Jupiter Gold’s recovery plant for processing entails that Brazil Minerals will keep 50% of the revenues from gold and 100% of the revenue from diamond with respect to the Pindaíba Project.

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

16

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

Note: We advise U.S. investors that none of the projects listed above have measured “reserves” as such term is defined by the SEC.

Summary of Key Events in the First Quarter of 2019

We engaged Noble Capital Markets, Inc. (“Noble”) as a non-exclusive financial advisor in December 2018. During the first quarter of 2019, with the assistance of Noble, we sold $120,000 in gross proceeds from a private placement effort to accredited investors. In aggregate, the securities sold by us were 96,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 48,000,000 shares of Brazil Minerals at $0.0012 per share. Such proceeds were allocated for use in our general corporate expenses.

During the first quarter of 2019, we worked on the multiple reports needed to provide approval for mining our new gold and diamond project along the Jequitinhonha River in Brazil. In March 2019, our project was inspected by the overseeing municipal environmental council which then voted to give its permit for its advancement, an essential condition towards mining. With this critical approval on hand, we expect to receive the last regulatory permit needed within the second quarter of 2019 and to be mining this project shortly thereafter. As disclosed previously, a drilling campaign indicated that 35 out of 35 drills holes were positive for gold. Additionally, in a majority of such drill holes, the so-called “satellite markers” that indicate the likely presence of diamonds were recovered. During the project’s inspection, the council representatives visited our tree nursery where various native specimens from the “cerrado” region of Brazil are grown. This provides us with a guaranteed supply of high-quality and diverse specimens. In 2019 to date, we have already planted 600 new trees in previously mined areas which are being recovered.

In March 2019, we were granted by the local Brazilian mining authority the Exploration Permit for our nickel, cobalt and copper project that encompasses two mineral rights in an area of 5,011 acres in the state of Goiás, Brazil. Our project is located within a well-known area for lateritic nickel deposits, with the potential for associated cobalt and copper. Of note, the state of Goiás is home to 98% of Brazil’s cobalt reserves as determined by the local mining department.

In March 2019, the Company was added to a research platform managed by an investment bank. Specifically, the Company, as well as Jupiter Gold Corporation, have been added to Channelchek (www.channelchek.com). Channelchek is an emerging growth investor portal developed by Noble Financial Group, Inc. (affiliated with Noble Capital Markets, Inc., a registered broker-dealer). The portal offers investors free access to news, advanced market data, equity research, webcasts, podcasts, etc.

In March 2019, the Company launched its revised website, which is accessible at www.brazil-minerals.com.

Results of Operations

The Three Months Ended March 31, 2019 Compared to the Three Months ended March 31, 2018

During the three months ended March 31, 2019, we had revenues of $4,793, compared to revenues of $4,915 for the similar period in 2018, a decrease of 2.5%. The decrease was primarily due to the fact that we mined a lesser number of months, and opted to wait for the licensing of a new high-quality area for production in 2019 and beyond.

Our consolidated cost of goods sold during the three months ended March 31, 2019 was $43,237, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold for the similar period in 2018 was $35,868. The increase of 20.5% in cost of goods sold between 2018 and 2019 is explained by greater costs incurred in preparation of increased mining activities.

Our gross loss for the three months ended March 31, 2019 was $38,444. By comparison, our gross loss for the similar period in 2018 was $30,953. The increase in gross loss of 24.2% between 2018 and 2019 is explained by the greater costs incurred in preparation of increased mining activities.

We incurred operating expenses of $255,019 during the three months ended March 31, 2019, compared to $177,963 in operating expenses for the similar period in 2018, an increase of $77,056 or 43.3%. This increase was mostly due to higher stock-based compensation costs, professional fees, and general and administrative expenses related to public company costs and increased financing efforts.

During the three months ended March 31, 2019, we had total other expenses of $154,559, compared to $149,719 in total other expenses for the similar period in 2018, an increase of $4,840 or 3.2%. These expenses, consisting of the amortization of debt discounts and interest expense on promissory notes, remained relatively flat period over period.

For the three months ended March 31, 2019, we experienced a net loss attributable to Brazil Minerals, Inc. of $404,451, as compared to a net loss attributable to Brazil Minerals, Inc. of $348,926 for the similar period in 2018, an increase of $45,845 or 13.1%. On a per share basis (both basic and diluted), the net loss attributable to Brazil Minerals, Inc. was $0.00 for the three months ended March 31, 2019 versus $0.00 for the similar period in 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $82,218 compared to total current liabilities of $2,280,590 for a current ratio of 0.04 to 1 and a working capital deficit of $2,198,372. By comparison, as of December 31, 2018, we had total current assets of $63,286 compared to total current liabilities of $2,073,564 for a current ratio of 0.03 to 1 and a working capital deficit of $2,010,278. In both 2019 and 2018, our principal sources of liquidity were through the issuance of equity, bridge loans and convertible debt.

Net cash used in operating activities was $136,864 during the three months ended March 31, 2019, compared to $124,177 for the similar period in 2018, an increase of $12,687 or 10.2%. Net cash used in investing activities was $79 during the three months ended March 31, 2019, compared to $1,173 for the similar period in 2018, a decline of $1,094 or 93.2%. Net cash provided by financing activities was $134,987 during the three months ended March 31, 2019, compared to $38,520 for the similar period in 2018, an increase of $96,467 or 250.4%.

During the three months ended March 31, 2019 and year ended December 31, 2018, our sources of liquidity were derived from revenues, proceeds from debt issued, and proceeds of equity issuances from a subsidiary. Our ability to continue as a going concern is dependent on our ability to increase revenue from our mining processes, and continued success in our ability to raise new debt and equity capital, all of which provide cash flow for our operations. We believe that we will be successful in achieving these efforts, but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2019, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We engaged Noble Capital Markets, Inc. (“Noble”) as a non-exclusive financial advisor in December 2018. During the first quarter of 2019, with the assistance of Noble, we received $120,000 in gross proceeds from the sale of units consisting of common stock of our subsidiary, Jupiter Gold Corporation, and warrants to purchase our common stock to accredited investors. In aggregate, the securities we sold were 96,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 48,000,000 shares of Brazil Minerals at $0.0012 per share. All of the above securities were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to purchasers which represented to us that they are accredited investors and that they were acquiring the securities for investment and could bear the economic risk of the investment. All proceeds of the above described transactions were for use in the normal course of business of the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2019. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of March 31, 2019.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2019 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

BRAZIL MINERALS, INC.

Date: May 20, 2019	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

