Form 10-Q
period 2019-06-30
Brazil Minerals, Inc.
filed 2019-08-19
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2019, the registrant had 949,858,142 shares of common stock, par value $0.001 per share, issued and outstanding.

1

2

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$9,544	$2,407
Accounts receivable	-	256
Taxes recoverable	24,038	23,773
Inventory	33,557	33,188
Operating lease right of use assets	10,646	-
Deposits and advances	5,030	3,662
Total current assets	82,815	63,286
Property and equipment, net	209,397	243,778
Intangible assets, net	536,166	530,293
Equity investments	150,000	150,000
Total assets	$978,378	$987,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$616,667	$531,290
Convertible notes payable, net of debt discounts totaling $0 and $8,299, respectively	769,397	866,624
Loans payable	378,600	228,320
Lease liabilities	10,646	-
Related party notes and other payables, net of debt discounts totaling $257,947 and $222,814, respectively	308,796	447,330
Total current liabilities	2,084,106	2,073,564
Convertible notes payable -- noncurrent, net of debt discounts	-	-
Other noncurrent liabilities	196,187	188,423
Total liabilities	2,280,293	2,261,987

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1

Common stock, $0.001 par value. 950,000,000 shares authorized; 866,013,312 and 332,260,644 shares
issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	866,013	332,260
Additional paid-in capital	47,208,238	46,771,464
Accumulated other comprehensive loss	(559,500)	(566,105)
Accumulated deficit	(50,200,309)	(49,181,331)
Total Brazil Minerals, Inc. stockholders' deficit	(2,685,557)	(2,643,711)
Non-controlling interest	1,383,642	1,369,081
Total stockholders' deficit	(1,301,915)	(1,274,630)
Total liabilities and stockholders' deficit	$978,378	$987,357

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$5,172	$2,385	$9,965	$7,300
Cost of revenue	52,041	33,216	95,278	69,084
Gross margin	(46,869)	(30,831)	(85,313)	(61,784)
Operating expenses:
Professional fees	68,644	55,441	101,566	80,282
General and administrative	89,391	66,781	197,096	146,380
Compensation and related costs	113,905	57,753	174,710	118,776
Stock based compensation	53,587	114,256	107,174	126,756
Total operating expenses	325,527	294,231	580,546	472,194
Loss from operations	(372,396)	(325,062)	(665,859)	(533,978)
Other expense (income):
Interest on promissory notes	41,612	39,325	76,465	64,714
Amortization of debt discounts and other fees	176,815	146,393	296,521	270,723
Extinguishment of debt	68,015	-	68,015	-
Total other expense (income)	286,442	185,718	441,001	335,437
Loss before provision for income taxes	(658,838)	(510,780)	(1,106,860)	(869,415)
Provision for income taxes	-	-	-	-
Net loss	(658,838)	(510,780)	(1,106,860)	(869,415)
Loss attributable to non-controlling interest	(44,311)	(51,642)	(87,882)	(61,351)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(614,527)	$(459,138)	$(1,018,978)	$(808,064)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	719,632,306	183,998,940	556,308,452	161,380,516

Comprehensive loss:
Net loss	$(658,838)	$(510,780)	$(1,106,860)	$(869,415)
Foreign currency translation adjustment	9,139	(104,317)	6,605	(81,402)
Comprehensive loss	(649,699)	(615,097)	(1,100,255)	(950,817)
Comprehensive loss attributable to noncontrolling interests	(44,311)	(51,642)	(87,882)	(61,351)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(605,388)	$(563,455)	$(1,012,373)	$(889,466)

.

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accum- ulated Other Compre- hensive	Accumulated	Non- controlling	Total Stock- holders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2017	1	$1	121,274,424	$121,274	$46,007,475	$(524,819)	$(47,515,131)	$1,391,553	$(519,647)

Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	46,880,968	46,881	13,991	—	—	—	60,872
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	68,836	—	—	—	68,836
Stock based compensation	—	—	—	—	12,500	—	—	—	12,500
Change in foreign currency translation	—	—	—	—	—	22,915	—	—	22,915
Net income (loss)	—	—	—	—	—	—	(348,926)	(9,709)	(358,635)

Balance, March 31, 2018	1	$1	168,155,392	$168,155	$46,102,802	$(501,904)	$(47,864,057)	$1,381,844	$(713,159)

Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	41,128,200	41,129	(4,280)	—	—	—	36,849
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	492,797	—	—	—	492,797
Stock based compensation	—	—	—	—	114,256	—	—	—	114,256
Change in foreign currency translation	—	—	—	—	—	(104,317)	—	—	(104,317)
Net income (loss)	—	$—	—	$—	$—	$—	$(459,138)	$(51,642)	$(510,780)

Balance, June 30, 2018	1	$1	209,283,592	$209,284	$46,705,575	$(606,221)	$(48,323,195)	$1,330,202	$(684,354)

	Series A Preferred Stock		Common Stock		Addi- tional Paid-in	Accumulated Other Compre- hensive	Accumulated	Non- con- trolling	Total Stock- holders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	128,257,767	128,258	(67,771)	—	—	—	60,487
Stock based compensation	—	—	—	—	53,587	—	—	—	53,587
Change in foreign currency translation	—	—	—	—	—	(2,534)	—	—	(2,534)
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	95,219	95,219
Issuance of common stock purchase warrants in connection with sales of Jupiter Gold common stock	—	—	—	—	29,781	—	—	—	29,781

Net income (loss)	—	$—	—	$—	$—	$—	$(404,451)	$(43,571)	$(448,022)

Balance, March 31, 2019	1	$1	460,518,411	$460,518	$46,787,061	$(568,639)	$(49,585,782)	$1,420,729	$(1,486,112)

Issuance of common stock in connection with sales made under private offerings	—	—	223,584,906	223,585	(111,085)	—	—	—	112,500
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	181,909,995	181,910	(117,710)	—	—	—	64,200
Issuance of common stock options in lieu of cash for extinguishment of convertible notes with related party	—	—	—	—	270,254	—	—	—	270,254
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	323,355	—	—	—	323,355
Stock based compensation	—	—	—	—	53,587	—	—	—	53,587
Change in foreign currency translation	—	—	—	—	—	9,139	—	—	9,139
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	7,224	7,224
Issuance of common stock purchase warrants in connection with sales of Jupiter Gold common stock	—	—	—	—	2,776	—	—	—	2,776
Net income (loss)	—	$—	—	$—	$—	$—	$(614,527)	$(44,311)	$(658,838)

Balance, June 30, 2019	1	$1	866,013,312	$866,013	$47,208,238	$(559,500)	$(50,200,309)	$1,383,642	$(1,301,915)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$(1,106,860)	$(869,415)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	107,174	126,756
Amortization of debt discounts	296,521	270,723
Common stock issued in satisfaction of other financing costs	5,450	1,050
Loss on extinguishment of debt	68,015	-
Depreciation and amortization	37,041	43,975
Changes in operating assets and liabilities:
Accounts receivable	242	-
Deposits and advances	(1,323)	-
Accounts payable and accrued expenses	98,264	77,607
Accrued salary due to officer	115,500	100,638
Other noncurrent liabilities	5,653	7,683
Net cash provided by (used in) operating activities	(374,323)	(240,983)

Cash flows from investing activities:
Acquisition of property and equipment	(78)	(803)
Advances to related parties	-	(1,173)
Net cash provided by (used in) investing activities	(78)	(1,976)

Cash flows from financing activities:
Loan from officer	(16,706)	(38,214)
Net proceeds from sale of common stock	112,500	-
Proceeds from sale of subsidiary common stock to noncontrolling interests	135,000	-
Proceeds from convertible notes payable	-	130,556
Proceeds from loans payable	150,280	47,000
Net cash provided by (used in) financing activities	381,074	139,342

Effect of exchange rates on cash and cash equivalents	497	34,033
Net increase (decrease) in cash and cash equivalents	7,170	(65,584)
Cash and cash equivalents at beginning of period	2,374	84,107
Cash and cash equivalents at end of period	$9,544	$14,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible notes payable exchanged for stock options	$202,240	$-
Shares issued in connection with conversion of debt and accrued interest	$124,686	$96,670
Conversion of related party payables into convertible notes payable	$323,355	$445,628
Discount for beneficial conversion features on convertible notes	$323,355	$561,633

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. As of June 30, 2019, the Company has ownership of approximately 49.1% of the equity of Jupiter Gold. The Company has concluded that Jupiter Gold Corporation and its subsidiary, Mineração Jupiter Ltda are VIEs in accordance with applicable accounting standards and guidance; and as such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 and 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

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

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter Ltda ("MJL") to the Company which immediately thereafter sold such equity interest to Jupiter Gold Corporation ("JGC"), a newly created company, in exchange for all of the common stock of JGC. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of June 30, 2019, the Company has ownership of approximately 49.1% of the equity of JGC. The Company has concluded that Jupiter Gold Corporation and its subsidiary, Mineração Jupiter Ltda are VIEs in accordance with applicable accounting standards and guidance; and as such, the accounts and results of JGC and MJL have been included in the Company's consolidated financial statements.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold and rough diamonds recovered from a new mining area that the Company expects will become operational in 2019. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $65,237 as of June 30, 2019).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At June 30, 2019 and December 31, 2018, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the three and six months ended June 30, 2019 and 2018, the Company did not record any write downs against the value of its inventory.

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

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. As of June 30, 2019, both the operating lease ROU assets and operating lease liabilities totaled $10,646. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 2019 and December 31, 2018, the Company did not recognize any impairment losses related to mineral properties held.

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

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. As of June 30, 2019, both the operating lease ROU assets and operating lease liabilities totaled $10,646. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of June 30, 2019 and December 31, 2018, the Company did not recognize any impairment losses related to mineral properties held.

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

9

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2019 and December 31, 2018, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of June 30, 2019, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$1,581	$(778)	$803	$1,572	$(769)	$803
Machinery and equipment	455,808	(292,301)	163,507	451,310	(268,537)	182,773
Vehicles	172,784	(127,697)	45,087	170,885	(110,683)	60,202
Total fixed assets	$630,173	$(420,776)	$209,397	$623,767	$(379,989)	$243,778

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019, the Company recorded depreciation expense of $19,160 and $20,969, respectively. For the three and six months ended June 30, 2018, the Company recorded depreciation expense of $37,041 and $43,975, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $536,166 and $530,293 at June 30, 2019 and December 31, 2018, respectively.

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

Accounts Payable and Accrued Liabilities

	June 30, 2019	December 31, 2018
Accounts payable and other accruals	$163,288	$140,968
Accrued interest	453,379	390,322
Total	$616,667	$531,290

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	525,397	630,923
Less: loan discounts	(–)	(8,299)
Total convertible notes, net	$769,397	$866,624

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of change in our convertible notes payable for the six months ended June 30, 2019:

June 30, 2019
Beginning balance	$866,624
Amortization of debt discounts associated with convertible debt	8,299
Conversion of convertible note principal into common stock	(110,976)
Penalties and interest assessed for default on terms	5,450
Total convertible notes, net	$769,397

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of June 30, 2019, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of June 30, 2019, the Company has accrued interest payable totaling $347,409 in connection with this note.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of June 30, 2019, the outstanding principal balance on these notes total $200,144, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of June 30, 2019, the outstanding principal balance on these notes total $196,034, and all discounts were fully amortized.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of June 30, 2019, the outstanding principal balance on these notes total $129,220, and all discounts were fully amortized.

While many of these convertible notes are past their original maturity dates, the Company continues to maintain a favorable relationship and work with the lender with regard to financing its working capital needs. During the six months ended, the Company was assessed $5,450 in penalties and interest as a result of its default on payment by certain maturity dates by the lender. These charges increased the principal balance outstanding on the notes.

As of June 30, 2019, the Company has accrued interest payable totaling $88,746 in connection with these variable convertible notes.

During the three months ended June 30, 2019 and 2018, $0 and $146,393 of the discounts were amortized to interest expense, respectively. For the six months ended June 30, 2019 and 2018, $8,299 and $270,723 of the discounts were amortized to interest expense, respectively.

During the three months ended June 30, 2019 and 2018, the Company issued 181,909,995 and 41,128,200 shares of common stock upon conversion of $64,200 and $36,849, respectively, in notes payable and accrued interest. For the six months ended June 30, 2019 and 2018, the Company issued 310,167,762 and 88,009,168 shares of common stock upon conversion of $124,687 and $97,721, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2019, the Company's convertible notes are convertible into an aggregate of approximately 1,313,494,375 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

During the year ended December 31, 2018, the Company received bridge loan proceeds of $228,320 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

During the six months ended June 30, 2019, the Company received bridge loan proceeds of $150,280 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

As of June 30, 2019, the Company has accrued interest payable totaling $17,224 in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of June 30, 2019 and December 31, 2018 amounted to $196,187 and $188,423, respectively.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 15, 2018, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 950,000,000 with a par value of $0.001 per share.

As of June 30, 2019 and December 31, 2018, the Company had 950,000,000 common shares authorized with a par value of $0.001 per share.

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

Three and Six Months Ended June 30, 2019 Transactions

The Company engaged Noble Capital Markets, Inc. (“Noble”) as a non-exclusive financial advisor in December 2018. During the three and six months ended June 30, 2019, the Company received $120,000 and $10,000, respectively, in gross proceeds from the sale of units consisting of common stock of its subsidiary, Jupiter Gold Corporation, and warrants to purchase the Company’s common stock to accredited investors. In aggregate, the securities the Company sold were 104,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 52,000,000 shares of Brazil Minerals at $0.0012 per share.

Additionally, we received $112,500 in gross proceeds from the sale of 223,584,906 shares of our common stock to accredited investors.

During the three and six months ended June 30, 2019, the Company issued 181,909,995 and 310,167,762 shares of common stock upon conversion of $64,200 and $124,687 in convertible notes payable and accrued interest, respectively.

Three and Six Months Ended June 30, 2018 Transactions

During the three and six months ended June 30, 2018, the Company issued 41,128,200 and 88,009,168 shares of common stock upon conversion of $36,849 and $97,721 in convertible notes payable and accrued interest, respectively.

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

During the three and six months ended June 30, 2019, the Company granted options to purchase an aggregate of 14,253,000 and 25,881,000 shares of common stock to non-management directors, respectively. The options were valued at $12,500 and $25,000 and recorded as stock-based compensation during the three and six months ended June 30, 2019. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ($0.0009 to $0.0011), expected dividend yield of 0%, historical volatility calculated between a range of 199.2% to 202.4%, risk-free interest rate between a range of 1.79% to 2.31%, and an expected term of 5 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Salary, retirement contributions and advances payable to related party	$–	$224,516
Other amounts due to related party	–	–

Convertible notes payable to related party	$566,743	$445,628
Less: loan discounts	(257,947)	(222,814)
Total convertible notes payable to related party, net	$308,796	$222,814

Total related party payables	$308,796	$447,330

As of June 30, 2019 and December 31, 2018, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $566,743 and $670,144, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2019, all discounts were fully amortized.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2019, there were unamortized debt discounts of $196,223 related to this note.

On April 7, 2019, the Company’s board of directors approved the exchange of $202,240 of convertible note principal due to its Chief Executive Officer for five-year stock options to purchase 224,711,111 shares of Brazil Minerals at an exercise price of $0.00001 and 505,600 shares of common stock of Jupiter Gold at an exercise price of $0.001. The options were valued at $270,255 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant of $0.0012, expected dividend yield of 0%, historical volatility ranging from 230.1% to 1,271.2%, risk-free interest rate of 2.50%, and an expected term of 5.00 years. In connection with the exchange, the Company recorded a loss on the extinguishment of debt totaling $68,015.

On April 7, 2019, the Company’s board of directors approved the exchange, initiated by a formal notice of conversion dated February 19, 2019, of $202,240 of convertible note principal due to its Chief Executive Officer for five-year stock options to purchase 224,711,111 shares of Brazil Minerals at an exercise price of $0.00001 and 505,600 shares of common stock of Jupiter Gold at an exercise price of $0.001. Per the terms of the convertible note agreement, the conversion notification permitted the holder, at his election, to receive either an issuance of 224,711,111 shares of Brazil Minerals and 505,600 shares of Jupiter Gold, or an issuance of stock options to purchase the same numbers of shares at a nominal exercise price. The options were valued at $270,255 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant of $0.0012, expected dividend yield of 0%, historical volatility ranging from 230.1% to 1,271.2%, risk-free interest rate of 2.50%, and an expected term of 5.00 years. In connection with the exchange, the Company recorded a loss on the extinguishment of debt totaling $68,015.

On June 30, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $61,724 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.0003 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $61,724 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2019, there were unamortized debt discounts of $61,724 related to this note.

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation. Our chief executive officer also serves as an officer of Ares Resources Corporation, thus making it a related party under common ownership and control. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of June 30, 2019 and December 31, 2018, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

The Company filed an Information Statement with the Securities and Exchange Commission (“SEC”) which is being furnished, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the holders (the “Stockholders”) of common stock, par value $0.001 per share (the “Common Stock”), of Brazil Minerals, Inc., a Nevada corporation (the “Company”), to notify the Stockholders that, on July 22, 2019, the Company received approval from the Board of Directors of the Company (the “Board”) and, on July 24 2019, a written consent in lieu of a meeting (the “Written Consent”) from a certain holder (the “Majority Stockholder”) of Series A Preferred Stock, par value $0.001 per share (“Series A Stock”). The Majority Stockholder beneficially owns one share of Preferred Stock, which has 51% of the voting power with respect to the approval by stockholders of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock by two hundred million (250,000,000) from nine hundred fifty million (950,000,000) to one billion two hundred million (1,200,000,000) (the “Authorized Increase”).

On July 22, 2019, the Board approved this action and recommended to the Majority Stockholder that he approve them. On July 24, 2019, the Majority Stockholder approved the Authorized Increase by written consent in lieu of a meeting in accordance with the Nevada Revised Statutes (“NRS”). The Company will mail the Notice of Stockholder Action by Written Consent to the Stockholders on or about August 8, 2019.

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

Our progress as an exploration project generator has been steady. In early 2013 we owned mineral rights for diamonds and gold. Since then we have grown several-fold our bank of high-quality mineral properties (the "BMIX Mineral Bank") to currently include mineral rights for gold, diamonds, lithium, rare earths, nickel, and iron, among others.

Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016. Brazil Minerals’ ownership of Jupiter Gold’s common stock was 49.1% as of June 30, 2019.

Mineral Properties

Our mineral properties, as of August 12, 2019 are listed in the following table and summarized below.

Brazil Minerals Project	Minerals	Location	Area (acres)	Status
I. Diamonds and Gold (Pindaíba Project)	Diamonds, Gold	State of Minas Gerais, Brazil	1,310	Mining
II. Diamond and Gold (Jequitinhonha River Valley Land Bank)	Diamonds, Gold, Sand (for civil construction)	State of Minas Gerais, Brazil	26,645	Mining & Research
III. Lithium Project	Lithium	State of Goiás, Brazil	17,487	Research
IV. Rare Earths Project	Gadolinium and other 10 rare earths minerals	States of Goiás and Tocantins, Brazil	12,528	Research
V. Nickel Project	Nickel, and possibly Cobalt,Copper	State of Goiás, Brazil	4,991	Research
VI. Iron Project	Iron	State of Minas Gerais, Brazil	4,120	Research

Project Summaries

I. Diamonds and Gold - Pindaíba Project

Minerals:	Gold (50% of revenues belong to Brazil Minerals and 50% to Jupiter Gold) &
Diamonds (100% of revenues belong to Brazil Minerals)

Location:	Olhos-d'Água, state of Minas Gerais

Area:	1,310 acres

Highlights:

•	License to mine obtained in June 2019, and mining started during this current quarter.

•	Extensive drilling campaign conducted by Brazil Minerals and concluded in Q3 2018.

•	35/35 of drill holes were visually positive for gold.

•	57% of drill holes had high-probability diamond recovery; a “diamond-rich” zone was identified in the area.

•	The target area studied in this drilling campaign is an alluvial plain along the Jequitinhonha River Valley, an area known for placer mining for gem-quality diamonds and gold for over two hundred years.

•	Pindaíba is a storied mineral rights area which at one point had thousands of settlers along its river margin prospecting for diamond. Old settler activity is usually a strong indication of robust mineralization.

•	Old settler activity does not diminish the recoverable diamonds and gold from Brazil Minerals’ Project, as settlers prospected at the river margin with rudimentary tools and, by law, regulated mining must be done at least 100 meters from the margins of this river.

•	A royalty agreement with Jupiter Gold by which Brazil Minerals will use Jupiter Gold’s recovery plant for processing entails that Brazil Minerals keeps 100% of the revenue from diamonds and that the revenue from gold is split equally with Jupiter Gold with respect to the Pindaíba Project.

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

II. Diamonds and Gold - Jequitinhonha River Valley Land Bank

Minerals:	Gold, Diamonds, Sand (for construction)

Location:	Olhos-d'Água and Diamantina, state of Minas Gerais

Area:	26,645 acres

Highlights:

•	Brazil Minerals owns 9 mining concessions and 10 pre-mining concessions. A mining concession if the highest level of mineral right title in Brazil. It permits mining in perpetuity as long as environmental licensing is kept current and mining guidelines are followed.

•	This collection of mineral rights covers more than 60 miles of mineral rights alongside the banks of the Jequitinhonha River, a well-known area for diamonds and gold for over 200 years.

· Diamonds and gold appear together in alluvial material; mining is open-sky, year-round.

Brazil Minerals, through subsidiaries, has 31 mineral rights for diamond, gold, and sand, on and near the margins of the Jequitinhonha River in the state of Minas Gerais in Brazil. The Jequitinhonha River valley is a well-known area for diamond and gold production; it has hosted alluvial production since the 18th century.

One of our mineral rights, covering 422 acres, is called “Duas Barras”, a mining concession for diamonds, gold and sand. Our concession, awarded by the Brazilian federal government through the Brazilian mining department, is the highest level of mineral right in Brazil. It permits us to mine in perpetuity provided that environmental licenses are kept current and that mining guidelines are followed.

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

Equipment & Processing

Diamonds and gold are present within gravel found in alluvial material in our concession area. Following drilling for identification of mineralized areas, we excavate the chosen perimeters, and gravel is removed and accumulated by excavator and bulldozer working together and later transported by truck to our recovery unit described below.

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

The modular plant is highly cost-effective and has become our preferred method of recovery for diamonds and gold. Under an agreement between Brazil Minerals and Jupiter Gold, this modular plant is solely operated by Brazil Minerals which retains 100% of the diamonds and 50% of the gold recovered from it, while the other 50% of gold is for the account of Jupiter Gold. Under U.S. GAAP consolidation of financial results for subsidiaries, any gold revenues obtained by Jupiter Gold are added to the revenues of Brazil Minerals.

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

No Chemicals

All of our processing is based on washing auriferous and diamondiferous gravel with water, then applying physical processes such as sieving, shaking, followed by centrifugation. Diamonds and gold are heavy substances, allowing separation by such methods. The final step in diamond recovery uses diffraction differential in light emitted by diamonds versus non-diamonds.

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

III. Lithium Project

Minerals:	Lithium, and possibly Feldspar and gemstones such as Aquamarine, Beryllium, Tourmaline

Location:	State of Minas Gerais

Area:	17,487 acres (10 mineral rights)

•         Our Lithium Project is located within a mining district which was extensively researched by CPRM (“Companhia de Pesquisa de Recursos Minerais”), the government-funded Geological Survey of Brazil, and singled out for high levels of lithium mineralization. In this district, the identified lithium deposits are associated with pegmatite formations, and lepidolite, petalite, and spodumene mineralization.

•         Our area may also have feldspar and pegmatites with gemstones such as aquamarine, beryl, tourmaline.

•         We plan to continue the research on our Lithium Project during the second half of 2019.

IV. Rare Earths Project

Minerals:	Gadolinium and the usual other ten rare earth minerals

Location:	State of Goiás (2 mineral rights) and State of Tocantins (1 mineral right)

Area:	12,528 acres
•	Our Rare Earths Project is located in areas that are well-known for the presence of these minerals.

•	The geochemistry of samples from these districts show presence of all eleven rare earths minerals, and in particular a notable concentration of the so-called “heavy” rare earths, which is less commonly seen and possibly more valuable

•	We plan on conducting further studies throughout the rest of 2019.

V. Nickel Project Project

Minerals:	Nickel, and possibly Cobalt, Copper

Location:	State of Goiás

Area:	4,991 acres (2 mineral rights)

Highlights:

•	In-situ geochemical analysis of samples confirmed the presence of nickel.

•	We plan on conducting further studies throughout the rest of 2019, including the determination of potential drilling spots to ascertain levels of nickel and the possible presence of cobalt and/or copper.

Highlights:

▪	Our area has a high probability to be in a continuation of the same geological trend of nearby nickel, cobalt, copper areas.

Figures Above: Maps of Brazil Minerals’ Montes Claros de Goiás Project mineral rights (2 areas)

VI. Iron Project

Minerals:	Iron

Location:	State of Minas Gerais

Area:	4,120 acres

Highlights:

•	Our Iron Project is located in a mining district known as the “Quadrilatero Ferrifero” or Iron Quadrangle, and is home to numerous large iron mines.

•	We plan on conducting further studies throughout the rest of 2019.

Figure Above: Map of Brazil Minerals’ Rubelita Project mineral right

Summary of Recent Key Events

•	We raised $145,000 in gross proceeds through a private placement memorandum for which Noble Capital Markets, Inc. (“Noble”) served as financial advisor. The buyers were all U.S. accredited investors. In aggregate, the securities sold by us were 116,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 58,000,000 shares of Brazil Minerals at $0.0012 per share. Such proceeds were allocated for use in our general corporate expenses.

•	We have obtained the final permit needed for mining our new gold and diamond project along the Jequitinhonha River in Brazil, and we are currently mining it. As disclosed previously, a drilling campaign indicated that 35 out of 35 drills holes were positive for gold. Additionally, in a majority of such drill holes, the so-called “satellite markers” that indicate the likely presence of diamonds were recovered.

•	We obtained confirmation of nickel from in-loco geochemical studies in one of our projects.

•	We added to our list of projects a mineral right for Iron in a premier area with iron mines.

•	We added to our list of projects three mineral rights for Rare Earths in well-known areas for these minerals.

n nmn

Results of Operations

The Three Months Ended June 30, 2019 Compared to the Three Months ended June 30, 2018

During the three months ended June 30, 2019, we had revenues of $5,172, compared to revenues of $2,385 for the similar period in 2018, an increase of 116.9%. The increase was primarily due to the sale of minerals and sand excavated during our exploratory operations. We anticipate that revenues will begin to increase with the licensing of a new high-quality areas for production in 2019 and beyond.

Our consolidated cost of goods sold during the three months ended June 30, 2019 was $52,041, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold for the similar period in 2018 was $33,216. The increase of 56.7% in cost of goods sold between 2018 and 2019 is explained by greater costs incurred in preparation of increased mining activities.

Our gross loss for the three months ended June 30, 2019 was $46,869. By comparison, our gross loss for the similar period in 2018 was $30,831. The increase in gross loss of 52.0% between 2018 and 2019 is explained by the greater costs incurred in preparation of increased mining activities, offset marginally by increased sales.

We incurred operating expenses of $325,527 during the three months ended June 30, 2019, compared to $294,231 in operating expenses for the similar period in 2018, an increase of $31,296 or 10.6%. This increase was mostly due to increased compensation costs, professional fees, and general and administrative expenses related to public company costs and increased financing efforts.

During the three months ended June 30, 2019, we had total other expenses of $286,442, compared to $185,718 in total other expenses for the similar period in 2018, an increase of $100,724 or 10.6%. These expenses, consisting of the amortization of debt discounts and interest expense on promissory notes, increased primarily due to the issuance of convertible notes to a related party in lieu of cash for compensation and other amounts previously accrued.

For the three months ended June 30, 2019, we experienced a net loss attributable to Brazil Minerals, Inc. of $614,527, as compared to a net loss attributable to Brazil Minerals, Inc. of $459,138 for the similar period in 2018, an increase of $155,389 or 33.8%.

On a per share basis (both basic and diluted), the net loss attributable to Brazil Minerals, Inc. was $0.00 for the three months ended June 30, 2019 versus $0.00 for the similar period in 2018.

The Six Months Ended June 30, 2019 Compared to the Six Months ended June 30, 2018

During the six months ended June 30, 2019, we had revenues of $9,965, compared to revenues of $7,300 for the similar period in 2018, an increase of 38.1%. The increase was primarily due to the sale of minerals and sand excavated during our exploratory operations.

Our consolidated cost of goods sold during the six months ended June 30, 2019 was $95,278, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold for the similar period in 2018 was $69,084. The increase of 37.9% in cost of goods sold between 2018 and 2019 is explained by greater costs incurred in preparation of increased mining activities.

Our gross loss for the six months ended June 30, 2019 was $85,313. By comparison, our gross loss for the similar period in 2018 was $61,784. The increase in gross loss of 38.1% between 2018 and 2019 is explained by the greater costs incurred in preparation of increased mining activities, offset marginally by increased sales.

We incurred operating expenses of $580,546 during the six mo nths ended June 30, 2019, compared to $472,194 in operating expenses for the similar period in 2018, an increase of $108,352 or 23.0%. This increase was mostly due to increased compensation costs, professional fees, and general and administrative expenses related to public company costs and increased financing efforts, offset in part by lower stock-based compensation costs.

During the six months ended June 30, 2019, we had total other expenses of $441,001, compared to $335,537 in total other expenses for the similar period in 2018, a decrease of $105,564 or 31.5%. These expenses, consisting of the amortization of debt discounts and interest expense on promissory notes, increased primarily due to the issuance of convertible notes to a related party in lieu of cash for compensation and other amounts previously accrued.

For the six months ended June 30, 2019, we experienced a net loss attributable to Brazil Minerals, Inc. of $1,018,978, as compared to a net loss attributable to Brazil Minerals, Inc. of $808,064 for the similar period in 2018, an increase of $210,914 or 26.1%.

On a per share basis (both basic and diluted), the net loss attributable to Brazil Minerals, Inc. was $0.00 for the six months ended June 30, 2019 versus $0.01 for the similar period in 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $82,815 compared to total current liabilities of $2,487,073 for a current ratio

As of June 30, 2019, we had total current assets of $82,815 compared to total current liabilities of $2,084,106 for a current ratio of 0.03 to 1 and a working capital deficit of $2,001,291. By comparison, as of December 31, 2018, we had total current assets of $63,286 compared to total current liabilities of $2,073,564 for a current ratio of 0.03 to 1 and a working capital deficit of $2,010,278. In both 2019 and 2018, our principal sources of liquidity were through the issuance of equity, bridge loans and convertible debt.

Net cash used in operating activities was $3734,323 during the six months ended June 30, 2019, compared to $240,983 for the similar period in 2018, an increase of $133,340 or 55.3%. Net cash used in investing activities was $78 during the six months ended June 30, 2019, compared to $1,976 for the similar period in 2018, a decline of $1,898 or 96.1%. Net cash provided by financing activities was $381,074 during the six months ended June 30, 2019, compared to $139,342 for the similar period in 2018, an increase of $241,732 or 173.5%.

During the six months ended June 30, 2019 and year ended December 31, 2018, our primary sources of liquidity were derived from proceeds from debt equity issuances from us and one of our subsidiaries. Our ability to continue as a going concern is dependent on our ability to increase revenue from our mining processes, and continued success in our ability to raise new debt and equity capital, all of which provide cash flow for our operations. We believe that we will be successful in achieving these efforts, but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2019, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We engaged Noble Capital Markets, Inc. (“Noble”) as a non-exclusive financial advisor in December 2018. During the second quarter of 2019, with the assistance of Noble, we received $10,000 in gross proceeds from the sale of units consisting of common stock of our subsidiary, Jupiter Gold Corporation, and warrants to purchase our common stock to accredited investors. In aggregate, the securities we sold were 8,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 4,000,000 shares of Brazil Minerals at $0.0012 per share.

Additionally, we received $112,500 in gross proceeds from the sale of 223,584,906 shares of our common stock to accredited investors.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2019. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

BRAZIL MINERALS, INC.

Date: August 19, 2019	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

