Form 10-Q
period 2019-09-30
Brazil Minerals, Inc.
filed 2019-11-19
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

(833) 661-7900

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2019, the registrant had 1,114,158,507 shares of common stock, par value $0.001 per share, issued and outstanding.

1

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,456	$2,407
Accounts receivable	—	256
Taxes recoverable	22,119	23,773
Inventory	30,881	33,188
Operating lease right of use assets	5,323	—
Deposits and advances	4,629	3,662
Total current assets	136,408	63,286
Property and equipment, net	184,381	243,778
Intangible assets, net	493,558	530,293
Equity investments	150,000	150,000
Total assets	$964,347	$987,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$627,441	$531,290
Convertible notes payable, net of debt discounts totaling $223,500 and $8,299, respectively	780,429	866,624
Loans payable	175,308	228,320
Lease liabilities	5,323	—
Related party notes and other payables, net of debt discounts totaling $146,247 and $222,814, respectively	371,988	447,330
Total current liabilities	1,960,489	2,073,564
Other noncurrent liabilities	181,480	188,423
Total liabilities	2,141,969	2,261,987

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding	1	1
Common stock, $0.001 par value. 950,000,000 shares authorized; 1,079,564,142 and 332,260,644 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,079,564	332,260
Additional paid-in capital	47,379,584	46,771,464
Accumulated other comprehensive loss	(613,860)	(566,105)
Accumulated deficit	(50,619,841)	(49,181,331)
Total Brazil Minerals, Inc. stockholders' deficit	(2,774,552)	(2,643,711)
Non-controlling interest	1,596,930	1,369,081
Total stockholders' deficit	(1,177,622)	(1,274,630)
Total liabilities and stockholders' deficit	964,347	987,357

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$6,548	$21,172	$16,513	$28,472
Cost of revenue	29,456	27,229	124,734	96,313
Gross margin	(22,908)	(6,057)	(108,221)	(67,841)
Operating expenses:
Professional fees	46,843	10,567	148,409	90,849
General and administrative	113,262	143,300	310,358	289,680
Compensation and related costs	64,914	63,172	239,624	181,948
Stock based compensation	32,724	62,201	139,898	188,957
Total operating expenses	257,743	279,240	838,289	751,434
Loss from operations	(280,651)	(285,297)	(946,510)	(819,275)
Other expense (income):
Interest on promissory notes	46,764	51,763	123,229	116,477
Amortization of debt discounts and other fees	139,339	176,352	435,860	447,075
Extinguishment of debt	—	—	68,015	—
Other expense (income)	(510)	—	(510)	—
Total other expense (income)	185,593	228,115	626,594	563,552
Loss before provision for income taxes	(466,244)	(513,412)	(1,573,104)	(1,382,827)
Provision for income taxes	—	—	—	—
Net loss	(466,244)	(513,412)	(1,573,104)	(1,382,827)
Loss attributable to non-controlling interest	(46,712)	(53,807)	(134,594)	(115,158)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(419,532)	$(459,605)	$(1,438,510)	$(1,267,669)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	980,488,750	246,921,774	699,255,659	190,207,606

Comprehensive loss:
Net loss	$(466,244)	$(513,412)	$(1,573,104)	$(1,382,827)
Foreign currency translation adjustment	(54,360)	(8,078)	(47,755)	(89,480)
Comprehensive loss	(520,604)	(521,490)	(1,620,859)	(1,472,307)
Comprehensive loss attributable to noncontrolling interests	(38,065)	(53,807)	(125,947)	(115,158)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(482,539)	$(467,683)	$(1,494,912)	$(1,357,149)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

						Accumulated
					Additional	Other			Total
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
Three Months Ended	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, June 30, 2018	1	$1	209,283,592	$209,284	$46,705,575	$(606,221)	$(48,323,195)	$1,330,202	$(684,354)

Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	93,516,097	93,515	(45,470)	-	-	-	48,045
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	-	-	-	50,000	50,000
Stock based compensation	-	-	-	-	62,201	-	-	-	62,201
Change in foreign currency translation	-	-	-	-	-	(8,078)	-	-	(8,078)
Issuance of Jupiter Gold common stock in connection with sales
made under private offerings	-	-	-	-	-	-	-	5,000	5,000
Net income (loss)	-	-	-	-	-	-	(459,605)	(53,807)	(513,412)

Balance, September 30, 2018	1	$1	302,799,689	$302,799	$46,722,306	$(614,299)	$(48,782,800)	$1,331,395	$(1,040,598)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Compre- nsive	Accumulated	Non-	Total Stockholders'
Three Months Ended	Shares	Value	Shares	Value	Capital	Loss	Deficit	controlling Interests	Equity (Deficit)

Balance, June 30, 2019	1	$1	866,013,312	$866,013	$47,208,238	$(559,500)	$(50,200,309)	$1,383,642	$(1,301,915)

Issuance of common stock in connection with sales made
under private offerings	-	-	12,000,000	12,000	(1,000)	-	-	-	11,000
Issuance of common stock in connection with the exercise of
common stock options	-	-	51,000,000	51,000	(50,590)	-	-	-	410
Conversion of convertible debenture(s) and other indebtedness
into common stock	-	-	150,550,830	150,551	(85,788)	-	-	-	64,763
Issuance of common stock options in lieu of cash for extinguishment of
convertible notes with related party	-	-	-	-	-	-	-	-	-
Recognition of beneficial conversion features related to
convertible debentures	-	-	-	-	276,000	-	-	-	276,000
Stock based compensation	-	-	-	-	32,724	-	-	-	32,724
Change in foreign currency translation	-	-	-	-	-	(54,360)	-	-	(54,360)
Sale of Jupiter Gold common stock in connection with
equity offerings	-	-	-	-	-	-	-	260,000	260,000
Issuance of common stock purchase warrants in connection with sales
of Jupiter Gold common stock	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	(419,532)	(46,712)	(466,244)

Balance, September 30, 2019	1	$1	1,079,564,142	$1,079,564	$47,379,584	$(613,860)	$(50,619,841)	$1,596,930	$(1,177,622)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
Nine Months Ended	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2017	1	$1	121,274,424	$121,274	$46,007,475	$(524,819)	$(47,515,131)	$1,391,553	$(519,647)

Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	181,525,265	181,525	(35,759)	—	—	—	145,766
Issuance of common stock in exchange for consulting, professional and other services	—	—	—	—	—	—	—	50,000	50,000
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	561,633	—	—	—	561,633
Stock based compensation	—	—	—	—	188,957	—	—	—	188,957
Change in foreign currency translation	—	—	—	—	—	(89,480)	—	—	(89,480)
Issuance of Jupiter Gold common stock in connection with sales made under private offerings	—	—	—	—	—	—	—	5,000	5,000
Net income (loss)	—	—	—	—	—	—	(1,267,669)	(115,158)	(1,382,827)

Balance, September 30, 2018	1	$1	302,799,689	$302,799	$46,722,306	$(614,299)	$(48,782,800)	$1,331,395	$(1,040,598)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
Nine Months Ended	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

Issuance of common stock in connection with sales made under private offerings	—	—	235,584,906	235,585	(112,085)	—	—	—	123,500
Issuance of common stock in connection with the exercise of common stock options	—	—	51,000,000	51,000	(50,590)	—	—	—	410
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	460,718,592	460,719	(271,269)	—	—	—	189,450
Issuance of common stock options in lieu of cash for extinguishment of convertible notes with related party	—	—	—	—	270,254	—	—	—	270,254
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	599,355	—	—	—	599,355
Stock based compensation	—	—	—	—	139,898	—	—	—	139,898
Change in foreign currency translation	—	—	—	—	—	(47,755)	—	—	(47,755)
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	362,443	362,443
Issuance of common stock purchase warrants in connection with sales of Jupiter Gold common stock	—	—	—	—	32,557	—	—	—	32,557
Net income (loss)	—	—	—	—	—	—	(1,438,510)	(134,594)	(1,573,104)

Balance, September 30, 2019	1	$1	1,079,564,142	$1,079,564	$47,379,584	$(613,860)	$(50,619,841)	$1,596,930	$(1,177,622)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$(1,573,104)	$(1,382,827)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	139,898	238,957
Amortization of debt discounts	355,021	447,075
Convertible debt issued in satisfaction of other financing costs	13,406	1,050
Loss on extinguishment of debt	68,015	—
Depreciation and amortization	43,665	63,401
Changes in operating assets and liabilities:
Accounts receivable	463	(6)
Deposits and advances	(1,250)	—
Accounts payable and accrued expenses	124,423	122,988
Accrued salary due to officer	115,500	160,330
Other noncurrent liabilities	6,307	11,740
Net cash provided by (used in) operating activities	(707,656)	(337,292)

Cash flows from investing activities:
Acquisition of capital assets	(74)	(803)
Advances to related parties	—	(1,173)
Net cash provided by (used in) investing activities	(74)	(1,976)

Cash flows from financing activities:
Loan from officer	49,816	(65,641)
Net proceeds from sale of common stock	123,910	—
Proceeds from sale of subsidiary common stock and warrants to noncontrolling interests	395,000	5,000
Proceeds from convertible notes payable	276,000	130,556
Proceeds from loans payable	169,100	143,000
Repayment of loans payable	(222,112)	—
Net cash provided by (used in) financing activities	791,714	212,915

Effect of exchange rates on cash and cash equivalents	(12,902)	48,836
Net increase (decrease) in cash and cash equivalents	71,082	(77,517)
Cash and cash equivalents at beginning of period	2,374	83,374
Cash and cash equivalents at end of period	$73,456	$5,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock options	$202,240	$—
Shares issued in connection with conversion of debt and accrued interest	$189,449	$144,716
Conversion of related party payables into convertible notes payable	$323,355	$445,628
Discount for beneficial conversion features on convertible notes	$276,000	$561,633

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda (“Mineração Jupiter”) to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by Jupiter Gold for the sale of shares in a public offering in the U.S. As of September 30, 2019, the Company has ownership of approximately 43.1% of the equity of Jupiter Gold. The Company has concluded that Jupiter Gold and its subsidiary Mineração Jupiter are VIEs in accordance with applicable accounting standards and guidance; and as such, the accounts and results of Jupiter Gold and Mineração Jupiter have been included in the Company's consolidated financial statements.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 and 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

The consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIX Participações"), which includes the accounts of BMIX Participações’ wholly-owned subsidiary, Mineração Duas Barras Ltda. ("Mineração Duas Barras").

During the year ended December 31, 2014, BMIX Participações acquired an initial 25% interest in RST Recursos Minerais Ltda. ("RST Recursos Minerais"), and during the first quarter of 2015, it acquired an additional 25% interest in RST Recursos Minerais, thus bringing its total ownership of RST to 50%. As of March 18, 2015, RST Recursos Minerais has been consolidated within the Company's financial statements.

On April 17, 2015, BMIX Participações incorporated Hercules Resources Corporation ("Hercules Resources"). On May 27, 2015, Hercules Resources formalized title to 99.99% of Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"). Thus, Hercules Brasil is a wholly-owned subsidiary and has been consolidated within the Company's consolidated financial statements.

On July 27, 2016, upon approval by its Board of Directors, the Company entered into a stock purchase and sale agreement pursuant to which HRC transferred its 99.99% equity interest in Mineração Jupiter to the Company which immediately thereafter sold such equity interest to Jupiter Gold, a newly created company, in exchange for all of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of September 30, 2019, the Company has ownership of approximately 43.1% of the equity of JGC. The Company has concluded that Jupiter Gold and its subsidiary, Mineração Jupiter are VIEs in accordance with applicable accounting standards and guidance; and as such, the accounts and results of Jupiter Gold and Mineração Jupiter have been included in the Company's consolidated financial statements.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company funded operations primarily through the sale of debt and equity securities and through the receipt of proceeds from revenues. Management's plan to fund its capital requirements and ongoing operations include an increase in cash received from sales of gold and rough diamonds recovered from a new mining area for which the Company received the necessary regulatory permits and has begun ore removal and initial testing runs for mineral recovery. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $60,033 as of September 30, 2019).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At September 30, 2019 and December 31, 2018, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any write downs against the value of its inventory.

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

Right of use assets and lease liabilities

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as a ROU asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

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

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. As of September 30, 2019, both the operating lease ROU assets and operating lease liabilities totaled $5,323. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of September 30, 2019, and December 31, 2018, the Company did not recognize any impairment losses related to mineral properties held.

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

The Company has concluded that Jupiter Gold and its subsidiary Mineração Jupiter are VIEs in accordance with applicable accounting standards and guidance; and although the operations of Jupiter Gold are independent of the Company, through governance rights, the Company has the power to direct the activities that are most significant to Jupiter Gold. Therefore, the Company concluded that it is the primary beneficiary of the Jupiter Gold.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2019 and December 31, 2018, the Company's deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of September 30, 2019, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$1,519	$(716)	$803	$1,572	$(769)	$803
Machinery and equipment	423,169	(281,719)	141,450	451,310	(268,537)	182,773
Vehicles	159,001	(116,873)	42,128	170,885	(110,683)	60,202
Total fixed assets	$583,689	$(399,308)	$184,381	$623,767	$(379,989)	$243,778

 For the three and nine months ended September 30, 2019, the Company recorded depreciation expense of $22,696 and $43,665, respectively. For the three and nine months ended September 30, 2018, the Company recorded depreciation expense of $19,426 and $63,401, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $493,558 and $530,293 at September 30, 2019 and December 31, 2018, respectively.

Equity Investments without Readily Determinable Fair Values

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation (“Ares Resources”), a related party. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement.

Under ASC 825-10, the Company elected to use a measurement alternative for its equity investment that does not have a readily determinable fair value. As such, the Company measured its investment at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The Company has recognized the cost of its investment in Ares, which is a private company with no readily determinable fair value, at its cost of $150,000 and accounts for the investment as an equity investment without a readily determinable fair value. The Company owns less than 5% of the total shares outstanding of Ares Resources.

Accounts Payable and Accrued Liabilities

	September 30, 2019	December 31, 2018
Accounts payable and other accruals	$162,480	$140,968
Accrued interest	464,961	390,322
Total	$627,441	$531,290

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	759,929	630,923
Less: loan discounts	(223,500)	(8,299)
Total convertible notes, net	$780,429	$866,624

The following table sets forth a summary of change in our convertible notes payable for the nine months ended September 30, 2019:

September 30, 2019
Beginning balance	$866,624
Amortization of debt discounts associated with convertible debt	66,800
Conversion of convertible note principal into common stock	(166,401)
Issuance of new convertible notes	282,000
Debt discounts recorded upon issuance of new convertible notes	(282,000)
Penalties and interest assessed for default on terms	13,406
Total convertible notes, net	$780,429

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of September 30, 2019, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of September 30, 2019, the Company has accrued interest payable totaling $365,709 in connection with this note.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of September 30, 2019, the outstanding principal balance on these notes total $200,144, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of September 30, 2019, the outstanding principal balance on these notes total $148,565, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of September 30, 2019, the outstanding principal balance on these notes total $129,220, and all discounts were fully amortized.

During the nine months ended September 30, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. As of September 30, 2019, the outstanding principal balance on these notes total $282,000, and the associated unamortized discounts totaled $223,500.

While many of these convertible notes are past their original maturity dates, the Company continues to maintain a favorable relationship and work with the lender with regard to financing its working capital needs. During the nine months ended, the Company was assessed $13,406 in penalties and interest as a result of its default on payment by certain maturity dates by the lender. These charges increased the principal balance outstanding on the notes.

As of September 30, 2019, the Company has accrued interest payable totaling $96,166 in connection with these variable convertible notes.

During the three months ended September 30, 2019 and 2018, the Company issued 150,550,830 and 93,516,097 shares of common stock upon conversion of $55,425 and $45,000, respectively, in notes payable and accrued interest. For the nine months ended September 30, 2019 and 2018, the Company issued 460,718,592 and 181,525,265 shares of common stock upon conversion of $166,401 and $136,275, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2019, the Company's convertible notes are convertible into an aggregate of approximately 558,300,755 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

During the year ended December 31, 2018, the Company received bridge loan proceeds of $228,320 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

During the nine months ended September 30, 2019, the Company received bridge loan proceeds of $169,100 from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

On July 8, 2019, the Company repaid $222,112 of bridge loan principal and $17,888 of accrued interest. As of September 30, 2019, the Company has $175,308 of outstanding principal and $3,086 of accrued interest payable in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of September 30, 2019 and December 31, 2018 amounted to $181,480 and $188,423, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

On March 15, 2018, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 950,000,000 with a par value of $0.001 per share.

On August 27, 2019, an amendment of the charter of the Company filed with the Secretary of State of Nevada increased the number of authorized common shares to 1,200,000,000 with a par value of $0.001 per share.

As of September 30, 2019 and December 31, 2018, the Company had 1,200,000,000 common shares authorized with a par value of $0.001 per share.

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

Three and Nine Months Ended September 30, 2019 Transactions

The Company engaged Noble Capital Markets, Inc. (“Noble”) as a non-exclusive financial advisor in December 2018. During the three and nine months ended September 30, 2019, the Company received $135,000 and $265,000, respectively, in gross proceeds from the sale of units consisting of common stock of its subsidiary, Jupiter Gold, and warrants to purchase the Company’s common stock to accredited investors. In aggregate, the securities the Company sold were 212,000 shares of Jupiter Gold and two-year warrants to purchase a total of 106,000,000 shares of Brazil Minerals at $0.0012 per share.

Additionally, the Company received $123,500 in gross proceeds from the sale of 235,584,906 shares of our common stock to accredited investors.

During the three and nine months ended September 30, 2019, the Company issued 150,550,830 and 460,718,592 shares of common stock upon conversion of $64,763 and $189,450 in convertible notes payable and accrued interest, respectively.

Three and Nine Months Ended September 30, 2018 Transactions

During the three and nine months ended September 30, 2018, the Company issued 93,516,097 and 181,525,265 shares of common stock upon conversion of $48,045 and $145,766 in convertible notes payable and accrued interest, respectively.

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

During the three and nine months ended September 30, 2019, the Company granted options to purchase an aggregate of 3,470,500 and 29,351,500 shares of common stock to non-management directors, respectively. The options were valued at $12,500 and $37,500 and recorded as stock-based compensation during the three and nine months ended September 30, 2019. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ($0.0009 to $0.0037), expected dividend yield of 0%, historical volatility calculated between a range of 199.2% to 223.2%, risk-free interest rate between a range of 1.55% to 2.31%, and an expected term of 5 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Salary, retirement contributions and advances payable to related party	$—	$224,516
Other amounts due to (from) related party	(17,646)	—

Convertible notes payable to related party	$566,743	$445,628
Less: loan discounts	(177,109)	(222,814)
Total convertible notes payable to related party, net	$389,634	$222,814

Total related party payables	$371,988	$447,330

As of September 30, 2019 and December 31, 2018, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $549,097 and $670,144, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2019, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2019, there were unamortized debt discounts of $130,816 related to this note.

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

On June 30, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $61,724 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.0003 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $61,724 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2019, there were unamortized debt discounts of $46,293 related to this note.

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation (“Ares Resources”). Our chief executive officer also serves as an officer of Ares Resources, thus making it a related party under common ownership and control. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement. As of September 30, 2019, and December 31, 2018, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Description of Business

Overview

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") is focused on two areas: (1) advancement of projects in strategic minerals (lithium, rare earths, titanium), which can be monetized in a variety of ways including mine development and operation, partnership with royalties, sale, or public market spinoff; and (2) mining operation of certain fully-owned areas for alluvial diamonds and gold. We consolidate our results in this Annual Report.

We are currently beginning to mine a promising area for alluvial diamonds and gold. The title to this mineral right and all of the equipment employed in the operations belong to us.

We own high-potential mineral rights for lithium (17,487 acres), rare earths (11,746 acres), and titanium (21,253 acres), all strategic and highly sought-after minerals. We also own mineral rights for alluvial diamonds and gold (19,727 acres), nickel (4,991 acres), and iron (4,120 acres).

Our first equity holdings from a public market spinoff is in Jupiter Gold Corporation (OTC: JUPGF). Brazil Minerals’ ownership of Jupiter Gold’s common stock was 43.1% as of September 30, 2019.

Mineral Properties

Our mineral properties, as of November 15, 2019 are listed in the following table and summarized below.

Brazil Minerals Project	Primary Mineral(s)	Location (State in Brazil)	Area (acres)	Status
I. Diamonds and Gold	Diamonds, Gold, Sand (for construction)	Minas Gerais	19,727	Mining (2 locations) & Research
II. Rare Earths	17 rare earths minerals (eg, Gadolinium, Yttrium)	Goiás and Tocantins	11,746	Research
III. Lithium	Lithium	Goiás	17,487	Research
IV. Titanium	Titanium	Minas Gerais	21,253	Research
V. Nickel	Nickel	Goiás	4,991	Research
VI. Iron	Iron	Minas Gerais	4,120	Research

Summary of Key Operational Events in Third Quarter of 2019

•	During the third quarter of 2019, we advanced the operations of one of our mining areas located in the Jequitinhonha River Valley in Brazil, a region known for alluvial diamond and gold recovery for over two centuries. The title to this mineral right and all of the equipment employed in the operations belong to us. In October 2019, we reached levels deep enough to warrant accumulation of material and thereafter we began to process alluvial material in a separation plant, recovering both diamond and gold. Adjustments to the production line and logistics are being made to optimize stockpiling and processing of high potential auriferous and diamondiferous gravel. The goal is to maximize the yield and profitability on diamond and gold recovery.

•	During the third quarter of 2019, we completed a few additional exploratory Banka drill holes in areas just adjacent to the current mining site. In one of these areas, the auriferous and diamondiferous gravel layer was found to be over 20 feet in thickness, which is highly attractive, and provided valuable indication as to future direction for project expansion.

•	During the third quarter of 2019, and continuing to date, we are evaluating all of our mineral rights in the Jequitinhonha Valley to classify and rank where to locate (or partner) other similar mining operations.

•	We have significantly expanded our portfolio of mineral rights for strategic minerals, adding a large number of high-potential mineral properties. In particular, we started the third quarter of 2019 with title to 288 acres for lithium, and finished it with title to 17,487 acres for lithium, 11,746 acres for rare earths, and 21,253 acres for titanium, details of which are below.

•	In July 2019, we increased the size of our lithium project several-fold to a total of 17,487 acres, going from one mineral right to ten mineral rights in a high-potential, premier district in the state of Minas Gerais. Brazilian lithium comes primarily from hard-rock spodumene deposits recognized as desirable due to lower impurities and thus better suited for high technology applications such as batteries for electric vehicles and portable computing devices. Besides spodumene, other minerals containing lithium that are found locally include petalite, amblygonite, and lepidolite. In addition, gemstones such as beryllium, aquamarine, and tourmaline occur in the same pegmatites as spodumene and other lithium-bearing minerals.

•	In August 2019, we added a rare earths project encompassing 11,746 acres in two mineral rights in the state of Goiás and one mineral right is in the state of Tocantins. The term “rare earths” denotes a group of seventeen minerals which are needed in small amounts but essential in several high-technology applications including electric vehicles and military hardware. Our rare earths project claims and areas nearby have had prior studies performed by researchers from both the Brazilian Geological Service and a university.

•	We performed the necessary diligence during the third quarter of 2019, and in October 2019, we formally added a titanium project encompassing 21,253 acres in five mineral rights in the state of Minas Gerais. These mineral rights are in a high-potential location, with high titanium levels found on drilling studies at a neighboring property. Titanium has multiple high technology applications, including aerospace.

Results of Operations

The Three Months Ended September 30, 2019 Compared to the Three Months ended September 30, 2018

During the three months ended September 30, 2019, we had revenues of $6,548, compared to revenues of $21,172 for the similar period in 2018, a decrease of 69.0%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Our consolidated cost of goods sold during the three months ended September 30, 2019 was $29,456, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold for the similar period in 2018 was $27,229. The increase of 8.2% in cost of goods sold between 2018 and 2019 is explained by greater costs incurred in preparation of increased mining activities.

Our gross loss for the three months ended September 30, 2019 was $22,908. By comparison, our gross loss for the similar period in 2018 was $6,057. The increase in gross loss of 278.2% between 2018 and 2019 is explained by the greater costs incurred in preparation of increased mining activities, coupled with a decrease in sales.

We incurred operating expenses of $257,743 during the three months ended September 30, 2019, compared to $279,240 in operating expenses for the similar period in 2018, a decrease of $21,497 or 7.7%. Our operating expenses are primarily comprised of compensation costs, professional fees, and general and administrative expenses related to public company costs.

During the three months ended September 30, 2019, we had total other expenses of $185,593, compared to $228,115 in total other expenses for the similar period in 2018, a decrease of $42,522 or 18.7%. These expenses consist primarily of the amortization of debt discounts and interest expense on promissory notes.

For the three months ended September 30, 2019, we experienced a net loss attributable to Brazil Minerals, Inc. of $419,532, as compared to a net loss attributable to Brazil Minerals, Inc. of $459,605 for the similar period in 2018, a decrease of $40,073 or 8.7%.

On a per share basis (both basic and diluted), the net loss attributable to Brazil Minerals, Inc. was $0.00 for the three months ended September 30, 2019 versus $0.00 for the similar period in 2018.

The Nine Months Ended September 30, 2019 Compared to the Nine Months ended September 30, 2018

During the nine months ended September 30, 2019, we had revenues of $16,513, compared to revenues of $28,472 for the similar period in 2018, an increase of 42.0%.

Our consolidated cost of goods sold during the nine months ended September 30, 2019 was $124,734, comprised primarily of labor and fuel expenses, as well as machine maintenance. Our consolidated cost of goods sold for the similar period in 2018 was $96,313. The increase of 29.5% in cost of goods sold between 2018 and 2019 is explained by greater costs incurred in preparation of increased mining activities.

Our gross loss for the nine months ended September 30, 2019 was $108,221. By comparison, our gross loss for the similar period in 2018 was $67,841. The increase in gross loss of 59.5% between 2018 and 2019 is explained by the greater costs incurred in preparation of increased mining activities, offset marginally by increased sales.

We incurred operating expenses of $838,289 during the nine months ended September 30, 2019, compared to $751,434 in operating expenses for the similar period in 2018, an increase of $86,855 or 11.6%. This increase was mostly due to increased compensation costs, professional fees, and general and administrative expenses related to public company costs and increased financing efforts, offset in part by lower stock-based compensation costs.

During the nine months ended September 30, 2019, we had total other expenses of $626,594, compared to $563,552 in total other expenses for the similar period in 2018, an increase of $63,042 or 11.2%. These expenses, consisting of the amortization of debt discounts and interest expense on promissory notes, increased primarily due to the issuance of convertible notes to a related party in lieu of cash for compensation and other amounts previously accrued.

For the nine months ended September 30, 2019, we experienced a net loss attributable to Brazil Minerals, Inc. of $1,438,510, as compared to a net loss attributable to Brazil Minerals, Inc. of $1,267,669 for the similar period in 2018, an increase of $170,841 or 13.5%.

On a per share basis (both basic and diluted), the net loss attributable to Brazil Minerals, Inc. was $0.00 for the nine months ended September 30, 2019 versus $0.01 for the similar period in 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $136,408 compared to total current liabilities of $1,960,489 for a current ratio of 0.07 to 1 and a working capital deficit of $1,824,081. By comparison, as of December 31, 2018, we had total current assets of $63,286 compared to total current liabilities of $2,073,564 for a current ratio of 0.03 to 1 and a working capital deficit of $2,010,278. In both 2019 and 2018, our principal sources of liquidity were through the issuance of equity, bridge loans and convertible debt.

Net cash used in operating activities was $707,656 during the nine months ended September 30, 2019, compared to $337,292 for the similar period in 2018, an increase of $370,364 or 109.8%. Net cash used in investing activities was $74 during the nine months ended September 30, 2019, compared to $1,976 for the similar period in 2018, a decline of $1,902 or 96.3%. Net cash provided by financing activities was $791,714 during the nine months ended September 30, 2019, compared to $212,914 for the similar period in 2018, an increase of $578,799 or 271.9%.

During the nine months ended September 30, 2019 and year ended December 31, 2018, our primary sources of liquidity were derived from proceeds from debt equity issuances from us and one of our subsidiaries. Our ability to continue as a going concern is dependent on our ability to increase revenue from our mining processes, and continued success in our ability to raise new debt and equity capital, all of which provide cash flow for our operations. We believe that we will be successful in achieving these efforts, but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2019, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, we received $260,000 in gross proceeds from the sale of units consisting of common stock of our subsidiary, Jupiter Gold, and warrants to purchase our common stock to accredited investors. In aggregate, the securities we sold were 295,000 shares of Jupiter Gold and two-year warrants to purchase a total of 84,000,000 shares of Brazil Minerals at a price ranging between $0.0012 and $0.004 per share.

Additionally, we received $11,000 in gross proceeds from the sale of 12,000,000 shares of our common stock to accredited investors and $410 in gross proceeds from the exercise of 51,000,000 common stock options.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2019. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

BRAZIL MINERALS, INC.

Date: November 19, 2019	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

