Form 10-K
period 2019-12-31
Brazil Minerals, Inc.
filed 2020-04-14
CIK 1540684

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

As of June 30, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on such date as reported by otcmarkets.com) was approximately $703,150. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant's stock, are affiliates of the Registrant.

As of April 11, 2020, there were outstanding 1,030,599,388 shares of the registrant's common stock.

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20
Item 9A.	Controls and Procedures	20
Item 9B.	Other Information	22
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accounting Fees and Services	26
PART IV
Item 15.	Exhibits, Financial Statement Schedules	29
Item 16	Form 10-K Summary
SIGNATURES		29
FINANCIAL STATEMENTS		F-1

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

PART I

Item 1. Business.

Overview

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") has two components to its business model: (1) growing a portfolio of mineral rights in a wide spectrum of strategic and sought-after minerals, from which equity holdings and/or royalty interests may develop, and (2) mining certain specific areas for gold, diamonds, and sand. Our subsidiaries are listed in Exhibit 21.1 and we consolidate our results as of December 31, 2019 in this Annual Report.

We currently own mineral rights in Brazil for lithium, rare earths, titanium, cobalt, iron, manganese, nickel, gold, diamonds, precious gems, and industrial sand. Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016. We owned approximately 34.50% of Jupiter Gold's common stock as of December 31, 2019.

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

Environmental Regulation and Compliance

Environmental regulation in Brazil is carried out by a state-level agency, which may have multiple offices, one for each region of the state. For each mineral right that we own, we file any paperwork related to it in the local office of the environmental agency that has the applicable geographical jurisdiction.  We believe that we maintain a good relationship with the offices of the environmental agency and believe that our methods of monitoring are adequate for our current needs.

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

Export Regulation

The export of rough diamonds from Brazil complies with the Kimberley Process certification system adopted by the United Nations and of which Brazil is a signatory country. This system was implemented to prevent entrance to the diamond marketplace of those gems produced in areas where human exploitation and other specific illicit activities exist. To our knowledge, Brazil was never a jurisdiction that had such issues.

Employees and Independent Contractors

As of December 31, 2019, we had 7 full-time employees. We also retain consultants to provide specific services deemed necessary. We consider our employee relations to be very good.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mineral Properties

Our mineral properties are listed in the following table and summarized below.

Primary Mineral	Other Minerals	Location (state in Brazil)	Total Area (acres)	Status
Diamonds, Gold	Sand (industrial)	Minas Gerais	28,794	Mining (selected areas), Pre-Mining & Research Exploration
Lithium	Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais	17,487	Research Exploration
Rare Earths		Goiás, Tocantins	11,001	Research Exploration
Nickel	Cobalt, Copper	Goiás	4,991	Research Exploration
Titanium		Minas Gerais	21,253	Research Planning
Iron		Minas Gerais	4,484	Research Planning

None of our projects currently has “reserves” in accordance with the definition of such term by the SEC. One of our projects has had an NI 43-101 technical report issued (see details below).

The projects owned by Jupiter Gold are summarized in the table below. Jupiter Gold provides details of its properties in its Annual Report on Form 20-F filed with the SEC.

Jupiter Gold Project Name	Minerals	Location (state, country)	Area (acres)	Status

Alpha	Gold	Minas Gerais	28,167	Research Exploration
Paracatu	Gold	Minas Gerais	733	Research Exploration
Brotas	Gold, Palladium, Platinum	Bahia	9,578	Research Exploration
Serrita	Gold	Pernambuco	13,731	Research Exploration
Apuí	Gold	Amazonas	69,330	Research Exploration
Crixás	Gold	Goiás	3,068	Research Exploration
Cavalcante	Gold	Goiás	4,771	Research Exploration
Diamantina	Iron, Manganese	Minas	233	Research Exploration
Alta Floresta	Gold	Mato Grosso	24,610	Research Planning

None of the Jupiter Gold projects currently has “reserves” in accordance with the definition of such term by the SEC.

Details of the Brazil Minerals’ properties follow below.

Diamond & Gold

Primary Minerals:	Diamonds & Gold
Other Minerals:	Sand (industrial)
Locations:	Minas Gerais
Total Area:	28,794 acres
Status:	As of 12/31/2019, two mineral rights were being mined, and another was in pre-mining stage.

N
LEGEND
MINERAL RIGHTS
WATERWAYS
ROADS
MUNICIPALITIES
CITIES & TOWNS
Olhos-d'rgua
Municipality of Olhos D'Água
Planalto de Minas
Desembargador Otoni
Jequitinhonha River
Municipality of Diamantina
Senador Mourão
0
2,5
5 km

Lithium

Primary Mineral:	Lithium
Other Minerals:	Aquamarine, Beryl, Tourmaline, Granite, Feldspar
Locations:	Minas Gerais
Total Area:	17,487 acres
Status:	Active research exploration in a mineral right of this project, with a deadline of 09/26/2021 for submission of its research report to ANM. Awaiting formal authorization from ANM for research exploration to begin on other mineral rights in this project.

N
LEGEND
MINERAL RIGHTS
WATERWAYS
ROADS
CITIES & TOWNS
Rubelita
Jacaré
Freire Cardoso
Barra do Salinas
Coronel Murta
Itira
Virgem da Lapa
Araçuaí
0
2,5
5 km

Rare Earths

Minerals:	Rare Earths
Locations:	Goiás, Tocantins
Total Area:	11,001 acres
Status:	Active research exploration in two mineral rights of this project, with deadlines of 09/24/2022 and 12/24/2022 for submission of their research reports to ANM. Awaiting formal authorization from ANM for research exploration to begin on another mineral right of this project.

Nickel

Primary Minerals:	Nickel
Other Minerals:	Cobalt, Copper
Locations:	Goiás
Total Area:	4,991 acres
Status:	Active research exploration in the mineral rights of this project, with deadline of 03/14/2022 for submission of research reports to ANM.

N
BETANIA
APARECIDA DO RIO CLARO
MONTES CLAROS DE GOIAS
LUCILANDIA
LEGEND
MINERAL RIGHTS
WATERWAYS
ROADS
CITIES & TOWNS
0 1 2 km

Titanium

Minerals:	Titanium
Location:	Minas Gerais
Total Area:	21,253 acres
Status:	Awaiting formal authorization from ANM for research exploration to begin.

N
Malhado
Serra do Moinho
Barra Bonita
LEGEND
MINERAL RIGHTS
WATERWAYS
ROADS
CITIES & TOWNS
Tiros
Cedro do Abaeté
Matutina
Capela do Abaeté
Quartel de São João
Campo Alegre
Funchal
São Gotardo
0
5
10 km

Iron

Minerals:	Iron
Locations:	Minas Gerais
Total Area:	4,484 acres
Status:	Awaiting formal authorization from ANM for research exploration to begin.

LEGEND
MINERAL RIGHTS
WATERWAYS
ROADS
CITIES & TOWNS
N
Itabira
Bom Jesus do Amparo
São Gonçalo do Rio Abaixo
Rio Piracicaba
Barão de Cocais
Santa Barbara
0
5
10 km

Item 3. Legal Proceedings.

None which are material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol "BMIX". The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2018 and 2019.

	Year Ended
Quarters	December 31, 2018
	High	Low
2018
First (1/1-3/31)	$0.0058	$0.0025
Second (4/1-6/30)	$0.0042	$0.0015
Third (7/1-9/30)	$0.0042	$0.0008
Fourth (10/1-12/31)	$0.0026	$0.0009

	Year Ended
Quarters	December 31, 2019
	High	Low
2019
First (1/1-3/31)	$0.0024	$0.0009
Second (4/1-6/30)	$0.0015	$0.0006
Third (7/1-9/30)	$0.0090	$0.0009
Fourth (10/1-12/31)	$0.0043	$0.0014

As of April 11, 2020, we had 188 holders of record of our common stock as such term is defined in SEC rules, according to records maintained by our transfer agent.

Dividends

We have not paid any cash dividends since inception and do not expect to declare any cash dividends in the foreseeable future.

Equity Compensation Plan

In 2017, our Board of Directors approved our 2017 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2019 with respect to the 2017 Stock Incentive Plan.

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

Sales of Unregistered Securities

On November 25th, 2019, we received a total of $250,000 from two trusts based in New York, NY for the purchase from us by such trusts of (i) a total of437,828 shares of Jupiter Gold that we owned, ii) warrants to purchase 100 million shares of Brazil Minerals, Inc. common stock at $0.0022 for two years, and iii) a 2% participation in any sale, royalty, spinoff, or other transaction with respect to certain of our mineral rights for lithium, rare earths, and titanium.

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

Overview

Brazil Minerals, Inc. with its subsidiaries ("Brazil Minerals", the "Company", "we", "us", or "our") has two components to its business model: (1) growing a portfolio of mineral rights in a wide spectrum of strategic and sought-after minerals, from which equity holdings and/or royalty interests may develop, and (2) mining certain specific areas for gold, diamonds, and sand. Our subsidiaries are listed in Exhibit 21.1 and we consolidate our results in this Annual Report.

We currently own mineral rights in Brazil for lithium, rare earths, titanium, cobalt, iron, manganese, nickel, gold, diamonds, precious gems, and industrial sand. Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold"). Jupiter Gold has been a public company since December 16, 2016. We owned approximately 34.50% of Jupiter Gold's common stock as of December 31, 2019.

Our mineral properties are listed in the following table and summarized below.

Primary Mineral	Other Minerals	Location (state in Brazil)	Total Area (acres)	Status
Diamonds, Gold	Sand (industrial)	Minas Gerais	28,794	Mining (selected areas), Pre-Mining & Research Exploration
Lithium	Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais	17,487	Research Exploration
Rare Earths		Goiás, Tocantins	11,001	Research Exploration
Nickel	Cobalt, Copper	Goiás	4,991	Research Exploration
Titanium		Minas Gerais	21,253	Research Planning
Iron		Minas Gerais	4,484	Research Planning

The projects owned by Jupiter Gold are summarized in the table below. Jupiter Gold provides details of its properties in its Annual Report on Form 20-F filed with the SEC.

Jupiter Gold Project Name	Minerals	Location (state, country)	Area (acres)	Status
Alpha	Gold	Minas Gerais	28,167	Research Exploration
Paracatu	Gold	Minas Gerais	733	Research Exploration
Brotas	Gold, Palladium, Platinum	Bahia	9,578	Research Exploration
Serrita	Gold	Pernambuco	13,731	Research Exploration
Apuí	Gold	Amazonas	69,330	Research Exploration
Crixás	Gold	Goiás	3,068	Research Exploration
Cavalcante	Gold	Goiás	4,771	Research Exploration
Diamantina	Iron, Manganese	Minas	233	Research Exploration
Alta Floresta	Gold	Mato Grosso	24,610	Research Planning

During the year 2019, Brazil Minerals strengthened considerably its portfolio of mineral rights:

•	Lithium: we increased our portfolio of lithium properties by adding 17,199 acres of promising lithium areas located in Minas Gerais state.

•	Rare Earths: we started our portfolio of rare earths properties by adding 11,001 acres of promising rare earths areas located in Goiás and Tocantins states.

•	Titanium: we started our portfolio of titanium properties by adding 21,253 acres of promising titanium areas located in Minas Gerais state.

•	Iron: we started our portfolio of iron properties by adding 4,484 acres of promising iron areas located in Minas Gerais state.

•	Diamonds and Gold: we increased our portfolio of alluvial diamond and gold properties by adding 839 acres of a promising alluvial diamond and gold area located in Minas Gerais state.

During the year 2019, Brazil Minerals successfully obtained the permit to mine part of one of its many alluvial diamond and gold areas. This area proved to be richer in diamonds than gold, and examples of the retrieved diamonds are seen in the photograph below. We plan to polish several of these diamonds for sale as polished gems. As reported by us in prior filings, the historical average Rapaport price for diamonds from our production is $3,250 per carat.

Results of Operations

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018

Revenues for the year ended December 31, 2019 totaled $15,393, compared to revenues of $19,716 during the year ended December 31, 2018 representing a decrease of 21.9%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the year ended December 31, 2019 totaled $182,168. It was comprised primarily of labor and fuel expenses, as well as machine maintenance. Cost of goods sold for the year ended December 31, 2018 totaled $126,217. The year over year increase of 44.3% is explained by greater costs incurred in preparation of increased mining activities.

Gross loss for the year ended December 31, 2019 totaled $166,775, compared to a gross loss of $106,501 for the year ended December 31, 2018. The year over year increase of 56.6% is explained by the greater costs incurred in preparation of increased mining activities, coupled with a decrease in sales during 2019.

Operating expenses for the year ended December 31, 2019 totaled $1,097,569, compared to operating expenses of $1,052,830 for the year ended December 31, 2018 representing an increase of $44,737 or 4.2%. This increase was primarily caused by increased general and administrative expenses and payroll related expenses.

Other expenses for the year ended December 31, 2019 totaled $821,537, compared to other expenses of $689,341 for the year ended December 31, 2018 representing an increase of $132,196 or 19.2%. The year over year increase was caused by higher amortization of debt discounts and other fees, slightly higher interest expenses incurred on promissory notes and a loss on extinguishment of related party debt totaling $67,694.

As a result, we incurred a net loss attributable to our shareholders of $1,862,077, or approximately $0.00 per share, for the year ended December 31, 2019, compared to a net loss attributable to our shareholders of $1,666,200, or approximately $0.01 per share, for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of $193,777 compared to total current liabilities of $2,154,356 for a current ratio of 0.09 to one and a working capital deficit of $1,960,579. By comparison we had total current assets of $63,286 compared to current liabilities of $2,073,564 for a current ratio of 0.03 to one and a working capital deficit of $2,010,278 as of December 31, 2018. Our principal sources of liquidity were from the sale of equity and issuance of debt for both the years ended December 31, 2019 and 2018.

Net cash used in operating activities totaled $791,072 for the year ended December 31, 2019, compared to $511,313 for the year ended December 31, 2018 representing an increase in cash used of $279,759 or 54.7%. Net cash used in investing activities totaled $677 for the year ended December 31, 2019, compared to $1,976 for the year ended December 31, 2018 representing a decrease of $1,299 or 65.7%. Net cash provided by financing activities totaled $941,852 for the year ended December 31, 2019, as compared to $389,274 for the year ended December 31, 2018 representing an increase of $552,578 or 142.0%.

During the year ended December 31, 2019, our sources of liquidity were primarily derived from proceeds from debt issuance sales of equity by the Company and one of its subsidiaries. Our ability to continue as a going concern is dependent upon our capability to generate cash flows from operations and successfully raise new capital through debt issuances and sales of our equity. We believe that we will be successful in the execution of our initiatives, but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans payable to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2019, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2019. On the basis of that evaluation, management concluded that the Company's disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control system is designed to provide reasonable assurance to management and to the Company's Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B. Other Information.

On November 25th, 2019, we received a total of $250,000 from two trusts based in New York, NY for the purchase from us by such trusts of (i) a total of 437,828 shares of Jupiter Gold that we owned, ii) warrants to purchase 100 million shares of Brazil Minerals, Inc. common stock at $0.0022 for two years, and iii) a 2% participation in any sale, royalty, spinoff, or other transaction with respect to certain of our mineral rights for lithium, rare earths, and titanium.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of April 10, 2020 concerning our directors and executive officers:

Name	Age	Position

Marc Fogassa	53	Director, Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary

Ambassador Robert F. Noriega	60	Director

Marc Fogassa, age 53, has been a director and our Chairman and Chief Executive Officer since 2012. He is also the Chairman and Chief Executive Officer of Jupiter Gold Corporation, one of our subsidiaries. He has over 17 years of investment experience in venture capital, and private and public equity investing, and has served on boards of directors of multiple private companies. Mr. Fogassa has been invited numerous times to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master in Business Administration degree in 1999. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. We appointed Mr. Fogassa as a director and our Chairman of the Board and President because of his substantial management and fundraising skills, prior experience as a director of several private companies, venture capital and private equity experience, judgment and his knowledge of, and contacts in, Brazil.

Ambassador Roger Noriega, age 60, has been a director since 2012. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Congress as U.S. Assistant Secretary of State, and served from July 2003 to October 2005. In that capacity, Ambassador Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Ambassador Noriega served as U.S. Ambassador to the Organization of American States ("OAS") from August 2001 to July 2003. Since February 2009 Ambassador Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Ambassador Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. We appointed Ambassador Noriega as a director because of his extensive experience in Latin America, business and government contacts, management skills and judgment.

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

Item 11. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid by us to our Chief Executive Officer for each of the two years ended December 31, 2018 and 2019. No employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
M. Fogassa	12/31/2018	24,500	-		-		-	-	-	-	24,500
CEO	12/31/2019	16,500	-		-		-	-	-	-	16,500

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

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2019 that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table.  We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table.  No other or additional compensation for services were paid to any of the directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Roger Noriega	-	$50,000		$50,000

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2019 to each director calculated in accordance with FASB ASC Topic 718. See the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of all assumptions made in the calculation of this amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock and Series A Preferred Stock as of April 10, 2020  by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.   Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our Common Stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Common Stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

					Percentage of Voting
		Shares Beneficially			Power of all Outstanding
Name and Address (1)	Office	Owned (2)		Percent of Class (3)	Classes of Company Stock (4)

Common Stock

Marc Fogassa	Director, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	296,764,385	(5)	23.49%	11.51%

Ambassador Roger Noriega	Director	68,831,298	(6)	5.45%	2.67%

All executive officers and directors as a group (2 people)		365,595,683	(5)(6)	28.94%	14.18%

Series A Stock

Marc Fogassa	Director	1		100.00%	51.00%

All executive officers and directors as a group (2 people)		1		100.00%	51.00%

———————

(1) The mailing address of each of the officers, directors, and affiliates set forth below is c/o Brazil Minerals, Inc., Rua Vereador João Alves Praes nº 95-A, Olhos D'Agua, MG 39.398-000, Brazil.

(2) Beneficial ownership is determined in accordance with rules promulgated by the SEC.

(3) Based on 1,030,599,388 shares of common stock issued outstanding as of April 11, 2020 and additional shares issuable upon exercise of options.

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

(5) Includes 163,682,458 shares of our common stock which are obtainable through exercise of options received on extinguishment of notes issued by the Company to Marc Fogassa for various unpaid obligations, and 79,198,982 shares of common stock owned by entities deemed to be controlled by Marc Fogassa.

(6) Includes 68,828,940 shares of our common stock which are obtainable through exercise of options received as compensation for directorship.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We believe that Ambassador Roger Noriega is "independent" as such term is defined with respect to directors by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On December 8, 2019, the Company engaged BF Borgers CPA PC ("Borgers") as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2019. Borgers was also retained as the Company's independent registered public accounting firm for the audit of the Company's financial statements as of December 31, 2018. The fee that was billed by Borgers for the audit of our financial statements as of December 31, 2018 and for quarterly reviews during such year was $44,820. The Company expects that the total fees payable to Borgers for the audit of the Company's financial statements as of December 31, 2019 will be $31,860.

Audit-Related Fees

During 2018 or 2019, there were no fees paid to Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to us by Borgers in 2018 or 2019.

Pre-Approval Policies and Procedures

Engagement of accounting services by us is not made pursuant to any pre-approval policies and procedures. Rather, we believe that our accounting firm is independent because all of its engagements by us are approved by our Board of Directors prior to any such engagement

Our Board of Directors will meet periodically to review and approve the scope of the services to be provided to us by its independent registered public accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Board is responsible for the prior approval of every engagement of our independent registered public accounting firm to perform audit and permissible non-audit services for us, such as quarterly financial reviews, tax matters, and consultation on new accounting and disclosure standards.

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

DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Brazil Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, CO

April 14, 2020

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$151,088	$2,407
Accounts receivable	–	256
Taxes receivable	22,853	23,773
Inventory	15,054	33,188
Deposits and advances	4,782	3,662
Total current assets	193,777	63,286
Property and equipment, net	172,802	243,778
Intangible assets	509,862	530,293
Equity investments	150,000	150,000
Total assets	$1,026,441	$987,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$638,364	$531,290
Convertible notes payable, net of debt discounts totaling $153,000 and $8,299, respectively	824,614	866,624
Loans payable	209,128	228,320
Related party notes and other payables, net of debt discounts totaling $96,270 and $222,814, respectively	482,250	447,330
Total current liabilities	2,154,356	2,073,564
Other noncurrent liabilities	192,729	188,423
Total liabilities	2,347,085	2,261,987

Commitments and contingencies (Note 7)	–	–

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share
issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Common stock, $0.001 par value. 1,200,000,000 shares authorized; 1,132,435,380 and 332,260,644 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,132,435	332,260
Additional paid-in capital	47,724,570	46,771,464
Accumulated other comprehensive loss	(580,957)	(566,105)
Accumulated deficit	(51,043,408)	(49,181,331)
Total Brazil Minerals, Inc. stockholders' deficit	(2,767,359)	(2,643,711)
Non-controlling interest	1,446,715	1,369,081
Total stockholders' deficit	(1,320,644)	(1,274,630)
Total liabilities and stockholders' deficit	$1,026,441	$987,357

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,	Year Ended December 31,
	2019	2018

Revenue	$15,393	$19,716
Cost of revenue	182,168	126,217
Gross margin	(166,775)	(106,501)
Operating expenses:
Professional fees	134,770	125,982
General and administrative	489,877	428,064
Compensation and related costs	306,827	244,465
Stock based compensation	166,095	254,319
Total operating expenses	1,097,569	1,052,830
Loss from operations	(1,264,344)	(1,159,331)
Other expense (income):
Interest on promissory notes	167,551	132,463
Amortization of debt discounts and other fees	587,198	556,878
Extinguishment of debt	67,694	–
Other expense (income)	(906)	–
Total other expense (income)	821,537	689,341
Loss before provision for income taxes	(2,085,881)	(1,848,672)
Provision for income taxes	–	–
Net loss	(2,085,881)	(1,848,672)
Loss attributable to non-controlling interest	(223,804)	(182,472)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(1,862,077)	$(1,666,200)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	802,114,793	220,548,469

Comprehensive loss:
Net loss	$(2,085,881)	$(1,848,672)
Foreign currency translation adjustment	(14,852)	(41,286)
Comprehensive loss	(2,100,733)	(1,889,958)
Comprehensive loss attributable to noncontrolling interests	(223,804)	(182,472)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(1,876,929)	$(1,707,486)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Stock Shares	Value	Common Stock Shares	Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interests	Total Stockholders Equity (Deficit)

Balance, December 31, 2017	1	$1	121,274,424	121,274	$46,007,475	$(524,819)	$(47,515,131)	$1,391,553	$(519,647)

Conversion of convertible debenture(s) and other indebtedness
into common stock	–	–	210,986,220	210,986	(51,963)	–	–	–	159,023
Issuance of Jupiter Gold common stock in exchange for consulting, professional
and other services	–	–	–	–	–	–	–	125,000	125,000
Recognition of beneficial conversion features related to
convertible debentures	–	–	–	–	561,633	–	–	–	561,633
Stock based compensation	–	–	–	–	254,319	–	–	–	254,319
Change in foreign currency translation	–	–	–	–	–	(41,286)	–	–	(41,286)
Issuance of Jupiter Gold- common stock in connection with sales
made under private offerings	–	–	–	–	–	–	–	35,000	35,000
Net loss	–	–	–	–	–	–	(1,666,200)	(182,472)	(1,848,672)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

Issuance of common stock in connection with sales
made under private offerings	–	–	235,584,906	235,585	(112,085)	–	–	–	123,500
Issuance of common stock in connection with exercise
of common stock warrants	–	–	61,000,000	61,000	(60,590)	–	–	–	410
Conversion of convertible debenture(s) and other indebtedness
into common stock	–	–	501,802,789	501,803	(273,205)	–	–	–	228,598
Issuance of common stock or Jupiter Gold common stock
in exchange for consulting, professional and other services	–	–	1,787,041	1,787	2,540	–	–	5,000	9,327
Issuance of common stock options in lieu of cash for
extinguishment of convertible notes with related party	–	–	–	–	269,934	–	–	–	269,934
Recognition of beneficial conversion features related to
convertible debentures	–	–	–	–	599,355	–	–	–	599,355
Stock based compensation	–	–	–	–	166,095	–	–	–	166,095
Change in foreign currency translation	–	–	–	–	–	(14,852)	–	–	(14,852)
Issuance of Jupiter Gold common stock in connection with sales
made under private offerings	–	–	–	–	–	–	–	260,689	260,689
Issuance of common stock purchase warrants in connection
with sales of Jupiter Gold common stock	–	–	–	–	361,062	–	–	35,749	396,811
Net loss	–	–	–	–	–	–	(1,862,077)	(223,804)	(2,085,881)

Balance, December 31, 2019	1	$1	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,	Year Ended December 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net loss	$(2,085,881)	$(1,848,672)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	175,422	379,319
Amortization of debt discounts	587,198	556,878
Convertible debt issued in satisfaction of other financing costs	18,981	1,050
Depreciation and amortization	63,457	75,346
Loss on extinguishment of debt	67,694	–
Provision for excess or obsolete inventory	17,166	–
Changes in operating assets and liabilities:
Accounts receivable	488	(273)
Deposits and advances	(1,285)	–
Accounts payable and accrued expenses	140,555	146,590
Accrued salary due to officer	213,322	160,330
Other noncurrent liabilities	11,811	18,119
Net cash provided by (used in) operating activities	(791,072)	(511,313)

Cash flows from investing activities:
Acquisition of fixed assets	(677)	(803)
Advances to related parties	–	(1,173)
Net cash provided by (used in) investing activities	(677)	(1,976)

Cash flows from financing activities:
Proceeds from sale of common stock, net	123,500	–
Proceeds from the exercise of common stock purchase warrants	410	–
Proceeds from sale of subsidiary common stock to noncontrolling interests, net	657,500	35,000
Proceeds from convertible notes payable, net	276,000	130,556
Proceeds from loans payable, net	202,920	228,320
Repayment of loans payable	(222,112)
Repayment of loans payable from officer	(96,366)	(4,602)
Net cash provided by (used in) financing activities	941,852	389,274

Effect of exchange rates on cash and cash equivalents	(1,422)	43,048
Net increase (decrease) in cash and cash equivalents	148,681	(80,967)
Cash and cash equivalents at beginning of period	2,407	83,374
Cash and cash equivalents at end of period	$151,088	$2,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,568	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock options issued to related party in connection with conversion of debt and accrued interest	$202,240	$–
Common stock issued in connection with conversion of debt and accrued interest	$228,598	$159,023
Conversion of related party payables into convertible notes payable	$323,355	$445,628
Discount for beneficial conversion features on convertible notes	$276,000	$561,633

The accompanying notes are an integral part of these consolidated financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. ("Brazil Minerals" or the "Company") was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. The Company changed its management and business on December 18, 2012, to focus on mineral exploration. Brazil Minerals, through subsidiaries, owns mineral rights in Brazil for gold, diamonds, lithium, rare earths, titanium, iron, nickel, and sand.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America and are expressed in United States dollars. For the years ended December 31, 2019 and 2018, the consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIXP"), which includes the accounts of BMIXP's wholly-owned subsidiary, Mineração Duas Barras Ltda. ("MDB").

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of December 31, 2019, the Company has ownership of approximately 35.4% of the equity of Jupiter Gold. The Company has concluded that Jupiter Gold and its subsidiary Mineração Jupiter are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Jupiter Gold and Mineração Jupiter have been included in the Company's consolidated financial statements.

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

As of December 31, 2019 and 2018, the Company's derivative liabilities were considered a level 2 liability. See Note 4 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, taxes receivable, prepaid expenses, deposits and other assets, accounts payable, accrued expenses and convertible notes payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $62,024 as of December 31, 2019).

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At December 31, 2019 and 2018, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the years ended December 31, 2019 and 2018, the Company recorded write-downs of $17,166 and $0, respectively, against the value of its inventory.

Taxes Receivable

The Company records a receivable for value added taxes receivable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. The Company intends to recover the taxes through the acquisition of capital equipment from sellers who accept tax credits as payments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations as other gain or loss, net.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's condensed consolidated balance sheets.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of income and statements of cash flows. For the year ended December 31, 2019, the Company incurred $23,015 in operating lease costs.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of December 31, 2019 and 2018, the Company did not recognize any impairment losses related to mineral properties held.

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

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 470-20, “Debt with Conversion and Other Options”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests in is considered a variable interest entity. The Company consolidates VIEs when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company assesses whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment under the equity method or cost method in accordance with the applicable GAAP.

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

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2019 and 2018, the Company's deferred tax assets had a full valuation allowance.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2019, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of December 31, 2019, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements

We have reviewed other recent accounting pronouncements issued to the date of the issuance of these consolidated financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment, Net

The following table sets forth the components of the Company's property and equipment at December 31, 2019 and December 31, 2018:

F	F-13

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$2,144	$(739)	$1,405	$1,572	$(769)	$803
Machinery and equipment	435,659	(298,845)	136,814	451,310	(268,537)	182,773
Vehicles	164,275	(129,692)	34,583	170,885	(110,683)	60,202
Total fixed assets	$602,078	$(429,276)	$172,802	$623,767	$(379,989)	$243,778

For the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $63,457 and $75,346, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $509,862 and $530,293 at December 31, 2019 and 2018, respectively.

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

Under ASC 321-10, the Company elected to use a measurement alternative for its equity investment that does not have a readily determinable fair value. As such, the Company measured its investment at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The Company has recognized the cost of its investment in Ares, which is a private company with no readily determinable fair value, at its cost of $150,000 and accounts for the investment as an equity investment without a readily determinable fair value. The Company owns less than 5% of the total shares outstanding of Ares Resources Corporation.

Accounts Payable and Accrued Liabilities

	December 31, 2019	December 31, 2018
Accounts payable and other accruals	$141,916	$140,968
Accrued interest	496,448	390,322
Total\	$638,364	$531,290

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	733,614	630,923
Less: loan discounts	(153,000)	(8,299)
Total convertible notes, net	$824,614	$866,624

 The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Beginning balance	$866,624	665,394
Amortization of debt discounts associated with convertible debt	137,300	334,064
Conversion of convertible note principal into common stock	(198,291)	(148,435)
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	18,981	1,050
Issuance of convertible notes payable	282,000	137,306
Loan discounts recorded related to issuance of convertible notes payable	(282,000)	(122,755)
Repayment of convertible note principal	(–)	(–)
Total convertible notes, net	$824,614	$866,624

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of December 31, 2019, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of December 31, 2019, the Company has accrued interest payable totaling $384,009 in connection with this note.

15

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of December 31, 2019, the outstanding principal balance on these notes total $184,394, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of December 31, 2019, the outstanding principal balance on these notes total $138,000, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of December 31, 2019, the outstanding principal balance on these notes total $129,220, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. As of September 30, 2019, the outstanding principal balance on these notes total $282,000, and the associated unamortized discounts totaled $153,000.

While many of these convertible notes are past their original maturity dates, the Company continues to maintains a favorable relationship and work with the lender with regard to financing its working capital needs.

As of December 31, 2019, the Company has accrued interest payable totaling $105,432 in connection with these variable convertible notes.

During the years ended December 31, 2019 and 2018, $137,300 and $334,064 of the discounts were amortized to interest expense, respectively.

During the years ended December 31, 2019 and 2018, the Company issued 501,802,789 and 210,986,220 shares of common stock upon conversion of $228,598 and $159,023, respectively, in notes payable and accrued interest.

16

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of December 31, 2019, the Company's convertible notes are convertible into an aggregate of approximately 1,048,019,643 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

During the years ended December 31, 2019 and 2018, the Company received bridge loan proceeds aggregating $202,920 and $228,320, respectively, from one lender in various transactions. The loans payable bear interest at 8.0% per annum. The loans are payable upon demand.

On July 8, 2019, the Company repaid $222,112 of bridge loan principal and $17,888 of accrued interest.

As of December 31, 2019 and 2018, the principal balance outstanding on the loans payable totaled $209,128 and $228,320, respectively, and the Company accrued interest payable totaling $7,007 and $5,751, respectively, in connection with the loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of December 31, 2019 and December 31, 2018 amounted to $192,729 and $188,423, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of December 31, 2019, the Company had 1,200,000,000 common shares authorized with a par value of $0.001 per share.

F-17

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

Year Ended December 31, 2019 Transactions

During the year ended December 31, 2019, the Company received $652,500 in gross proceeds from the sale of units consisting of common stock of its subsidiary, Jupiter Gold, and warrants to purchase the Company’s common stock to accredited investors. In aggregate, the securities the Company sold were 846,828 shares of Jupiter Gold and two-year warrants to purchase a total of 241,000,000 shares of Brazil Minerals at prices ranging from $0.0012 to $0.004 per share.

Additionally, the Company received $5,000 in gross proceeds from the sale of 10,000 shares of Jupiter Gold common stock to an accredited investor.

During the year ended December 31, 2019, the Company received $123,500 in gross proceeds from the sale of 235,584,906 shares of our common stock to accredited investors.

During the year ended December 31, 2019, the Company issued 501,802,789 shares of common stock upon conversion of $228,598 in convertible notes payable and accrued interest.

During the year ended December 31, 2019, the Company issued 1,787,041 shares of common stock valued at $4,327 in exchange for consulting, professional and other services. Additionally, the Company issued 5,492 shares of Jupiter Gold common stock valued at $5,000 in exchange for consulting, professional and other services.

Year Ended December 31, 2018 Transactions

During the year ended December 31, 2018, the Company issued 210,986,220 shares of common stock upon conversion of $159,023 in convertible notes payable and accrued interest.

See Note 3 for additional discussions of common stock issuances.

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

During the year ended December 31, 2019, the Company granted options to purchase an aggregate of 37,285,500 shares of common stock to non-management directors. The options were valued at $50,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ($0.0009 to $0.0037), expected dividend yield of 0%, historical volatility calculated between a range of 199.2% to 223.2%, risk-free interest rate between a range of 1.55% to 2.31%, and an expected term of 5 years.

F-18

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Salary, retirement contributions and advances payable to related party	$11,777	$224,516

Convertible notes payable to related party	$566,743	$445,628
Less: loan discounts	(96,270)	(222,814)
Total convertible notes payable to related party, net	$470,473	$222,814

Total related party payables	$482,250	$447,330

As of December 31, 2019 and 2018, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $578,520 and $670,144, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2019, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2019, there were unamortized debt discounts of $65,408 related to this note.

F-19

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

On June 30, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $61,724 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.0003 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $61,724 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2019, there were unamortized debt discounts of $30,862 related to this note.

During the year ended December 31, 2019, Jupiter Gold granted options to purchase an aggregate of 360,000 shares of its common stock to Marc Fogassa at a price of $1.00 per share. The options were valued at $116,095 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.275 to $1.125), expected dividend yield of 0%, historical volatility calculated between a range of 63.1%, risk-free interest rate between a range of 1.39% to 2.56%, and an expected term of 5 years.

NOTE 9 – RISKS AND UNCERTAINTIES

In light of the SEC's Division of Corporate Finance Disclosure Guidance Topic Number 9, dated March 25, 2020, on the impact of COVID-19, the Company notes the following as of April 11, 2020:

•	The Company has not had any reports of COVID-19 among its workforce;
•	The Company has been able to continue local operations of the Company in Brazil as they are located in a rural area currently unaffected by any lockdown restrictions implemented elsewhere in Brazil;
•	Travel between the U.S. and Brazil has essentially ceased; this is mitigated by the use of live streaming video and other methods as needed;
•	Some exploratory research of some of the Company’s projects have been delayed as certain municipalities in Brazil have unilaterally restricted the entry of outside persons; these actions are being legally challenged by branches of the state administration and the Company is monitoring all new developments;
•	The Company has postponed any expenses which are not critical to it at the moment;
•	On February 12, 2020 and March 16, 2020, the Company received proceeds from the sale of its equity totaling $300,000 from two accredited investors, and is in continuing discussions with several other sources.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

F-20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: April 14, 2020		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer	April 14, 2020
Marc Fogassa	and Director; Chief Financial
Officer and Chief Accounting Officer

/s/ Roger Noriega	Director	April 14, 2020
Roger Noriega

28

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012.
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company's Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2013.
3.5	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on December 11, 2015.
3.6

Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 15, 2018. Incorporated by reference to Exhibit 3.20 to the Company's Annual Report on Form 10-K filed with the Commission on April 17, 2018.

3.7	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on August 27, 2019*
4.1	Senior Secured Convertible Promissory Note of the Company dated January 8, 2014 in the principal amount of $244,000 to the order of Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001. Incorporated by reference to Exhibit 4.4 to the 2013 10K/A-1.
4.2	Warrant to Purchase 488,000 Shares of the Company's Common Stock Issued to Heather U. Baines and Lloyd McAdams AB Living Trust dated 8/1/2001on January 8, 2014. Incorporated by reference to Exhibit 4.8 to the 2013 10K/A-1.
4.3	Form of Convertible Redeemable Promissory from the Company to GW Holdings Group, LLC.. Incorporated by reference to Exhibit 4.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.1	Employment Agreement between the Company and Marc Fogassa. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012..
10.2	Stock Purchase and Sale Agreement dated as of July 27, 2016 between the Company and Jupiter Gold Corporation ("Jupiter Gold"). Incorporated by reference to Exhibit 10.1 to the Jupiter Gold's Registration Statement on Form F-1 filed with the Commission on December 1, 2016.
10.3	2017 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the Commission on December 8, 2017.
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith

29