Form 10-Q
period 2020-03-31
Brazil Minerals, Inc.
filed 2020-05-20
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	BMIX	Pink Open Market, a marketplace of OTC Markets Group

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2020, the registrant had 1,060,944,228 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,099	$151,088
Taxes recoverable	17,719	22,853
Inventory	11,672	15,054
Deposits and advances	3,708	4,782
Total current assets	226,198	193,777
Property and equipment, net	123,343	172,802
Intangible assets, net	407,311	509,862
Equity investments	150,000	150,000
Total assets	$906,852	$1,026,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$678,066	$638,364
Convertible notes payable, net of debt discounts totaling $82,500 and $153,000, respectively	888,814	824,614
Loans payable	209,128	209,128
Related party notes and other payables, net of debt discounts totaling $15,431 and $96,270, respectively	570,077	482,250
Total current liabilities	2,346,085	2,154,356
Other noncurrent liabilities	152,540	192,729
Total liabilities	2,498,625	2,347,085

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.001 par value. 1,200,000,000 shares authorized; 1,030,599,388 and 1,132,435,380 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,030,599	1,132,435
Additional paid-in capital	47,854,444	47,724,570
Accumulated other comprehensive loss	(687,848)	(580,957)
Accumulated deficit	(51,566,026)	(51,043,408)
Total Brazil Minerals, Inc. stockholders' deficit	(3,368,830)	(2,767,359)
Non-controlling interest	1,777,057	1,446,715
Total stockholders' deficit	(1,591,773)	(1,320,644)
Total liabilities and stockholders' deficit	906,852	$1,026,441

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Revenue	$2,630	$4,793
Cost of revenue	29,233	43,237
Gross margin	(26,603)	(38,444)
Operating expenses:
Professional fees	46,070	32,922
General and administrative	157,403	107,705
Compensation and related costs	60,969	60,805
Stock based compensation	21,300	53,587
Total operating expenses	285,742	255,019
Loss from operations	(312,345)	(293,463)
Other expense (income):
Interest on promissory notes	52,414	34,853
Amortization of debt discounts and other fees	151,339	119,706
Loss on exchange of equity with related party	76,178	—
Total other expense (income)	279,931	154,559
Loss before provision for income taxes	(592,276)	(448,022)
Provision for income taxes	—	—
Net loss	(592,276)	(448,022)
Loss attributable to non-controlling interest	(69,658)	(43,571)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(522,618)	$(404,451)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$—	$—

Weighted-average number of common shares outstanding:
Basic and diluted	1,052,857,504	391,169,888

Comprehensive loss:
Net loss	$(592,276)	$(448,022)
Foreign currency translation adjustment	(106,891)	(2,534)
Comprehensive loss	(699,167)	(450,556)
Comprehensive loss attributable to noncontrolling interests	(69,658)	(43,571)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(629,509)	$(406,985)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

	Series A					Accumulated			Total
	Preferred				Additional	Other			Stockholders'
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	128,257,767	128,258	(67,771)	—	—	—	60,487
Stock based compensation	—	—	—	—	53,587	—	—	—	53,587
Change in foreign currency translation	—	—	—	—	—	(2,534)	—	—	(2,534)
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	95,219	95,219
Issuance of common stock purchase warrants in connection with sales of Jupiter Gold common stock	—	—	—	—	29,781	—	—	—	29,781
Net income (loss)	—	—	—	—	—	—	(404,451)	(43,571)	(448,022)

Balance, March 31, 2019	1	$1	460,518,411	$460,518	$46,787,061	$(568,639)	$(49,585,782)	$1,420,729	$(1,486,112)

	Series A					Accumulated			Total
	Preferred				Additional	Other			Stockholders'
	Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2019	1	$1	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)
Issuance of common stock in connection with sales made under private offerings	—	—	5,000,000	5,000	(5,000)	—	—	—	—
Issuance of common stock in exchange for consulting, professional and other services	—	—	5,666,594	5,667	333	—	—	—	6,000
Issuance of common stock in connection with share exchange agreement with related party	—	—	53,947,368	53,947	22,979	—	—	—	76,926
Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	—	—	200,000	200	80	—	—	—	280
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	33,350,046	33,350	(9,818)	—	—	—	23,532
Exchange of common stock for Jupiter Gold common stock	—	—	(200,000,000)	(200,000)	100,000	—	—	100,000	—
Stock based compensation	—	—	—	—	21,300	—	—	—	21,300
Change in foreign currency translation	—	—	—	—	—	(106,891)	—	—	(106,891)
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	300,000	300,000
Net income (loss)	—	—	—	—	—	—	(522,618)	(69,658)	(592,276)

Balance, March 31, 2020	1	$1	1,030,599,388	$1,030,599	$47,854,444	$(687,848)	$(51,566,026)	$1,777,057	$(1,591,773)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(592,276)	$(448,022)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	27,300	53,587
Amortization of debt discounts	151,339	119,706
Convertible debt issued in satisfaction of other financing costs	12,180	—
Loss on exchange of equity with a related party	76,926	—
Depreciation and amortization	13,746	17,881
Changes in operating assets and liabilities:
Accounts receivable	(9,366)	(119)
Accounts payable and accrued expenses	77,610	59,441
Accrued salary due to officer	48,250	57,750
Other noncurrent liabilities	3,644	2,912
Net cash provided by (used in) operating activities	(190,647)	(136,864)

Cash flows from investing activities:
Acquisition of capital assets	(788)	(79)
Increase in intangible assets	(13,516)	—
Net cash provided by (used in) investing activities	(14,304)	(79)

Cash flows from financing activities:
Loan from officer	(41,709)	(27,013)
Proceeds from sale of subsidiary common stock to noncontrolling interests	300,000	120,000
Proceeds from loans payable	—	42,000
Net cash provided by (used in) financing activities	258,291	134,987

Effect of exchange rates on cash and cash equivalents	(11,329)	5,178
Net increase (decrease) in cash and cash equivalents	42,011	3,222
Cash and cash equivalents at beginning of period	151,088	2,374
Cash and cash equivalents at end of period	$193,099	$5,596

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$23,532	$60,486
Shares issued in connection with relief of related party payable	$280	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020.

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of December 31, 2019, the Company has ownership of approximately 18.9% of the equity of Jupiter Gold. The Company has concluded that Jupiter Gold and its subsidiary Mineração Jupiter are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Jupiter Gold and Mineração Jupiter have been included in the Company's consolidated financial statements.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company's bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to $250,000 Brazilian Reais (translating into approximately $48,089 as of March 31, 2020).

Inventory

Inventory for the Company consists of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. At March 31, 2020 and December 31, 2019, inventory consisted primarily of rough ore stockpiled for further gold and diamonds recovery. During the three months ended March 31, 2020 and 2019, the Company did not record any write downs against the value of its inventory.

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

Right of use assets and lease liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use ("ROU") asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of March 31, 2020 and December 31, 2019, the Company did not recognize any impairment losses related to mineral properties held.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 470-20, Debt with Conversion and Other Options.

Applicable U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests in is considered a variable interest entity. The Company consolidates VIEs when it is the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company assesses whether any changes in the interest or relationship with the entity affect the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment under the equity method or cost method in accordance with the applicable U.S. GAAP.

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

Costs of Goods Sold

Included within costs of goods sold are the costs of cutting and polishing rough diamonds and costs of production such as diesel fuel, labor and transportation.

Stock-Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the cost of stock-based compensation arrangements based on the grant-date fair value and recognizes the cost in the financial statements at the time goods are received or over the period during which employees and non-employees are required to provide services. If the Company cannot estimate reliably the fair value of the goods and services received, the Company shall measure their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees and others providing similar services, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Stock-based compensation arrangements may include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes the Black-Scholes simulation model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of the Company’s stock price over a period equal to or greater than the expected life of the options.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of March 31, 2020 and December 31, 2019, the Company's deferred tax assets had a full valuation allowance.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of March 31, 2020, the Company's potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. If all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company's authorized, but unissued shares of common stock.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$2,766	$(574)	$2,192	$2,144	$(739)	$1,405
Machinery and equipment	348,260	(249,393)	98,867	435,659	(298,845)	136,814
Vehicles	127,367	(105,083)	22,284	164,275	(129,692)	34,583
Total fixed assets	$478,393	$(355,050)	$123,343	$602,078	$(429,276)	$172,802

For the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $13,746 and $17,881, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $407,311 and $509,862 at March 31, 2020 and December 31, 2019, respectively.

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

Under ASC 321-10, Investments – Equity Securities, the Company elected to use a measurement alternative for its equity investment that does not have a readily determinable fair value. As such, the Company measured its investment at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The Company has recognized the cost of its investment in Ares, which is a private company with no readily determinable fair value, at its cost of $150,000 and accounts for the investment as an equity investment without a readily determinable fair value. The Company owns less than 5% of the total shares outstanding of Ares Resources Corporation.

Accounts Payable and Accrued Liabilities

	March 31, 2020	December 31, 2019
Accounts payable and other accruals	$146,436	$141,916
Accrued interest	531,630	496,448
Total	$678,066	$638,364

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	727,314	733,614
Less: loan discounts	(82,500)	(153,000)
Total convertible notes, net	$888,814	$824,614

The following table sets forth a summary of change in our convertible notes payable for the three months ended March 31, 2020:

March 31, 2020
Beginning balance	$824,614
Amortization of debt discounts associated with convertible debt	70,500
Conversion of convertible note principal into common stock	(18,480)
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	12,180
Total convertible notes, net	$888,814

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of March 31, 2020, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of March 31, 2020, the Company has accrued interest payable totaling $402,309 in connection with this note.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of March 31, 2020, the outstanding principal balance on these notes total $178,094, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of March 31, 2020, the outstanding principal balance on these notes total $138,000, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of March 31, 2020, the outstanding principal balance on these notes total $129,220, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. As of March 31, 2020, the outstanding principal balance on these notes total $282,000, and the associated unamortized discounts totaled $82,500.

While many of these convertible notes are past their original maturity dates, the Company continues to maintains a favorable relationship and work with the lender with regard to financing its working capital needs.

As of March 31, 2020, the Company has accrued interest payable totaling $118,143 in connection with these variable convertible notes. During the three months ended March 31, 2020 and 2019, $70,500 and $8,299 of the discounts were amortized to interest expense, respectively.

During the three months ended March 31, 2020 and 2019, the Company issued 33,350,046 and 128,257,767 shares of common stock upon conversion of $23,532 and $60,487, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2020, the Company's convertible notes are convertible into an aggregate of approximately 1,212,189,583 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS PAYABLE

As of March 31, 2020 and December 31, 2019, the Company had $209,128 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. As of March 31, 2020, the Company has accrued interest payable totaling $11,179 in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of March 31, 2020 and December 31, 2019 amounted to $152,540 and $192,729, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of March 31, 2020, the Company had 1,200,000,000 common shares authorized with a par value of $0.001 per share.

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

Three Months Ended March 31, 2020 Transactions

During the three months ended March 31, 2020, the Company issued 5,000,000 shares of common stock to an accredited investor pursuant to a subscription agreement dated April 18, 2018 for which the funds were received in a prior period. The Company issued 5,666,594 shares of common stock to non-employees for services rendered. The Company issued 33,350,046 shares of common stock upon conversion of $23,532 in convertible notes payable and accrued interest.

Additionally, during the three months ended March 31, 2020, the Company exchanged 200,000,000 shares of common stock returned by an accredited investor for 150,000 shares of Jupiter Gold’s common stock held as an investment by the Company. The Company used the quoted fair value of each entity’s common stock on the dates of exchange to determine the exchange ratio.

See Note 8 – Related Party Transactions for additional disclosures of common stock issuances.

Three Months Ended March 31, 2019 Transactions

During the three months ended March 31, 2019, the Company issued 128,257,767 shares of common stock upon conversion of $60,487 in convertible notes payable and accrued interest.

Common Stock Options

During the three months ended March 31, 2020, the Company granted options to purchase an aggregate of 8,439,000 shares of common stock to non-management directors. The options were valued at $12,500 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which was $0.0013, expected dividend yield of 0.0%, historical volatility calculated as 221.07%, risk-free interest rate of 0.38%, and an expected term of 5 years.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Salary, retirement contributions and advances payable to related party	$18,765	$11,777

Convertible notes payable to related party	$566,743	$566,743
Less: loan discounts	(15,431)	(96,270)
Total convertible notes payable to related party, net	$551,312	$470,473

Total related party payables	$570,077	$482,250

As of March 31, 2020 and December 31, 2019, amounts payable to the Chief Executive Officer for accrued salaries, retirement contributions, and advances made net of any repayments included within related party payable were $585,508 and $578,520, respectively.

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of March 31, 2019, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of March 31, 2020, there were unamortized debt discounts of $15,431 related to this note.

BRAZIL MINERALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

Jupiter Gold Corporation

On February 12, 2020, the Company sold 900,000 shares of Jupiter Gold common stock that it held as an investment, 180,500 warrants to purchase up to 180,500 shares of Jupiter Gold common stock at $0.60 per share, and 50,000,000 warrants to purchase up to 50,000,000 shares of Brazil Minerals common stock at $0.0015 per share for gross proceeds of $250,000 to an accredited investor.

On February 14, 2020, the Company loaned $225,000 to Jupiter Gold in the form of a convertible promissory note. The note bears interest at 6.0% per annum and matures on December 31, 2023. As an inducement to enter into the transaction, the Company received 67,000 warrants to purchase up to 67,000 shares of Jupiter Gold common stock at a price of $0.60 per share. After any time after issuance, the note is convertible at the option of the holder at a rate of one share of Jupiter Gold common stock for each $0.60 of loan principal. On February 15, 2020, the Company converted the promissory note in return for 375,000 shares of Jupiter Gold common stock.

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

On March 11, 2020, the Company issued 53,947,368 shares of common stock to Lancaster Brazil Fund pursuant to an addendum to the share exchange agreement dated September 28, 2018. The Company recorded a loss on exchange of equity with a related party of $76,926 representing the fair value of the additional shares of common stock issued.

As of March 31, 2020 and December 31, 2019, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 9 – RISKS AND UNCERTAINTIES

In light of the SEC's Division of Corporate Finance Disclosure Guidance Topic Number 9, dated March 25, 2020, on the impact of COVID-19, the Company notes the following as of May 20, 2020:

•	The Company has not had any reports of COVID-19 among its workforce;

•	The Company has been able to continue local operations of the Company in Brazil as they are located in a rural area currently unaffected by any lockdown restrictions implemented elsewhere in Brazil;

•	Travel between the U.S. and Brazil has essentially ceased; this is mitigated by the use of live streaming video and other methods as needed;

•	Some exploratory research of some of the Company’s projects have been delayed as certain municipalities in Brazil have unilaterally restricted the entry of outside persons; these actions are being legally challenged by branches of the state administration and the Company is monitoring all new developments;

•	The Company has postponed any expenses which are not critical to it at the moment.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

We currently own mineral rights in Brazil for lithium, rare earths, titanium, cobalt, iron, manganese, nickel, gold, diamonds, precious gems, and industrial sand. Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold", OTC: JUPGF), and we owned approximately 18.88% of its common stock as of March 31, 2020.

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

The projects owned by Jupiter Gold are summarized in the table below. Jupiter Gold provides details of its properties in its Annual Report on Form 20-F filed with the SEC on April 30, 2020.

Jupiter Gold Project Name	Minerals	Location (state in Brazil)	Total Area (acres)	Status
Alpha	Gold	Minas Gerais	28,167	Research Exploration
Brotas	Gold, Palladium, Platinum	Bahia	9,578	Research Exploration
Paracatu	Gold	Minas Gerais	733	Research Exploration
Apuí	Gold	Amazonas	69,330	Research Exploration
Serrita	Gold	Pernambuco	13,731	Research Exploration
Crixás	Gold	Goiás	3,068	Research Exploration
Cavalcante	Gold	Goiás	4,771	Research Exploration
Alta Floresta	Gold	Mato Grosso	24,610	Research Planning
Diamantina	Iron, Manganese	Minas Gerais	233	Research Exploration

Results of Operations

The Three Months Ended March 31, 2020 Compared to the Three Months ended March 31, 2019

Revenue for the three months ended March 31, 2020 totaled $2,630, compared to revenue of $4,793 during the three months ended March 31, 2019 representing a decrease of 45.1%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the three months ended March 31, 2020 totaled $29,233, as compared to cost of goods sold of $43,237 during the three months ended March 31, 2019 representing a decrease of 32.4%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to the Company’s exploratory efforts and the risks and uncertainties surrounding COVID-19.

Gross loss for the three months ended March 31, 2020 totaled $26,603, compared to gross loss of $38,444 during the three months ended March 31, 2019 representing an improvement of 30.8%.

Operating expenses for the three months ended March 31, 2020 totaled $285,742, compared to operating expenses of $255,019 during the three months ended March 31, 2019 representing an increase of 12.1%. The increase was mostly due to higher professional fees and general and administrative expenses related to public company costs and increased financing efforts.

Other expenses for the three months ended March 31, 2020 totaled $279,931, compared to other expenses of $154,559 during the three months ended March 31, 2019 representing an increase of 81.1%. The Company realized an increase in the amortization of debt discounts and interest expense on promissory notes period over period. Additionally, the Company recorded a $76,178 loss due to a fair market value adjustment provision included in a share exchange agreement with a related party.

As a result, we incurred a net loss attributable to our stockholders of $522,618, or $0.00 per share, for the three months ended March 31, 2020, compared to a net loss attributable to our stockholders of $404,451, or $0.00 per share, during the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $193,099 and a working capital deficit of $2,119,887.

Net cash used in operating activities totaled $190,647 for the three months ended March 31, 2020, compared to net cash used of $136,864 during the three months ended March 31, 2019 representing an increase in cash used of $53,783 or 39.3%. Net cash used in investing activities totaled $14,304 for the three months ended March 31, 2020, compared to net cash used of $79 during the three months ended March 31, 2019 representing an increase in cash used of $14,225. Net cash provided by financing activities totaled $258,291 for the three months ended March 31, 2020, compared to $134,987 during the three months ended March 31, 2019 representing an increase in cash provided of $123,304 or 91.4%.

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity and the equity of one of our subsidiaries. Our ability to continue as a going concern is dependent upon our capability to generate cash flows from operations and successfully raise new capital through debt issuances and sales of our equity. We believe that we will be successful in the execution of our initiatives, but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2020, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2020. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were not effective for the reasons described in Item 4(b), but we intend to make them effective by the actions described in Item 4(b).

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of March 31, 2020.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2020 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2019 filed with the Securities and Exchange Commission on April 14, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we received from an institutional investor $250,000 in gross proceeds from the sale by Brazil Minerals, Inc. of common stock owned by us of our subsidiary Jupiter Gold and warrants to purchase our common stock.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRAZIL MINERALS, INC.

Date: May 20, 2020	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer