Form 10-Q
period 2020-06-30
Brazil Minerals, Inc.
filed 2020-08-19
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2020, the registrant had 1,409,321,701 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$327,358	$151,088
Accounts receivable	19,158	—
Taxes recoverable	16,821	22,853
Inventory	11,081	15,054
Deposits and advances	983	4,782
Total current assets	375,401	193,777
Property and equipment, net	106,064	172,802
Intangible assets, net	386,789	509,862
Equity investments	150,000	150,000
Total assets	$1,018,254	$1,026,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$653,888	$638,364
Convertible notes payable, net of debt discounts totaling $12,000 and $153,000, respectively	938,470	824,614
Loans payable	235,308	209,128
Related party notes and other payables, net of debt discounts totaling $0 and $96,270, respectively	684,731	482,250
Total current liabilities	2,512,397	2,154,356
Other noncurrent liabilities	148,296	192,729
Total liabilities	2,660,693	2,347,085

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.001 par value. 1,550,000,000 shares authorized; 1,387,463,317 and 1,132,435,380 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,387,463	1,132,435
Additional paid-in capital	47,774,143	47,724,570
Accumulated other comprehensive loss	(772,084)	(580,957)
Accumulated deficit	(51,881,696)	(51,043,408)
Total Brazil Minerals, Inc. stockholders' deficit	(3,492,173)	(2,767,359)
Non-controlling interest	1,849,734	1,446,715
Total stockholders' deficit	(1,642,439)	(1,320,644)
Total liabilities and stockholders' deficit	1,018,254	$1,026,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$8,936	$5,172	$11,566	$9,965
Cost of revenue	30,664	52,041	59,897	95,278
Gross margin	(21,728)	(46,869)	(48,331)	(85,313)
Operating expenses:
Professional fees	28,225	68,644	74,295	101,566
General and administrative	110,873	89,391	268,276	197,096
Compensation and related costs	102,329	113,905	163,298	174,710
Stock based compensation	26,934	53,587	48,234	107,174
Total operating expenses	268,361	325,527	554,103	580,546
Loss from operations	(290,089)	(372,396)	(602,434)	(665,859)
Other expense (income):
Interest on promissory notes	125,879	41,612	178,293	76,465
Amortization of debt discounts and other fees	—	176,815	151,339	296,521
Extinguishment of debt	—	68,015	—	68,015
Other expense (income)	(638)	—	75,540	—
Total other expense (income)	125,241	286,442	405,172	441,001
Net loss	(415,330)	(658,838)	(1,007,606)	(1,106,860)
Loss attributable to non-controlling interest	(99,660)	(44,311)	(169,318)	(87,882)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(315,670)	$(614,527)	$(838,288)	$(1,018,978)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$—	$—	$—	$—

Weighted-average number of common shares outstanding:
Basic and diluted	1,107,338,095	719,632,306	1,073,824,015	556,308,452

Comprehensive loss:
Net loss	$(415,330)	$(658,838)	$(1,007,606)	$(1,106,860)
Foreign currency translation adjustment	(27,486)	9,139	(191,127)	6,605
Comprehensive loss	(442,816)	(649,699)	(1,198,733)	(1,100,255)
Comprehensive loss attributable to noncontrolling interests	(99,660)	(44,311)	(169,318)	(87,882)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(343,156)	$(605,388)	$(1,029,415)	$(1,012,373)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2020 and 2019

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2019	1	$1	460,518,411	$460,518	$46,787,061	$(568,639)	$(49,585,782)	$1,420,729	$(1,486,112)

Issuance of common stock in connection with sales made under private offerings	—	—	223,584,906	223,585	(111,085)	—	—	—	112,500
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	181,909,995	181,910	(117,710)	—	—	—	64,200
Issuance of common stock options in lieu of cash for extinguishment of convertible notes with related party	—	—	—	—	270,254	—	—	—	270,254
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	323,355	—	—	—	323,355
Stock based compensation	—	—	—	—	53,587	—	—	—	53,587
Change in foreign currency translation	—	—	—	—	—	9,139	—	—	9,139
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	7,224	7,224
Issuance of common stock purchase warrants in connection with sales of Jupiter Gold common stock	—	—	—	—	2,776	—	—	—	2,776
Net income (loss)	—	—	—	—	—	—	(614,527)	(44,311)	(658,838)

Balance, June 30, 2019	1	$1	866,013,312	$866,013	$47,208,238	$(559,500)	$(50,200,309)	$1,383,642	$(1,301,915)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2020	1	$1	1,030,599,388	$1,030,599	$47,854,444	$(744,598)	$(51,566,026)	$1,833,807	$(1,591,773)

Issuance of common stock in connection with sales made under private offerings	—	—	290,000,000	290,000	(70,000)	—	—	—	220,000
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	66,863,929	66,864	(37,235)	—	—	—	29,629
Stock based compensation	—	—	—	—	26,934	—	—	—	26,934
Change in foreign currency translation	—	—	—	—	—	(27,486)	—	15,587	(11,899)
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	100,000	100,000
Net income (loss)	—	—	—	—	—	—	(315,670)	(99,660)	(415,330)

Balance, June 30, 2020	1	$1	1,387,463,317	$1,387,463	$47,774,143	$(772,084)	$(51,881,696)	$1,849,734	$(1,642,439)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

Issuance of common stock in connection with sales made under private offerings	—	—	223,584,906	223,585	(111,085)	—	—	—	112,500
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	310,167,762	310,168	(185,481)	—	—	—	124,687
Issuance of common stock options in lieu of cash for extinguishment of convertible notes with related party	—	—	—	—	270,254	—	—	—	270,254
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	323,355	—	—	—	323,355
Stock based compensation	—	—	—	—	107,174	—	—	—	107,174
Change in foreign currency translation	—	—	—	—	—	6,605	—	—	6,605
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	102,443	102,443
Issuance of common stock purchase warrants in connection with sales of Jupiter Gold common stock	—	—	—	—	32,557	—	—	—	32,557
Net income (loss)	—	—	—	—	—	—	(1,018,978)	(87,882)	(1,106,860)

Balance, June 30, 2019	1	$1	866,013,312	$866,013	$47,208,238	$(559,500)	$(50,200,309)	$1,383,642	$(1,301,915)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2019	1	$1	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)

Issuance of common stock in connection with sales made under private offerings	—	—	295,000,000	295,000	(75,000)	—	—	—	220,000
Issuance of common stock in exchange for consulting, professional and other services	—	—	5,666,594	5,667	333	—	—	—	6,000
Issuance of common stock in connection with share exchange agreement with related party	—	—	53,947,368	53,947	22,979	—	—	—	76,926
Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	—	—	200,000	200	80	—	—	—	280
Conversion of convertible debenture(s) and other indebtedness into common stock	—	—	100,213,975	100,214	(47,053)	—	—	—	53,161
Exchange of common stock for Jupiter Gold common stock	—	—	(200,000,000)	(200,000)	100,000	—	—	100,000	—
Recognition of beneficial conversion features related to Stock based compensation	—	—	—	—	48,234	—	—	—	48,234
Change in foreign currency translation	—	—	—	—	—	(191,127)	—	72,337	(118,790)
Sale of Jupiter Gold common stock in connection with equity offerings	—	—	—	—	—	—	—	400,000	400,000
Net income (loss)	—	—	—	—	—	—	(838,288)	(169,318)	(1,007,606)

Balance, June 30, 2020	1	$1	1,387,463,317	$1,387,463	$47,774,143	$(772,084)	$(51,881,696)	$1,849,734	$(1,642,439)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(1,007,606)	$(1,106,860)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	54,234	107,174
Amortization of debt discounts	237,270	296,521
Common stock issued in satisfaction of other financing costs	—	5,450
Convertible debt issued in satisfaction of other financing costs	14,264	—
Loss on share exchange agreement with related party	76,926	—
Loss on extinguishment of debt	—	68,015
Depreciation and amortization	25,122	37,041
Changes in operating assets and liabilities:
Accounts receivable	(32,099)	242
Deposits and advances	2,860	(1,323)
Accounts payable and accrued expenses	61,633	98,264
Accrued salary due to officer	99,393	115,500
Other noncurrent liabilities	7,252	5,653
Net cash provided by (used in) operating activities	(460,751)	(374,323)

Cash flows from investing activities:
Purchase of fixed assets	(788)	(78)
Increase in intangible assets	(12,350)	—
Net cash provided by (used in) investing activities	(13,138)	(78)

Cash flows from financing activities:
Loans from (repayments to) officer	(40,670)	(16,706)
Net proceeds from sale of common stock	220,000	112,500
Proceeds from sale of subsidiary common stock to noncontrolling interests	400,000	135,000
Proceeds from loans payable	26,180	150,280
Net cash provided by (used in) financing activities	605,510	381,074

Effect of exchange rates on cash and cash equivalents	44,649	497
Net increase (decrease) in cash and cash equivalents	176,270	7,170
Cash and cash equivalents at beginning of period	151,088	2,374
Cash and cash equivalents at end of period	$327,358	$9,544

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock options	$—	$202,240
Shares issued in connection with conversion of debt and accrued interest	$53,160	$124,686
Shares issued in connection with relief of related party payable	$280	$—
Conversion of related party payables into convertible notes payable	$—	$323,355
Discount for beneficial conversion features on convertible notes	$—	$323,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 and 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020.

The condensed consolidated financial statements include the accounts of the Company and its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIXP"), which includes the accounts of BMIXP's wholly-owned subsidiary, Mineração Duas Barras Ltda. ("MDB").

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

On July 27, 2016, upon approval by its Board of Directors, the Company sold a 99.99% equity interest in Mineração Jupiter Ltda to Jupiter Gold Corporation ("Jupiter Gold"), a newly created company, in exchange for 4,000,000 shares of the common stock of Jupiter Gold. On December 16, 2016, the Securities and Exchange Commission ("SEC") declared effective a Registration Statement filed by JGC for the sale of shares in a public offering in the U.S. As of June 30, 2020, the Company has ownership of approximately 10.9% of the equity of Jupiter Gold. The Company has concluded that Jupiter Gold and its subsidiary Mineração Jupiter are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Jupiter Gold and Mineração Jupiter have been included in the Company's consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has limited working capital, has incurred losses in each of the past two years, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$2,737	$(544)	$2,193	$2,144	$(739)	$1,405
Machinery and equipment	332,987	(245,971)	87,016	435,659	(298,845)	136,814
Vehicles	120,917	(104,062)	16,855	164,275	(129,692)	34,583
Total fixed assets	$456,641	$(350,577)	$106,064	$602,078	$(429,276)	$172,802

For the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $25,122 and $37,041, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $386,789 and $509,862 at June 30, 2020 and December 31, 2019, respectively.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Liabilities

	June 30, 2020	December 31, 2019
Accounts payable and other accruals	$91,095	$141,916
Accrued interest	562,793	496,448
Total	$653,888	$638,364

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	706,470	733,614
Less: loan discounts	(12,000)	(153,000)
Total convertible notes, net	$938,470	$824,614

The following table sets forth a summary of change in our convertible notes payable for the six months ended June 30, 2020:

June 30, 2020
Beginning balance	$824,614
Amortization of debt discounts associated with convertible debt	141,000
Conversion of convertible note principal into common stock	(41,408)
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	14,264
Total convertible notes, net	$938,470

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of June 30, 2020, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of June 30, 2020, the Company has accrued interest payable totaling $420,609 in connection with this note.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of June 30, 2020, the outstanding principal balance on these notes total $157,250, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of June 30, 2020, the outstanding principal balance on these notes total $138,000, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of June 30, 2020, the outstanding principal balance on these notes total $129,220, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. As of June 30, 2020, the outstanding principal balance on these notes total $282,000, and the associated unamortized discounts totaled $12,000.

While many of these convertible notes are past their original maturity dates, the Company continues to maintain a favorable relationship and work with the lender with regard to financing its working capital needs.

As of June 30, 2020, the Company has accrued interest payable totaling $126,422 in connection with these variable convertible notes. During the six months ended June 30, 2020 and 2019, $141,000 and $8,299 of the discounts were amortized to interest expense, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued 100,213,975 and 181,909,995 shares of common stock upon conversion of $53,160 and $64,200, respectively, in notes payable and accrued interest.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2020, the Company's convertible notes are convertible into an aggregate of approximately 1,766,175,000 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

As of June 30, 2020, the Company had $235,308 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. As of June 30, 2020, the Company has accrued interest payable totaling $15,763 in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of June 30, 2020 and December 31, 2019 amounted to $148,296 and $192,729, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of June 30, 2020, the Company had 1,200,000,000 common shares authorized with a par value of $0.001 per share.

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

Six Months Ended June 30, 2020 Transactions

During the six months ended June 30, 2020, the Company received $220,000 in gross proceeds from the sale of 290,000,000 shares of its common stock to accredited investors. Additionally, the Company issued 5,000,000 shares of common stock to an accredited investor pursuant to a subscription agreement dated April 18, 2018 for which the funds were received in a prior period.

During the six months ended June 30, 2020, the Company issued 5,666,594 shares of common stock to non-employees for services rendered. Additionally, the Company issued 100,213,975 shares of common stock upon conversion of $53,161 in convertible notes payable and accrued interest.

During the six months ended June 30, 2020, the Company exchanged 200,000,000 shares of common stock returned by an accredited investor for 150,000 shares of Jupiter Gold’s common stock held as an investment by the Company. The Company used the quoted fair value of each entity’s common stock on the dates of exchange to determine the exchange ratio.

See Note 8 – Related Party Transactions for additional disclosures of common stock issuances.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2019 Transactions

During the six months ended June 30, 2019, the Company received $130,000 in gross proceeds from the sale of units consisting of common stock of its subsidiary, Jupiter Gold Corporation, and warrants to purchase the Company’s common stock to accredited investors. In aggregate, the securities the Company sold were 104,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 52,000,000 shares of Brazil Minerals at $0.0012 per share.

Additionally, the Company received $112,500 in gross proceeds from the sale of 223,584,906 shares of its common stock to accredited investors.

During the six months ended June 30, 2019, the Company issued 310,167,762 shares of common stock upon conversion of $124,687 in convertible notes payable and accrued interest, respectively.

Common Stock Options

During the six months ended June 30, 2020, the Company granted options to purchase an aggregate of 19,885,500 shares of common stock to non-management directors. The options were valued at $25,000 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged between $0.0011 and $0.0013, expected dividend yield of 0.0%, historical volatility calculated between 219.72% and 221.07%, risk-free interest rate between 0.29% and 0.38%, and an expected term of 5 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Salary, retirement contributions and advances payable to related party	$117,988	$11,777

Convertible notes payable to related party	$566,743	$566,743
Less: loan discounts	—	(96,270)
Total convertible notes payable to related party, net	$566,743	$470,473

Total related party payables	$684,731	$482,250

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2020, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2020, all debt discounts related to this note were fully amortized.

On March 11, 2020, the Company issued 200,000 shares of its common stock with a fair value of $280, or $0.0014 per share, to its Chief Executive Officer in lieu of cash for loans payable and other accrued obligations.

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

As of June 30, 2020, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RISKS AND UNCERTAINTIES

COVID-19

In light of the SEC's Division of Corporate Finance Disclosure Guidance Topic Number 9, dated March 25, 2020, on the impact of COVID-19, the Company notes the following as of August 19, 2020:

·	The Company has not had any reports of COVID-19 among its workforce;

·	The Company has been able to continue local operations of the Company in Brazil as they are located in a rural area currently unaffected by any lockdown restrictions implemented elsewhere in Brazil;

·	Travel between the U.S. and Brazil has essentially ceased; this is mitigated by the use of live streaming video and other methods as needed;

·	Some exploratory research of some of the Company’s projects have been delayed as certain municipalities in Brazil have unilaterally restricted the entry of outside persons; these actions are being legally challenged by branches of the state administration and the Company is monitoring all new developments;

·	The Company has postponed any expenses which are not critical to it at the moment.

Currency Risk

The Company operates primarily in Brazil which exposes it to currency risks. The Company’s business activities may generate intercompany receivables or payables that are in a currency other than the functional currency of the entity. Changes in exchange rates from the time the activity occurs to the time payments are made may result in the Company receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

The Company’s condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. The Company’s foreign subsidiaries translate their financial results from the local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries’ balance sheets in agreement.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except for the following:

On July 16, 2020, the number of authorized shares of common stock of the Company was increased to 1,550,000,000.

On August, 10, 2020, Jupiter Gold’s common stock moved up from OTCPink and began trading on OTCQB.

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

We currently own mineral rights in Brazil for lithium, rare earths, titanium, cobalt, iron, manganese, nickel, gold, diamonds, precious gems, and industrial sand. Our first equity holdings from our exploration project generation strategy is Jupiter Gold Corporation ("Jupiter Gold", OTC: JUPGF).

Our mineral properties are listed in the following table and summarized below.

Primary Mineral	Other Minerals	Location (state in Brazil)	Total Area (acres)	Status
Diamonds, Gold	Sand (industrial)	Minas Gerais	28,794	Mining (selected areas), Pre-Mining & Research Exploration
Lithium	Aquamarine, Beryl, Tourmaline, Granite, Feldspar	Minas Gerais	17,487	Research Exploration
Rare Earths		Goiás, Tocantins	11,001	Research Exploration
Nickel	Cobalt, Copper	Goiás	4,991	Research Exploration
Titanium		Minas Gerais	21,253	Research Planning
Iron		Minas Gerais	4,484	Research Planning

The projects owned by Jupiter Gold are summarized in the table below.

Jupiter Gold Project Name	Minerals	Location (state in Brazil)	Total Area (acres)	Status
Alpha	Gold	Minas Gerais	28,167	Research Exploration
Brotas	Gold, Palladium, Platinum	Bahia	9,578	Research Exploration
Paracatu	Gold	Minas Gerais	733	Research Exploration
Apuí	Gold	Amazonas	69,330	Research Exploration
Serrita	Gold	Pernambuco	13,731	Research Exploration
Crixás	Gold	Goiás	3,068	Research Exploration
Cavalcante	Gold	Goiás	4,771	Research Exploration
Alta Floresta	Gold	Mato Grosso	24,610	Research Exploration
Diamantina	Iron, Manganese	Minas Gerais	233	Research Exploration

Results of Operations

The Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue for the three months ended June 30, 2020 totaled $8,936, compared to revenue of $5,172 during the three months ended June 30, 2019 representing an increase of 72.8%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the three months ended June 30, 2020 totaled $30,664, as compared to cost of goods sold of $52,041 during the three months ended June 30, 2019 representing a decrease of 41.1%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced costs resulting from more efficient mining activities and the risks and uncertainties surrounding COVID-19.

Gross loss for the three months ended June 30, 2020 totaled $21,728, compared to gross loss of $46,869 during the three months ended June 30, 2019 representing a decrease of 53.6%.

Operating expenses for the three months ended June 30, 2020 totaled $268,361, compared to operating expenses of $325,527 during the three months ended June 30, 2019 representing a decrease of 17.6%. The decrease was mostly due to lower levels of professional fees and stock-based compensation.

Other expenses for the three months ended June 30, 2020 totaled $125,879, compared to other expenses of $286,442 during the three months ended June 30, 2019 representing a decrease of 56.3%. The decrease was primarily the result of lower amortization of debt discounts.

As a result, we incurred a net loss attributable to our stockholders of $315,670, or $0.00 per share, for the three months ended June 30, 2020, compared to a net loss attributable to our stockholders of $614,527, or $0.00 per share, during the three months ended June 30, 2019.

The Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Cost of goods sold for the six months ended June 30, 2020 totaled $59,897, as compared to cost of goods sold of $95,278 during the six months ended June 30, 2019 representing a decrease of 37.1%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced costs resulting from more efficient mining activities and the risks and uncertainties surrounding COVID-19.

Gross loss for the six months ended June 30, 2020 totaled $48,331, compared to gross loss of $85,313 during the six months ended June 30, 2019 representing a decrease of 43.4%.

Operating expenses for the six months ended June 30, 2020 totaled $554,103, compared to operating expenses of $580,546 during the six months ended June 30, 2019 representing a decrease of 17.6%. The decrease was mostly due to lower levels of professional fees and stock-based compensation.

Other expenses for the six months ended June 30, 2020 totaled $405,172, compared to other expenses of $441,001 during the six months ended June 30, 2019 representing a decrease of 8.1%. The decrease was primarily the result of lower amortization of debt discounts. During the six months ended June 30, 2020, the Company recorded a $76,178 loss due to a fair market value adjustment provision included in a share exchange agreement with a related party.

As a result, we incurred a net loss attributable to our stockholders of $838,288, or $0.00 per share, for the six months ended June 30, 2020, compared to a net loss attributable to our stockholders of $1,018,978, or $0.00 per share, during the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $327,358 and a working capital deficit of $2,136,996.

Net cash used in operating activities totaled $460,751 for the six months ended June 30, 2020, compared to net cash used of $374,323 during the six months ended June 30, 2019 representing an increase in cash used of $86,428 or 23.1%. Net cash used in investing activities totaled $13,138 for the six months ended June 30, 2020, compared to net cash used of $78 during the six months ended June 30, 2019 representing an increase in cash used of $13,060. Net cash provided by financing activities totaled $605,510 for the six months ended June 30, 2020, compared to $381,074 during the six months ended June 30, 2019 representing an increase in cash provided of $224,436 or 58.9%.

We have limited working capital, have historically incurred net operating losses, and have not yet received material revenues from the sale of products or services. These factors create substantial doubt about our ability to continue as a going concern.

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

Currency Risk

We operate primarily in Brazil which exposes us to currency risks. Our business activities may generate intercompany receivables or payables that are in a currency other than the functional currency of the entity. Changes in exchange rates from the time the activity occurs to the time payments are made may result in it receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

Our condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from the local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries’ balance sheets in agreement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2020, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2020. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of June 30, 2020.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2020 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2020, we received from four investors an aggregate of $200,000 in gross proceeds from the sale by Brazil Minerals, Inc. of its common stock.

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

BRAZIL MINERALS, INC.

Date: August 19, 2020	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer