Form 10-Q
period 2020-09-30
Brazil Minerals, Inc.
filed 2020-11-20
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2020, the registrant had 1,513,161,768 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$283,991	$151,088
Accounts receivable	18,223	—
Taxes recoverable	16,331	22,853
Inventory	10,757	15,054
Deposits and advances	954	4,782
Total current assets	330,256	193,777
Property and equipment, net	98,484	172,802
Intangible assets, net	375,555	509,862
Equity investments	150,000	150,000
Total assets	$954,295	$1,026,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$676,108	$638,364
Convertible notes payable, net of debt discounts totaling $0 and $153,000, respectively	911,845	824,614
Loans payable	235,308	209,128
Related party notes and other payables, net of debt discounts totaling $0 and $96,270, respectively	732,578	482,250
Total current liabilities	2,555,839	2,154,356
Other noncurrent liabilities	143,627	192,729
Total liabilities	2,699,466	2,347,085

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.001 par value. 1,550,000,000 shares authorized; 1,459,768,851 and 1,132,435,380 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,459,769	1,132,435
Additional paid-in capital	47,882,437	47,724,570
Accumulated other comprehensive loss	(816,062)	(580,957)
Accumulated deficit	(52,152,899)	(51,043,408)
Total Brazil Minerals, Inc. stockholders' deficit	(3,626,754)	(2,767,359)
Non-controlling interest	1,881,583	1,446,715
Total stockholders' deficit	(1,745,171)	(1,320,644)
Total liabilities and stockholders' deficit	$954,295	$1,026,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$10,688	$6,548	$22,254	$16,513
Cost of revenue	26,908	29,456	86,805	124,734
Gross loss	(16,220)	(22,908)	(64,551)	(108,221)
Operating expenses:
Professional fees	25,665	46,843	99,960	148,409
General and administrative	160,339	113,262	428,615	310,358
Compensation and related costs	91,723	64,914	255,021	239,624
Stock based compensation	25,684	32,724	73,918	139,898
Total operating expenses	303,411	257,743	857,514	838,289
Loss from operations	(319,631)	(280,651)	(922,065)	(946,510)
Other expense (income):
Interest on promissory notes	41,182	46,764	133,544	123,229
Amortization of debt discounts and other fees	12,000	139,339	249,270	435,860
Extinguishment of debt	—	—	—	68,015
Other expense (income)	(215)	(510)	75,325	(510)
Total other expense net	52,967	185,593	458,139	626,594
Net loss	(372,598)	(466,244)	(1,380,204)	(1,573,104)
Loss attributable to non-controlling interest	(101,395)	(46,712)	(270,713)	(134,594)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(271,203)	$(419,532)	$(1,109,491)	$(1,438,510)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$—	$—	$—	$—

Weighted-average number of common shares outstanding:
Basic and diluted	1,395,432,833	980,488,750	1,181,807,669	699,255,659

Comprehensive loss:
Net loss	$(372,598)	$(466,244)	$(1,380,204)	$(1,573,104)
Foreign currency translation adjustment	(35,734)	(54,360)	(154,524)	(47,755)
Comprehensive loss	(408,332)	(520,604)	(1,534,728)	(1,620,859)
Comprehensive loss attributable to noncontrolling interests	(93,151)	(46,712)	(190,132)	(134,594)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(315,181)	$(473,892)	$(1,344,596)	$(1,486,265)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Nine Months Ended September 30, 2020 and 2019

						Accumulated
					Additional	Other			Total
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
For the Three Months Ended September 30, 2019	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, June 30, 2019	1	$1	866,013,312	$866,013	$47,208,238	$(559,500)	$(50,200,309)	$1,383,642	$(1,301,915)

Issuance of common stock in connection with sales made
under private offerings	—	—	12,000,000	12,000	(1,000)	—	—	—	11,000
Issuance of common stock in connection with the exercise of
common stock options	—	—	51,000,000	51,000	(50,590)	—	—	—	410
Conversion of convertible debenture(s) and other indebtedness
into common stock	—	—	150,550,830	150,551	(85,788)	—	—	—	64,763
Recognition of beneficial conversion features related to
convertible debentures	—	—	—	—	276,000	—	—	—	276,000
Stock based compensation	—	—	—	—	32,724	—	—	—	32,724
Change in foreign currency translation	—	—	—	—	—	(54,360)	—	—	(54,360)
Sale of Jupiter Gold common stock in connection with
equity offerings	—	—	—	—	—	—	—	260,000	260,000
Net income (loss)	—	—	—	—	—	—	(419,532)	(46,712)	(466,244)

Balance, September 30, 2019	1	$1	1,079,564,142	$1,079,564	$47,379,584	$(613,860)	$(50,619,841)	$1,596,930	$(1,177,622)

						Accumulated
					Additional	Other			Total
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
For the Three Months Ended September 30, 2020	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, June 30, 2020	1	$1	1,199,963,317	$1,199,163	$47,961,643	$(772,084)	$(51,881,696)	$1,849,734	$(1,642,439)

Issuance of common stock in connection with sales made
under private offerings	—	—	125,000,000	125,000	(25,000)	—	—	—	100,000
Conversion of convertible debenture(s) and other indebtedness
into common stock	—	—	134,805,534	134,806	(79,890)	—	—	—	54,916
Stock based compensation	—	—	—	—	25,684	—	—	—	25,684
Change in foreign currency translation	—	—	—	—	—	(43,978)	—	8,244	(35,734)
Sale of Jupiter Gold common stock in connection with
equity offerings	—	—	—	—	—	—	—	125,000	125,000
Net income (loss)	—	—	—	—	—	—	(271,203)	(101,395)	(372,598)

Balance, September 30, 2020	1	$1	1,459,768,851	$1,459,769	$47,882,437	$(816,062)	$(52,152,899)	$1,881,583	$(1,745,171)
						Accumulated
					Additional	Other			Total
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
For the Nine Months Ended September 30, 2019	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2018	1	$1	332,260,644	$332,260	$46,771,464	$(566,105)	$(49,181,331)	$1,369,081	$(1,274,630)

Issuance of common stock in connection with sales made
under private offerings	—	—	235,584,906	235,585	(112,085)	—	—	—	123,500
Issuance of common stock in connection with the exercise of
common stock options	—	—	51,000,000	51,000	(50,590)	—	—	—	410
Conversion of convertible debenture(s) and other indebtedness
into common stock	—	—	460,718,592	460,719	(271,269)	—	—	—	189,450
Issuance of common stock options in lieu of cash for extinguishment of
convertible notes with related party	—	—	—	—	270,254	—	—	—	270,254
Recognition of beneficial conversion features related to
convertible debentures	—	—	—	—	599,355	—	—	—	599,355
Stock based compensation	—	—	—	—	139,898	—	—	—	139,898
Change in foreign currency translation	—	—	—	—	—	(47,755)	—	—	(47,755)
Sale of Jupiter Gold common stock in connection with
equity offerings	—	—	—	—	—	—	—	362,443	362,443
Issuance of common stock purchase warrants in connection with sales
of Jupiter Gold common stock	—	—	—	—	32,557	—	—	—	32,557
Net income (loss)	—	—	—	—	—	—	(1,438,510)	(134,594)	(1,573,104)

Balance, September 30, 2019	1	$1	1,079,564,142	$1,079,564	$47,379,584	$(613,860)	$(50,619,841)	$1,596,930	$(1,177,622)

						Accumulated
			Common		Additional	Other			Total
	Series A Preferred Stock		Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
For the Nine Months Ended September 30, 2020	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2019	1	$1	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)

Issuance of common stock in connection with sales made
under private offerings	—	—	232,500,000	232,500	87,500	—	—	—	320,000
Issuance of common stock in exchange for consulting, professional
and other services	—	—	5,666,594	5,667	333	—	—	—	6,000
Issuance of common stock in connection with share exchange
agreement with related party	—	—	53,947,368	53,947	22,979	—	—	—	76,926
Issuance of common stock to related parties in lieu of cash for
loans payable and other accrued obligations	—	—	200,000	200	80	—	—	—	280
Conversion of convertible debenture(s) and other indebtedness
into common stock	—	—	235,019,509	235,020	(126,943)	—	—	—	108,077
Exchange of common stock for Jupiter Gold common stock	—	—	(200,000,000)	(200,000)	100,000	—	—	100,000	—
Stock based compensation	—	—	—	—	73,918	—	—	—	73,918
Change in foreign currency translation	—	—	—	—	—	(235,105)	—	80,581	(154,524)
Sale of Jupiter Gold common stock in connection with
equity offerings	—	—	—	—	—	—	—	525,000	525,000
Net income (loss)	—	—	—	—	—	—	(1,109,491)	(270,713)	(1,380,204)

Balance, September 30, 2020	1	$1	1,459,768,851	$1,459,769	$47,694,937	$(816,062)	$(52,152,899)	$1,881,583	$(1,745,171)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(1,380,204)	$(1,573,104)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	79,918	139,898
Amortization of debt discounts	249,270	355,021
Convertible debt issued in satisfaction of other financing costs	18,402	13,406
Loss on share exchange agreement with related party	76,926	—
Loss on extinguishment of debt	—	68,015
Depreciation and amortization	29,393	43,665
Changes in operating assets and liabilities:
Accounts receivable	(30,612)	463
Deposits and advances	2,765	(1,250)
Accounts payable and accrued expenses	97,912	124,423
Accrued salary due to officer	147,643	115,500
Other noncurrent liabilities	6,631	6,307
Net cash provided by (used in) operating activities	(701,956)	(707,656)

Cash flows from investing activities:
Acquisition of capital assets	(788)	(74)
Increase in intangible assets	(11,940)	—
Net cash provided by (used in) investing activities	(12,728)	(74)

Cash flows from financing activities:
Loan from (repayment to) officer	(37,296)	49,816
Net proceeds from sale of common stock	320,000	123,910
Proceeds from sale of subsidiary common stock to noncontrolling interests	525,000	395,000
Proceeds from convertible notes payable	—	276,000
Proceeds from loans payable	26,180	169,100
Repayment of loans payable	—	(222,112)
Net cash provided by (used in) financing activities	833,884	791,714

Effect of exchange rates on cash and cash equivalents	13,703	(12,902)
Net increase (decrease) in cash and cash equivalents	132,903	71,082
Cash and cash equivalents at beginning of period	151,088	2,374
Cash and cash equivalents at end of period	$283,991	$73,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock options	$—	$202,240
Shares issued in connection with conversion of debt and accrued interest	$108,077	$189,449
Shares issued in connection with relief of related party payable	$280	$—
Conversion of related party payables into convertible notes payable	$—	$323,355
Discount for beneficial conversion features on convertible notes	$—	$276,000

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020.

The condensed consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. ("BMIXP"), which includes the accounts of BMIXP's wholly-owned subsidiary, Mineração Duas Barras Ltda. ("MDB"), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. ("RST"); its 99.99% owned subsidiary, Hercules Resources Corporation ("HRC"), which includes the accounts of HRC's wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. ("Hercules Brasil"); its 99.99% owned subsidiary, Mineração Apollo, Ltda.; and its 10.6% equity interest in Jupiter Gold Corporation ("Jupiter Gold"), which includes the accounts of Jupiter Gold's wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Jupiter Gold and its subsidiary Mineração Jupiter are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Jupiter Gold and Mineração Jupiter have been included in the Company's consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company is evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$2,720	$(528)	$2,192	$2,144	$(739)	$1,405
Machinery and equipment	324,626	(242,740)	81,886	435,659	(298,845)	136,814
Vehicles	117,387	(102,981)	14,406	164,275	(129,692)	34,583
Total fixed assets	$444,733	$(346,249)	$98,484	$602,078	$(429,276)	$172,802

For the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $29,393 and $43,665, respectively.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $375,555 and $509,862 at September 30, 2020 and December 31, 2019, respectively.

Equity Investments without Readily Determinable Fair Values

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation, a related party. The shares issued were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company's common stock on the date the agreement.

The Company has recognized the value of its investment in Ares, which is a private company with no readily determinable fair value, at its cost of $150,000 and accounts for the investment as an equity investment without a readily determinable fair value. The Company owns less than 5% of the total shares outstanding of Ares Resources Corporation.

Accounts Payable and Accrued Liabilities

	September 30, 2020	December 31, 2019
Accounts payable and other accruals	$88,423	$141,916
Accrued interest	587,685	496,448
Total	$676,108	$638,364

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible notes payable – fixed conversion price	$244,000	244,000
Convertible notes payable – variable conversion price	667,845	733,614
Less: loan discounts	—	(153,000)
Total convertible notes, net	$911,845	$824,614

The following table sets forth a summary of change in our convertible notes payable for the nine months ended September 30, 2020:

September 30, 2020
Beginning balance, December 31, 2019	$824,614
Amortization of debt discounts associated with convertible debt	153,000
Conversion of convertible note principal into common stock	(84,171)
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	18,402
Total convertible notes, net	$911,845

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of September 30, 2020, all warrants issued in connection with this note had expired.

The outstanding principal on the note was payable on March 31, 2015, which as of the date of these financial statements is past due and in technical default. The Company is in negotiations with the note holder to satisfy, amend the terms or otherwise resolve the obligation in default. No demand for payment has been made. As a result of the default, the interest rate on the note increased to 30% per annum. Interest was payable on September 30, 2014 and on the maturity date. As of September 30, 2020, the Company has accrued interest payable totaling $438,909 in connection with this note.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have original issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of September 30, 2020, the outstanding principal balance on these notes total $141,500, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. As of September 30, 2020, the outstanding principal balance on these notes total $115,125, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. As of September 30, 2020, the outstanding principal balance on these notes total $129,220, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company's common stock over the previous 20 days. In addition, each note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. As of September 30, 2020, the outstanding principal balance on these notes total $282,000, and all discounts were fully amortized.

While many of these convertible notes are past their original maturity dates, the Company continues to maintain a favorable relationship and work with the lender with regard to financing its working capital needs.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

As of September 30, 2020, the Company has accrued interest payable totaling $128,268 in connection with these variable convertible notes. During the nine months ended September 30, 2020 and 2019, $153,000 and $66,799 of the discounts were amortized to interest expense, respectively.

During the nine months ended September 30, 2020 and 2019, the Company issued 235,019,509 and 460,718,592 shares of common stock upon conversion of $108,077 and $ 166,401, respectively, in notes payable and accrued interest.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2020, the Company's convertible notes are convertible into an aggregate of approximately 1,669,612,500 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

As of September 30, 2020, the Company had $235,308 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. As of September 30, 2020, the Company has accrued interest payable totaling $20,508 in connection with these loans payable.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of September 30, 2020 and December 31, 2019 amounted to $143,627 and $192,729, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of September 30, 2020, the Company had 1,550,000,000 common shares authorized with a par value of $0.001 per share.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS' DEFICIT (CONTINUED)

Nine Months Ended September 30, 2020 Transactions

During the nine months ended September 30, 2020, the Company received $170,000 in gross proceeds from the sale of 227,500,000 shares of its common stock to accredited investors. Additionally, the Company received $150,000 in gross proceeds from the sale of 187,500,000 shares its of common stock; however, the Company has not issued these shares of common stock as there were not enough authorized shares available for issuance. The proceeds received from the unissued shares are recorded as additional paid-in capital. Furthermore, the Company issued 5,000,000 shares of common stock to an accredited investor pursuant to a subscription agreement dated April 18, 2018 for which the funds were received in a prior period.

During the nine months ended September 30, 2020, the Company issued 5,666,594 shares of common stock to non-employees for services rendered. Additionally, the Company issued 235,019,509 shares of common stock upon conversion of $108,077 in convertible notes payable and accrued interest.

During the nine months ended September 30, 2020, the Company exchanged 200,000,000 shares of common stock returned by an accredited investor for 150,000 shares of Jupiter Gold’s common stock held as an investment by the Company. The Company used the quoted fair value of each entity’s common stock on the dates of exchange to determine the exchange ratio.

See Note 8 – Related Party Transactions for additional disclosures of common stock issuances.

Nine Months Ended September 30, 2019 Transactions

During the nine months ended September 30, 2019, the Company received $265,000 in gross proceeds from the sale of units consisting of common stock of its subsidiary, Jupiter Gold Corporation, and warrants to purchase the Company’s common stock to accredited investors. In aggregate, the securities the Company sold were 212,000 shares of Jupiter Gold Corporation and two-year warrants to purchase a total of 106,000,000 shares of Brazil Minerals at $0.0012 per share.

Additionally, the Company received $123,500 in gross proceeds from the sale of 235,584,906 shares of its common stock to accredited investors.

During the nine months ended September 30, 2019, the Company issued 460,718,592 shares of common stock upon conversion of $189,450 in convertible notes payable and accrued interest, respectively.

Common Stock Options

During the nine months ended September 30, 2020, the Company granted options to purchase an aggregate of 33,926,500 shares of common stock to non-management directors. The options were valued at $37,500 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged between $0.0009 and $0.0013, expected dividend yield of 0.0%, historical volatility calculated between 215.54% and 221.07%, risk-free interest rate between 0.28% and 0.38%, and an expected term of 5 years.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices in Pasadena, California, U.S., and in the municipality of Olhos D'Agua, Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Salary, retirement contributions and advances payable to related party	$165,835	$11,777

Convertible notes payable to related party	$566,743	$566,743
Less: loan discounts	—	(96,270)
Total convertible notes payable to related party, net	$566,743	$470,473

Total related party payables	$732,578	$482,250

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2020, all discounts were fully amortized.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2020, all debt discounts related to this note were fully amortized.

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

Investment in Ares Resources Corporation's Common Stock

On October 2, 2017, the Company entered into a share exchange agreement with Ares Resources Corporation. Our chief executive officer also serves as an officer of Ares Resources Corporation, thus making it a related party under common ownership and control. Refer to “Note 2 – Composition of Certain Financial Statement Items” for additional information.

On March 11, 2020, the Company issued 53,947,368 shares of common stock to Lancaster Brazil Fund pursuant to an addendum to the share exchange agreement dated September 28, 2018. The Company recorded a loss on exchange of equity with a related party of $76,926 representing the fair value of the additional shares of common stock issued.

As of September 30, 2020, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements:

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

Results of Operations

The Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue for the three months ended September 30, 2020 totaled $10,688, compared to revenue of $6,548 during the three months ended September 30, 2019 representing an increase of 63.2%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the three months ended September 30, 2020 totaled $26,908, as compared to cost of goods sold of $29,456 during the three months ended September 30, 2019 representing a decrease of 8.7%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced costs resulting from more efficient mining activities and the risks and uncertainties surrounding COVID-19.

Gross loss for the three months ended September 30, 2020 totaled $16,220, compared to gross loss of $22,908 during the three months ended September 30, 2019 representing a decrease of 29.2%.

Operating expenses for the three months ended September 30, 2020 totaled $303,411, compared to operating expenses of $257,743 during the three months ended September 30, 2019 representing an increase of 17.7%. The increase was mostly due to higher levels of general and administrative expenses and compensation and related costs.

Other expenses for the three months ended September 30, 2020 totaled $52,967, compared to other expenses of $185,593 during the three months ended September 30, 2019 representing a decrease of 71.5%. The decrease was primarily the result of lower amortization of debt discounts.

As a result, we incurred a net loss attributable to our stockholders of $271,203, or $0.00 per share, for the three months ended September 30, 2020, compared to a net loss attributable to our stockholders of $419,532, or $0.00 per share, during the three months ended September 30, 2019.

The Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue for the nine months ended September 30, 2020 totaled $22,254, compared to revenue of $16,513 during the nine months ended September 30, 2019 representing an increase of 34.8%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the nine months ended September 30, 2020 totaled $86,805, as compared to cost of goods sold of $124,734 during the nine months ended September 30, 2019 representing a decrease of 30.4%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced costs resulting from more efficient mining activities and the risks and uncertainties surrounding COVID-19.

Gross loss for the nine months ended September 30, 2020 totaled $64,551, compared to gross loss of $108,221 during the nine months ended September 30, 2019 representing a decrease of 40.4%.

Operating expenses for the nine months ended September 30, 2020 totaled $857,514, compared to operating expenses of $838,289 during the nine months ended September 30, 2019 representing an increase of 2.3%. The increase was mostly due to higher levels of general and administrative expenses.

Other expenses for the nine months ended September 30, 2020 totaled $458,139, compared to other expenses of $626,594 during the nine months ended September 30, 2019 representing a decrease of 26.9%. The decrease was primarily the result of lower amortization of debt discounts. During the nine months ended September 30, 2020, the Company recorded a $76,926 loss due to a fair market value adjustment provision included in a share exchange agreement with a related party.

As a result, we incurred a net loss attributable to our stockholders of $1,109,491, or $0.00 per share, for the nine months ended September 30, 2020, compared to a net loss attributable to our stockholders of $1,438,510, or $0.00 per share, during the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $283,991 and a working capital deficit of $2,225,583.

Net cash used in operating activities totaled $701,956 for the nine months ended September 30, 2020, compared to net cash used of $707,656 during the nine months ended September 30, 2019 representing a decrease in cash used of $5,700 or 0.8%. Net cash used in investing activities totaled $12,728 for the nine months ended September 30, 2020, compared to net cash used of $74 during the nine months ended September 30, 2019 representing an increase in cash used of $12,654. Net cash provided by financing activities totaled $833,884 for the nine months ended September 30, 2020, compared to $791,714 during the nine months ended September 30, 2019 representing an increase in cash provided of $42,170 or 5.3%.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2020, it could negatively affect our financial position and liquidity and could result in our having understated our net loss. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the Securities and Exchange Commission on April 14, 2020.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2020. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2020 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(c)  Limitations of the Effectiveness of Internal Controls

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

During the three months ended September 30, 2020, we received from one investor $100,000 in gross proceeds from the sale by Brazil Minerals, Inc. of its common stock.

The above securities were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(a)(2) of the Securities Act by virtue of being offered without employing any means of general solicitation and issued to a purchaser which represented to us that he is an accredited investors and that he was acquiring the securities for investment and could bear the economic risk of the investment. The proceeds of the above described transaction was for use in the normal course of business of the Company.

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

BRAZIL MINERALS, INC.

Date: November 20, 2020	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer