Form 10-Q
period 2021-03-31
Brazil Minerals, Inc.
filed 2021-05-24
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2021, the registrant had 2,749,425,287 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$262,242	$253,598
Accounts receivable	9,273	20,106
Taxes recoverable	16,168	17,726
Inventory	10,650	11,676
Deposits and advances	1,145	2,039
Total current assets	299,478	305,145
Property and equipment, net	70,054	89,276
Intangible assets, net	1,275,781	407,467
Equity investments	150,000	150,000
Total assets	$1,795,313	$951,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,370,121	$652,119
Convertible notes payable	657,484	872,720
Loans payable	—	235,308
Related party notes and other payables	566,743	566,743
Total current liabilities	2,594,348	2,326,890
Other noncurrent liabilities	110,278	121,250
Total liabilities	2,704,626	2,448,140

Stockholders' deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Common stock, $0.001 par value. 3,250,000,000 shares authorized; 2,552,577,359 and 1,997,930,297 shares
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,552,577	1,997,930
Additional paid-in capital	48,553,298	47,489,116
Accumulated other comprehensive loss	(838,358)	(775,113)
Accumulated deficit	(52,901,093)	(52,185,071)
Total Brazil Minerals, Inc. stockholders' deficit	(2,633,575)	(3,473,137)
Non-controlling interest	1,724,262	1,976,885
Total stockholders' deficit	(909,313)	(1,496,252)
Total liabilities and stockholders' deficit	1,795,313	$951,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020

Revenue	$4,459	$2,630
Cost of revenue	22,989	29,233
Gross loss	(18,530)	(26,603)
Operating expenses:
Professional fees	82,291	46,070
General and administrative	273,051	157,403
Compensation and related costs	45,508	60,969
Stock based compensation	711,446	21,300
Total operating expenses	1,112,296	285,742
Loss from operations	(1,130,826)	(312,345)
Other expense (income):
Interest on promissory notes	64,750	52,414
Amortization of debt discounts and other fees	—	151,339
Loss on exchange of equity with related party	—	76,178
Other expense (income)	(208)	—
Total other expense (income)	64,542	279,931
Loss before provision for income taxes	(1,195,368)	(592,276)
Provision for income taxes	—	—
Net loss	(1,195,368)	(592,276)
Loss attributable to non-controlling interest	(479,346)	(69,658)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(716,022)	$(522,618)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$—	$—

Weighted-average number of common shares outstanding:
Basic and diluted	2,267,306,033	1,052,857,504

Comprehensive loss:
Net loss	$(1,195,368)	$(592,276)
Foreign currency translation adjustment	(36,367)	(106,891)
Comprehensive loss	(1,231,735)	(699,167)
Comprehensive loss attributable to noncontrolling interests	(452,468)	(69,658)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(779,267)	$(629,509)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

						Accumulated
					Additional	Other			Total
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Deficit

Balance, December 31, 2019	1	$1	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)

Issuance of common stock in connection with sales made
under private offerings	—	—	5,000,000	5,000	(5,000)	—	—	—	—
Issuance of common stock in exchange for consulting, professional
and other services	—	—	5,666,594	5,667	333	—	—	—	6,000
Issuance of common stock in connection with share exchange
agreement with related party	—	—	53,947,368	53,947	22,979	—	—	—	76,926
Issuance of common stock to related parties in lieu of cash for
loans payable and other accrued obligations	—	—	200,000	200	80	—	—	—	280
Conversion of convertible notes payable and other indebtedness
into common stock	—	—	33,350,046	33,350	(9,818)	—	—	—	23,532
Exchange of common stock for Jupiter Gold common stock	—	—	(200,000,000)	(200,000)	100,000	—	—	100,000	—
Stock based compensation	—	—	—	—	21,300	—	—	—	21,300
Change in foreign currency translation	—	—	—	—	—	(106,891)	—	—	(106,891)
Sale of Jupiter Gold common stock in connection with
equity offerings	—	—	—	—	—	—	—	300,000	300,000
Net loss	—	—	—	—	—	—	(522,618)	(69,658)	(592,276)

Balance, March 31, 2020	1	$1	1,030,599,388	$1,030,599	$47,854,444	$(687,848)	$(51,566,026)	$1,777,057	$(1,591,773)

						Accumulated
					Additional	Other			Total
	Series A Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Deficit

Balance, December 31, 2020	1	$1	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Issuance of common stock in connection with sales made
under private offerings	—	—	40,541,666	40,541	225,959	—	—	—	266,500
Issuance of common stock in connection with the exercise of
common stock options	—	—	131,675,682	131,676	(131,676)	—	—	—	—
Issuance of common stock in exchange for consulting, professional
and other services	—	—	—	—	—	—	—	31,845	31,845
Conversion of convertible notes payable and other indebtedness
into common stock	—	—	382,429,714	382,430	258,453	—	—	—	640,883
Stock based compensation	—	—	—	—	711,446	—	—	—	711,446
Change in foreign currency translation	—	—	—	—	—	(63,245)	—	26,878	(36,367)
Sale of Jupiter Gold common stock in connection with
equity offerings	—	—	—	—	—	—	—	118,000	118,000
Sale of Apollo Resources common stock in connection with
equity offerings	—	—	—	—	—	—	—	50,000	50,000
Net loss	—	—	—	—	—	—	(716,022)	(479,346)	(1,195,368)

Balance, March 31, 2021	1	$1	2,552,577,359	$2,552,577	$48,553,298	$(838,358)	$(52,901,093)	$1,724,262	$(909,313)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities of continuing operations:
Net loss	$(1,195,368)	$(592,276)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	743,291	27,300
Amortization of debt discounts	—	151,339
Convertible debt issued in satisfaction of other financing costs	40,836	12,180
Loss on share exchange agreement with related party	—	76,926
Depreciation and amortization	12,090	13,746
Changes in operating assets and liabilities:
Accounts receivable	(220,759)	(9,366)
Deposits and advances	752	—
Accounts payable and accrued expenses	1,108,200	77,610
Accrued salary due to officer	—	48,250
Other noncurrent liabilities	(331)	3,644
Net cash provided by (used in) operating activities	488,711	(190,647)

Cash flows from investing activities:
Acquisition of capital assets	—	(788)
Increase in intangible assets	(939,927)	(13,516)
Net cash used in investing activities	(939,927)	(14,304)

Cash flows from financing activities:
Repayment of loans from officer	(2,943)	(41,709)
Net proceeds from sale of common stock	266,500	—
Proceeds from sale of subsidiary common stock to noncontrolling interests	168,000	300,000
Proceeds from convertible notes payable	270,000	—
Repayment of loans payable	(235,308)	—
Net cash provided by financing activities	466,249	258,291

Effect of exchange rates on cash and cash equivalents	(6,389)	(11,329)
Net increase in cash and cash equivalents	8,644	42,011
Cash and cash equivalents at beginning of period	253,598	151,088
Cash and cash equivalents at end of period	$262,242	$193,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$8,568
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$640,883	$23,532
Shares issued in connection with relief of related party payable	$—	$280

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

The condensed consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. (“BMIXP”), which includes the accounts of BMIXP’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 30.1% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 10.0% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s condensed consolidated financial statements.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has limited working capital, has incurred losses in each of the past two years, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management's plan to fund its capital requirements and ongoing operations include the generation of revenue from its mining operations and projects. Management's secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company, or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company's property and equipment at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and office equipment	$3,830	$(1,573)	$2,257	$3,880	$(573)	$3,307
Machinery and equipment	321,864	(257,870)	63,994	348,376	(271,107)	77,269
Vehicles	116,220	(112,417)	3,803	127,416	(118,716)	8,700
Total fixed assets	$441,914	$(371,860)	$70,054	$479,672	$(390,396)	$89,276

For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $12,090 and $13,746, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $1,275,781 and $407,467 at March 31, 2021 and December 31, 2020, respectively.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	March 31, 2021	December 31, 2020
Accounts payable and other accruals	$1,161,257	$327,704
Accrued interest	208,864	324,415
Total	$1,370,121	$652,119

During the three months ended March 31, 2021, the Company acquired certain mineral (iron) rights for which approximately $834,000 remains payable.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Convertible notes payable – fixed conversion price	$197,124	244,000
Convertible notes payable – variable conversion price	460,360	628,720
Total convertible notes	$657,484	$872,720

The following table sets forth a summary of change in our convertible notes payable for the three months ended March 31, 2021:

March 31, 2021
Beginning balance	$872,720
Conversion of convertible note principal into common stock	(526,072)
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	40,836
Issuance of convertible notes payable	270,000
Total convertible notes	$657,484

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company's common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of March 31, 2021, all warrants issued in connection with this note had expired.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

On February 3, 2021, the Company issued 20,000,000 shares of common stock upon conversion of $80,000 in convertible notes payable and accrued interest. As of March 31, 2021, the balance of the note was $197,124 and the accrued interest payable totaled $142,062 in connection with this note.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. As of March 31, 2021, the outstanding principal balance on these notes total $115,500, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. During the three months ended March 31, 2021, the Company issued 182,872,798 shares of its common stock upon the conversion of $50,000 and $ 14,004, respectively, in note principal and accrued interest. As of March 31, 2021, the outstanding principal balance on these notes total $52,000, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. During the three months ended March 31, 2021, the Company issued 23,118,645 shares of its common stock upon the conversion of $118,996 and $27,496, respectively, in note principal and accrued interest. As of March 31, 2021, the outstanding principal balance on these notes total $22,860, and all discounts were fully amortized.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. During the three months ended March 31, 2021, the Company issued 156,438,271 shares of its common stock upon the conversion of $310,200 and $40,186, respectively, in note principal and accrued interest. As of March 31, 2021, the principal balance on these notes was $0, and all discounts were fully amortized.

While many of these convertible notes are past their original maturity dates, the Company continues to maintains a favorable relationship and work with the lender with regard to financing its working capital needs. As of March 31, 2020, the Company has accrued interest payable totaling $66,802 in connection with these variable convertible notes. During the three months ended March 31, 2021 and 2020, $0 and $70,500 of the discounts were amortized to interest expense, respectively.

Future Potential Dilution

Most of the Company's convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2021, the Company's convertible notes are convertible into an aggregate of approximately 14,938,261 shares of common stock. Due to the variable conversion prices on some of the Company's convertible notes, the number of common shares issuable is dependent upon the traded price of the Company's common stock.

NOTE 4 – LOANS PAYABLE

As of December 31, 2020, the Company had $235,308 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. In February 2021, the Company repaid the full principal balance of $235,308 and accrued interest of $24,654.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of March 31, 2021 and December 31, 2020 amounted to $110,278 and $121,250, respectively.

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized and Amendments

As of March 31, 2021, the Company had 3,250,000,000 common shares authorized with a par value of $0.001 per share.

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

Three Months Ended March 31, 2021 Transactions

During the three months ended March 31, 2021, the Company issued 40,541,666 shares of common stock for gross proceeds of $266,500 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 382,429,714 shares of common stock upon conversion of $640,883 in convertible notes payable and accrued interest. Lastly, during the three months ended March 31, 2021, the Company issued 131,675,682 shares of common stock upon the cashless exercise of 141,000,000 warrants.

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

Common Stock Options

During the three months ended March 31, 2021, the Company granted options to purchase an aggregate of 90,000,000 shares of common stock to officers and non-management directors. The options were valued at $369,768 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged from $0.0004 to $0.008, expected dividend yield of 0.0%, historical volatility calculated between 79.0% and 124.4%, risk-free interest rate ranging between 0.9% and 1.4%, and an expected term of 10 years.

The following table reflects all outstanding and exercisable options at March 31, 2021. All stock options immediately vest and are exercisable for a period of five to ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	119,917,140	$0.0025	3.6
Issued	90,000,000	0.0000	9.8
Exercised	(–)	–	–
Forfeited	(313,340)	–	–
Outstanding and Vested, March 31, 2021	209,603,800	$0.0014	6.2	$3,402,341

As of March 31, 2020, the Company had 209,603,800 common stock options outstanding with a weighted average life of 6.2 years at an average exercise price of $0.0014.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space as its principal executive offices in Pasadena, California for approximately $5,750 on a month-to-month basis. The Company also leases office space in the municipality of Olhos D’Agua, Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Convertible notes payable to related party	$566,743	$566,743

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company's common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note's conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of March 31, 2021, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of March 31, 2021, there were unamortized debt discounts of $15,431 related to this note.

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

During the three months ended March 31, 2021, Jupiter Gold granted options to purchase an aggregate of 105,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $124,549 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.95 to $1.45), expected dividend yield of 0%, historical volatility calculated at 97.3%, risk-free interest rate between a range of 0.92% to 1.41%, and an expected term between 5 and 10 years.

As of March 31, 2020, Jupiter Gold had 2,400,000 common stock options outstanding with a weighted average life of 2.6 years at an average exercise price of $0.96 and an aggregated intrinsic value of $686,909.

Apollo Resource Corporation

During the three months ended March 31, 2021, Apollo Resources granted options to purchase an aggregate of 105,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $217,129 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.10 to $4.00), expected dividend yield of 0%, historical volatility calculated at 49.2%, risk-free interest rate between a range of 0.68% to 1.41%, and an expected term between 5 and 10 years.

As of March 31, 2020, Jupiter Gold had 105,000 common stock options outstanding with a weighted average life of 9.7 years at an average exercise price of $0.01 and an aggregated intrinsic value of $419,030.

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

As of March 31, 2021, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

NOTE 9 – RISKS AND UNCERTAINTIES

In light of the SEC's Division of Corporate Finance Disclosure Guidance Topic Number 9, dated March 25, 2020, on the impact of COVID-19, the Company notes the following as of May 20, 2021:

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except for the following:

1) On April 9, 2021, GW Holdings Group, LLC converted approximately $270,000 in past-due convertible debt into 36,000,000 shares of our common stock.

2) On April 12, 2021, we filed with the Securities and Exchange Commission a Form 8-K disclosing the following change in our Bylaws: “The Corporation is prohibited from issuing to a third-party any convertible loan, note, or debt in which the conversion price decreases if the price of the common stock of the Corporation decreases.”

3) On March 10, 2021, we had sent to the Heather U. Baines and Lloyd McAdams AB Living Trust dated 8-1-2001 (the “Trust”) the required 60-day notice of redemption (the “Notice of Redemption”) of the Senior Secured Convertible Promissory Note dated January 8, 2014 from Brazil Minerals, Inc. to the order of the Trust (the “Promissory Note”). Based upon the date that the Notice of Redemption was given, we would have been entitled to repurchase the Promissory Note and extinguish it on May 9, 2021. On May 6, 2021, the Trust informed us of its decision to convert the outstanding principal and accrued interest of the Promissory Note into 86,246,479 of our common shares.

4) On May 6, 2021, we informed GW Holdings Group LLC (“GW”) of its intention to pay off the entire principal and accrued interest on a convertible note in the original principal amount of $270,000 (the “Convertible Note”). On May 7, 2021, we paid $276,391 to GW by wire transfer to complete the payoff.

After the transactions stated above in items 1, 3, and 4, we have no outstanding investor debt on our books.

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

Results of Operations

The Three Months Ended March 31, 2021 Compared to the Three Months ended March 31, 2020

Revenue for the three months ended March 31, 2021 totaled $4,459, compared to revenue of $2,630 during the three months ended March 31, 2020 representing an increase of 69.5%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the three months ended March 31, 2021 totaled $22,989, as compared to cost of goods sold of $29,233 during the three months ended March 31, 2020 representing a decrease of 21.4%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to the Company’s exploratory efforts and the risks and uncertainties surrounding COVID-19.

Gross loss for the three months ended March 31, 2021 totaled $18,530, compared to gross loss of $26,603 during the three months ended March 31, 2020 representing an improvement of 30.4%.

Operating expenses for the three months ended March 31, 2021 totaled $1,112,296, compared to operating expenses of $285,742 during the three months ended March 31, 2020 representing an increase of 289.3%. The increase was mostly due to general and administrative expenses related to public company costs and increased financing efforts and stock-based compensation from issuances of stock options to officers and directors.

Other expenses for the three months ended March 31, 2021 totaled $64,542, compared to other expenses of $279,931 during the three months ended March 31, 2020 representing a decrease of 76.9%. The Company did not record any amortization of debt discounts and realized a decrease in interest expense on promissory notes due to reduced debt levels during the period ended March 31, 2021. Additionally, the Company recorded a $76,178 loss due to a fair market value adjustment provision included in a share exchange agreement with a related party during the three months ended March 31, 2020.

As a result, we incurred a net loss attributable to our stockholders of $716,022, or $0.00 per share, for the three months ended March 31, 2021, compared to a net loss attributable to our stockholders of $522,618, or $0.00 per share, during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $262,242 and a working capital deficit of $2,294,870.

Net cash provided by operating activities totaled $488,711 for the three months ended March 31, 2021, compared to net cash used of $190,647 during the three months ended March 31, 2020 representing an increase in cash provided of $679,358 or 356.3%. Net cash used in investing activities totaled $939,927 for the three months ended March 31, 2021, compared to net cash used of $14,304 during the three months ended March 31, 2020 representing an increase in cash used of $925,623 or 6,854.2%. Net cash provided by financing activities totaled $466,249 for the three months ended March 31, 2021, compared to $258,291 during the three months ended March 31, 2020 representing an increase in cash provided of $207,958 or 80.5%.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2021. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "Commission"), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control—Integrated Framework (2013), he concluded that our internal control over financial reporting was effective as of March 31, 2021.

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

None material.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we received an aggregate of $191,500 in gross proceeds from the sale of our common stock to six persons.

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: May 24, 2021		Chief Executive Officer