Form 10-Q
period 2021-06-30
Brazil Minerals, Inc.
filed 2021-08-20
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

(833) 661-7900

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	BMIX	OTCQB

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2021, the registrant had 2,925,793,327 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$62,088	$253,598
Accounts receivable	801	20,106
Taxes recoverable	18,417	17,726
Inventory	12,132	11,676
Deposits and advances	3,835	2,039
Total current assets	97,273	305,145
Property and equipment, net	67,328	89,276
Intangible assets, net	1,452,952	407,467
Equity investments	150,000	150,000
Total assets	$1,767,553	$951,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,108,915	$652,119
Convertible notes payable	86,815	872,720
Loans payable	-	235,308
Related party notes and other payables	566,743	566,743
Total current liabilities	1,762,473	2,326,890
Other noncurrent liabilities	124,736	121,250
Total liabilities	1,887,209	2,448,140

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Common stock, $0.001 par value. 3,250,000,000 shares authorized; 2,925,793,327 and 1,997,930,297 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,925,793	1,997,930
Additional paid-in capital	49,932,050	47,489,116
Accumulated other comprehensive loss	(740,410)	(775,113)
Accumulated deficit	(53,727,767)	(52,185,071)
Total Brazil Minerals, Inc. stockholders’ deficit	(1,610,333)	(3,473,137)
Non-controlling interest	1,490,677	1,976,885
Total stockholders’ deficit	(119,656)	(1,496,252)
Total liabilities and stockholders’ deficit	1,767,553	$951,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$1,645	$8,936	$6,104	$11,566
Cost of revenue	24,105	30,664	47,094	59,897
Gross loss	(22,460)	(21,728)	(40,990)	(48,331)
Operating expenses:
Professional fees	19,506	28,225	101,797	74,295
General and administrative	260,106	110,873	533,157	268,276
Compensation and related costs	134,961	102,329	180,469	163,298
Stock based compensation	325,967	26,934	1,037,413	48,234
Total operating expenses	740,540	268,361	1,852,836	554,103
Loss from operations	(763,000)	(290,089)	(1,893,826)	(602,434)
Other expense (income):
Interest on promissory notes	96,493	125,879	161,243	178,293
Amortization of debt discounts and other fees	1,834	-	1,834	151,339
Extinguishment of debt	224,812	-	224,812	-
Other expense (income)	(7)	(638)	(215)	75,540
Total other expense (income)	323,132	125,241	387,674	405,172
Loss before provision for income taxes	(1,086,132)	(415,330)	(2,281,500)	(1,007,606)
Provision for income taxes	-	-	-	-
Net loss	(1,086,132)	(415,330)	(2,281,500)	(1,007,606)
Loss attributable to non-controlling interest	(259,458)	(99,660)	(738,804)	(169,318)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(826,674)	$(315,670)	$(1,542,696)	$(838,288)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$-	$-	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	2,513,196,303	1,107,338,095	2,513,196,303	1,073,824,015

Comprehensive loss:
Net loss	$(1,086,132)	$(415,330)	$(2,281,500)	$(1,007,606)
Foreign curreny translation adjustment	55,071	(84,236)	18,704	(191,127)
Comprehensive loss	(1,031,061)	(499,566)	(2,262,796)	(1,198,733)
Comprehensive loss attributable to noncontrolling interests	(302,335)	(99,660)	(754,803)	(169,318)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(728,726)	$(399,906)	$(1,507,993)	$(1,029,415)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended June 30, 2021 and 2020

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2020	1	$1	1,030,599,388	$1,030,599	$47,854,444	$(687,848)	$(51,566,026)	$1,777,057	$(1,591,773)

Issuance of common stock in connection with sales made under private offerings	-	-	290,000,000	290,000	(70,000)	-	-	-	220,000
Conversion of convertible notes and accrued interest payable into common stock	-	-	66,863,929	66,864	(37,235)	-	-	-	29,629
Stock based compensation	-	-	-	-	26,934	-	-	-	26,934
Change in foreign currency translation	-	-	-	-	-	(84,236)	-	72,337	(11,899)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	100,000	100,000
Net loss	-	-	-	-	-	-	(315,670)	(99,660)	(415,330)

Balance, June 30, 2020	1	$1	1,387,463,317	$1,387,463	$47,774,143	$(772,084)	$(51,881,696)	$1,849,734	$(1,642,439)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2021	1	$1	2,552,577,359	$2,552,577	$48,553,298	$(838,358)	$(52,901,093)	$1,724,262	$(909,313)

Issuance of common stock in connection with sales made under private offerings	-	-	69,591,306	69,592	330,558	-	-	-	400,150
Issuance of common stock in connection with the exercise of common stock options	-	-	181,378,183	181,378	(106,378)	-	-	68,750	143,750
Issuance of common stock warrants in connection with the issuance of convertible notes	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible notes and accrued interest payable into common stock	-	-	122,246,479	122,246	471,778	-	-	-	594,024
Stock based compensation	-	-	-	-	325,967	-	-	-	325,967
Change in foreign currency translation	-	-	-	-	-	97,948	-	(42,877)	55,071
Net loss	-	-	-	-	-	-	(826,674)	(259,458)	(1,086,132)

Balance, June 30, 2021	1	$1	2,925,793,327	$2,925,793	$49,932,050	$(740,410)	$(53,727,767)	$1,490,677	$(119,656)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2021 and 2020

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2019	1	$1	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)

Issuance of common stock in connection with sales made under private offerings	-	-	295,000,000	295,000	(75,000)	-	-	-	220,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	5,666,594	5,667	333	-	-	-	6,000
Issuance of common stock in connection with share exchange agreement with related party	-	-	53,947,368	53,947	22,979	-	-	-	76,926
Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	-	-	200,000	200	80	-	-	-	280
Conversion of convertible notes and accrued interest payable into common stock	-	-	100,213,975	100,214	(47,053)	-	-	-	53,161
Exchange of common stock for Jupiter Gold common stock	-	-	(200,000,000)	(200,000)	100,000	-	-	100,000	-
Stock based compensation	-	-	-	-	48,234	-	-	-	48,234
Change in foreign currency translation	-	-	-	-	-	(191,127)	-	72,337	(118,790)
Sale of Jupiter Gold common stock in connection with
equity offerings	-	-	-	-	-	-	-	400,000	400,000
Net loss	-	-	-	-	-	-	(838,288)	(169,318)	(1,007,606)

Balance, June 30, 2020	1	$1	1,387,463,317	$1,387,463	$47,774,143	$(772,084)	$(51,881,696)	$1,849,734	$(1,642,439)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2020	1	$1	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Issuance of common stock in connection with sales made under private offerings	-	-	110,132,972	110,133	556,517	-	-	-	666,650
Issuance of common stock in connection with sales made under private offerings	-	-	313,053,865	313,054	(238,054)	-	-	68,750	143,750
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	-	-	-	31,845	31,845
Issuance of common stock warrants in connection with the issuance of convertible notes	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible notes and accrued interest payable into common stock	-	-	504,676,193	504,676	730,231	-	-	-	1,234,907
Stock based compensation	-	-	-	-	1,037,413	-	-	-	1,037,413
Change in foreign currency translation	-	-	-	-	-	34,703	-	(15,999)	18,704
Sale of Jupiter Gold common stock in connection with
equity offerings	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with
equity offerings	-	-	-	-	-	-	-	50,000	50,000
Net income (loss)	-	-	-	-	-	-	(1,542,696)	(738,804)	(2,281,500)

Balance, June 30, 2021	1	$1	2,925,793,327	$2,925,793	$49,932,050	$(740,410)	$(53,727,767)	$1,490,677	$(119,656)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,281,500)	$(1,007,606)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	1,069,258	54,234
Amortization of debt discounts	1,834	237,270
Common stock issued in satisfaction of financing costs	91,996	-
Convertible debt issued in satisfaction of financing costs	37,212	14,264
Loss on share exchange agreement with related party	-	76,926
Loss on extinguishment of debt	224,812	-
Depreciation and amortization	23,608	25,122
Changes in operating assets and liabilities:
Accounts receivable	18,687	(32,099)
Deposits and advances	(1,611)	2,860
Accounts payable and accrued expenses	718,461	61,633
Accrued salary due to officer	-	99,393
Other noncurrent liabilities	(1,157)	7,252
Net cash used in operating activities	(98,400)	(460,751)

Cash flows from investing activities:
Acquisition of property and equipment	-	(788)
Acquisition of intangible assets	(957,758)	(12,350)
Net cash used in investing activities	(957,758)	(13,138)

Cash flows from financing activities:
Loan from officer	5,720	(40,670)
Net proceeds from sale of common stock	741,650	220,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	236,750	400,000
Proceeds from convertible notes payable	399,000	-
Proceeds from loans payable	-	26,180
Repayment of convertible notes payable	(270,000)	-
Repayment of loans payable	(235,308)	-
Net cash provided by (used in) financing activities	873,812	605,510

Effect of exchange rates on cash and cash equivalents	(9,164)	44,649
Net increase (decrease) in cash and cash equivalents	(191,510)	176,270
Cash and cash equivalents at beginning of period	253,598	151,088
Cash and cash equivalents at end of period	$62,088	$327,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$1,234,906	$53,160
Shares issued in connection with relief of related party payable	$-	$280
Common stock warrants issued in connection with convertible promissory notes	$40,019	$-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management’s plan to fund its capital requirements and ongoing operations include the generation of revenue from its mining operations and projects. Management’s secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company, or common stock in Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and office equipment	$3,903	$(1,646)	$2,257	$3,880	$(573)	$3,307
Machinery and equipment	360,145	(295,074)	65,296	348,376	(271,107)	77,269
Vehicles	132,386	(132,386)	–	127,416	(118,716)	8,700
Total fixed assets	$496,434	$(429,106)	$67,328	$479,672	$(390,396)	$89,276

For the three and six months ended June 30, 2021, the Company recorded depreciation expense of $11,518 and $23,608, respectively, and for the three and six months ended June 30, 2020, the Company recorded depreciation expense of $11,376 and $25,122, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $1,452,952 and $407,467 at June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

Accounts Payable and Accrued Liabilities

	June 30, 2021	December 31, 2020
Accounts payable and other accruals	$358,735	$327,704
Mineral rights payable	749,750	–
Accrued interest	430	324,415
Total	$1,108,915	$652,119

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of June 30, 2021 and December 31, 2020:

	June 30,2021	December 31, 2020
Convertible notes payable – fixed conversion price	$129,000	244,000
Convertible notes payable – variable conversion price	–	628,720
Discounts on convertible notes payable	(42,185)	–
Total convertible notes	$86,815	$872,720

The following table sets forth a summary of change in our convertible notes payable for the six months ended June 30, 2021:

Beginning balance	$872,720
New issuances of convertible notes payable	399,000
Lender adjustments for penalties or defaults	37,212
Debt discounts recorded on new issuances	(44,019)
Amortization of debt discounts associated with convertible debt	1,834
Conversion of convertible note principal into common stock	(909,932)
Repayments of convertible notes payable	(270,000)
Total convertible notes	$86,815

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company’s common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of June 30, 2021, all warrants issued in connection with this note had expired.

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

On February 3, 2021, the Company issued 20,000,000 shares of common stock upon conversion of $80,000 in convertible notes payable and accrued interest. On May 6, 2021, the Company issued 86,246,479 shares of common stock upon conversion of $334,986 in convertible notes payable and accrued interest. As of June 30, 2021, the balance of the note was $0.

On June 18, 2021, Company issued to one noteholder a $129,000 convertible promissory note for $125,000 in proceeds. The note bears interest at 8.0% per annum and matures one year from issuance on June 18, 2022. After six months from issuance, the note is convertible at the option of the holder at a price of $0.001. A debt discount of $4,000 for issuance costs was recorded and is being amortized over the life of the note.

ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. In connection with the warrant issuance, the Company allocated an aggregate fair value of $40,019 to the stock warrants and recorded a debt discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this the warrant warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.0122, (ii) the contractual term of the warrant of 4 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 443.3%.

As of June 30, 2021, the outstanding principal balance on the note was $129,000, and the associated unamortized discounts totaled $42,185.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of June 30, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. During the six months ended June 30, 2021, the Company issued 182,872,798 shares of its common stock upon the conversion of $50,000 and $ 14,004, respectively, in note principal and accrued interest. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of June 30, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. During the six months ended June 30, 2021, the Company issued 23,118,645 shares of its common stock upon the conversion of $118,996 and $27,496, respectively, in note principal and accrued interest. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of June 30, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. During the six months ended June 30, 2021, the Company issued 156,438,271 shares of its common stock upon the conversion of $310,200 and $40,186, respectively, in note principal and accrued interest. As of June 30, 2021, the principal balance on these notes was $0, and all discounts were fully amortized.

On April 9, 2021, the Company issued 36,000,000 shares of its common stock upon the conversion of $186,736 and $62,302, respectively, in note principal and accrued interest to settle all outstanding balances with the lender. In connection with the settlement, the Company agreed to issue 15,000,000 common stock purchase warrants with a cashless exercise price of $0.0125. The warrants expire on December 31, 2021. The Company allocated an aggregate fair value of $224,812 to the stock warrants and recorded a loss on the extinguishment of debt. The Company estimated the fair value of this the warrant warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.0158, (ii) the contractual term of the warrant of 0.7 years, (iii) a risk-free interest rate of 0.35% and (iv) an expected volatility of the price of the underlying common stock of 440.5%.

On January 19, 2021, the Company issued to one noteholder a $270,000 convertible promissory note. The note bears interest at 8.0% per annum and matures on January 19, 2025. After six months from issuance, the note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. The note’s conversion rate has a floor of $0.0001.

On May 7, 2021, the Company repaid $270,000 in note principal and $6,391 in accrued interest to the holder. As of June 30, 2021, the principal balance on the note was $0.

Future Potential Dilution

As of June 30, 2021, the Company’s convertible note is convertible into an aggregate of approximately 129,000,000 shares of common stock.

NOTE 4 – LOANS PAYABLE

As of December 31, 2020, the Company had $235,308 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. In February 2021, the Company repaid the full principal balance of $235,308 and accrued interest of $24,654. As of June 30, 2021, the balance of these notes was $0.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of June 30, 2021 and December 31, 2020 amounted to $124,736 and $121,250, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized and Amendments

As of June 30, 2021, the Company had 3,250,000,000 common shares authorized with a par value of $0.001 per share.

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

Six Months Ended June 30, 2021 Transactions

During the six months ended June 30, 2021, the Company issued 110,132,972 shares of common stock for gross proceeds of $666,650 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 504,676,193 shares of common stock upon conversion of $1,234,906 in convertible notes payable and accrued interest. Lastly, during the six months ended June 30, 2021, the Company issued 313,053,865 shares of common stock for net proceeds of $143,750 upon the exercise of 334,385,769 warrants.

Six Months Ended June 30, 2020 Transactions

During the six months ended June 30, 2020, the Company issued 295,000,000 shares of common stock to accredited investors pursuant to subscription agreements for net proceeds of $220,000. The Company issued 5,666,594 shares of common stock to non-employees for services rendered. The Company issued 100,213,975 shares of common stock upon conversion of $53,161 in convertible notes payable and accrued interest.

Additionally, during the six months ended June 30, 2020, the Company exchanged 200,000,000 shares of common stock returned by an accredited investor for 150,000 shares of Jupiter Gold’s common stock held as an investment by the Company. The Company used the quoted fair value of each entity’s common stock on the dates of exchange to determine the exchange ratio.

Common Stock Options

During the six months ended June 30, 2021, the Company granted options to purchase an aggregate of 180,000,000 shares of common stock to officers and non-management directors. The options were valued at $671,430 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged from $0.0004 to $0.008, expected dividend yield of 0.0%, historical volatility calculated between 63.9% and 124.4%, risk-free interest rate ranging between 0.9% and 1.75%, and an expected term of 10 years.

The following table reflects all outstanding and exercisable options at June 30, 2021. All stock options immediately vest and are exercisable for a period of five to ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	119,917,140	$0.0025	3.6
Issued	180,000,000	0.0000	9.8
Exercised	(35,845,100)	–	–
Forfeited	(565,640)	–	–
Outstanding and vested, June 30, 2021	263,506,400	$0.0007	7.8	$2,903,147

See Note 8 – Related Party Transactions for more information related to stock options issued and outstanding for the Company’s subsidiaries Jupiter Gold and Apollo Resources.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at June 30, 2021. All warrants are exercisable for a period of nine months to four years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Outstanding, January 1, 2021	306,770,000	0.0016	0.83
Warrants issued	89,591,306	$0.0125
Warrants exercised	(299,000,000)	$–
Warrants forfeited	(–)	$–
Balance June 30, 2021	97,361,306	$0.0116	2.37

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space as its principal executive offices in Pasadena, California for approximately $5,750 on a month-to-month basis. The Company also leases office space in the municipality of Olhos D’Agua, Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Convertible notes payable to related party	$566,743	$566,743

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company’s common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2021, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of June 30, 2021, there were unamortized debt discounts of $15,431 related to this note.

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

Jupiter Gold Corporation

During the six months ended June 30, 2021, Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $148,853 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.19 to $1.45), expected dividend yield of 0%, historical volatility calculated between 97.3% and 200.6%, risk-free interest rate between a range of 0.81% to 1.75%, and an expected term between 5 and 10 years. As of June 30, 2021, an aggregate 2,505,000 Jupiter Gold common stock options were outstanding with a weighted average life of 2.9 years at an average exercise price of $0.93 and an aggregated intrinsic value of $202,825.

Apollo Resource Corporation

During the six months ended June 30, 2021, Apollo Resources granted options to purchase an aggregate of 150,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $217,129 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.10 to $4.00), expected dividend yield of 0%, historical volatility calculated between 49.2% and 98.3%, risk-free interest rate between a range of 0.68% to 1.75%, and an expected term between 5 and 10 years. As of June 30, 2021, an aggregate 150,000 Apollo Resource common stock options were outstanding with a weighted average life of 9.6 years at an average exercise price of $0.01 and an aggregated intrinsic value of $148,500.

NOTE 9 – RISKS AND UNCERTAINTIES

In light of the SEC’s Division of Corporate Finance Disclosure Guidance Topic Number 9, dated March 25, 2020, on the impact of COVID-19, the Company notes the following:

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Description of Business

Brazil Minerals is an exploration company with projects in highly strategic minerals, such as lithium, rare earths, titanium, nickel, and cobalt. We own approximately 60% of Apollo Resources Corporation, a company focused on exploration projects in iron, and which is advancing towards operational licensing of its first revenue-producing iron mine. We also own approximately 10% of Jupiter Gold Corporation, a company primarily focused on exploration projects in gold, and which is advancing towards operational licensing of its first revenue-producing quartzite mine.

Results of Operations

The Three Months Ended June 30, 2021 Compared to the Three Months ended June 30, 2020

Revenue for the three months ended June 30, 2021 totaled $1,645, compared to revenue of $8,936 during the three months ended June 30, 2020 representing a decrease of 81.6%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the three months ended June 30, 2021 totaled $24,105, as compared to cost of goods sold of $30,664 during the three months ended June 30, 2020 representing a decrease of 21.4%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to the Company’s exploratory efforts and the risks and uncertainties surrounding COVID-19.

Gross loss for the three months ended June 30, 2021 totaled $22,460, compared to gross loss of $21,728 during the three months ended June 30, 2020 representing an increase of 3.4%.

Operating expenses for the three months ended June 30, 2021 totaled $740,540, compared to operating expenses of $268,361 during the three months ended June 30, 2020 representing an increase of 176.0%. The increase was mostly due to general and administrative expenses related to public company costs and increased financing efforts, and stock-based compensation from issuances of stock options to officers and directors.

Other expenses for the three months ended June 30, 2021 totaled $323,132, compared to other expenses of $125,241 during the three months ended June 30, 2020 representing an increase of 158.0%. The Company realized a decrease in interest expense on promissory notes due to reduced debt levels during the period ended June 30, 2021. Additionally, the Company recorded a $224,812 loss on the extinguishment of debt related to common stock purchase warrants issued in a settlement with a noteholder during the three months ended June 30, 2021.

As a result, we incurred a net loss attributable to our stockholders of $826,674, or $0.00 per share, for the three months ended June 30, 2021, compared to a net loss attributable to our stockholders of $315,670, or $0.00 per share, during the three months ended June 30, 2020.

The Six Months Ended June 30, 2021 Compared to the Six Months ended June 30, 2020

Revenue for the six months ended June 30, 2021 totaled $6,104, compared to revenue of $11,566 during the six months ended June 30, 2020 representing a decrease of 47.2%. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the six months ended June 30, 2021 totaled $47,094, as compared to cost of goods sold of $59,897 during the six months ended June 30, 2020 representing a decrease of 21.4%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to the Company’s exploratory efforts and the risks and uncertainties surrounding COVID-19.

Gross loss for the six months ended June 30, 2021 totaled $40,990, compared to gross loss of $48,331 during the six months ended June 30, 2020 representing a decrease of 15.2%.

Operating expenses for the six months ended June 30, 2021 totaled $1,852,836, compared to operating expenses of $554,103 during the six months ended June 30, 2020 representing an increase of 234.4%. The increase was mostly due to general and administrative expenses related to public company costs and increased financing efforts, and stock-based compensation from issuances of stock options to officers and directors.

Other expenses for the six months ended June 30, 2021 totaled $387,674, compared to other expenses of $405,172 during the six months ended June 30, 2020 representing a decrease of 4.3%. The Company realized a decrease in interest expense on promissory notes due to reduced debt levels during the period ended June 30, 2021. Additionally, the Company recorded a $224,812 loss on the extinguishment of debt related to common stock purchase warrants issued in a settlement with a noteholder during the six months ended June 30, 2021, as compared to a $76,178 loss due to a fair market value adjustment provision included in a share exchange agreement with a related party during the six months ended June 30, 2020.

As a result, we incurred a net loss attributable to our stockholders of $1,542,696, or $0.00 per share, for the six months ended June 30, 2021, compared to a net loss attributable to our stockholders of $838,288, or $0.00 per share, during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $62,088 and a working capital deficit of $1,665,200.

Net cash used in operating activities totaled $98,400 for the six months ended June 30, 2021, compared to net cash used of $460,751 during the six months ended June 30, 2020 representing a decrease in cash used of $362,351 or 78.6%. Net cash used in investing activities totaled $957,758 for the six months ended June 30, 2021, compared to net cash used of $13,138 during the six months ended June 30, 2020 representing an increase in cash used of $944,620 or 7,190.0%. Net cash provided by financing activities totaled $873,812 for the six months ended June 30, 2021, compared to $605,510 during the six months ended June 30, 2020 representing an increase in cash provided of $268,302 or 44.3%.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2021, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2021. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2021 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we received an aggregate of $75,000 in gross proceeds from the exercise of cash warrants and sale of our common stock to one institutional investor.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: August 20, 2021		Chief Executive Officer

