Form 10-Q
period 2021-09-30
Brazil Minerals, Inc.
filed 2021-11-10
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2021, the registrant had 3,050,699,071 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$18,132	$253,598
Accounts receivable	378	20,106
Taxes recoverable	16,935	17,726
Inventory	11,155	11,676
Deposits and advances	17,893	2,039
Total current assets	64,493	305,145
Property and equipment, net	64,320	89,276
Intangible assets, net	1,336,173	407,467
Equity investments	150,000	150,000
Total assets	$1,614,986	$951,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$981,103	$652,119
Convertible notes payable	97,820	872,720
Loans payable	-	235,308
Related party notes and other payables	-	566,743
Total current liabilities	1,078,923	2,326,890
Other noncurrent liabilities	115,316	121,250
Total liabilities	1,194,239	2,448,140

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 and zero shares as of September 30, 2021 and December 31, 2020, respectively	214	-
Common stock, $0.001 par value. 3,250,000,000 shares authorized; 3,050,699,071 and 1,997,930,297 shares as of September 30, 2021 and December 31, 2020, respectively	3,050,699	1,997,930
Additional paid-in capital	50,941,680	47,489,116
Accumulated other comprehensive loss	(749,421)	(775,113)
Accumulated deficit	(54,346,906)	(52,185,071)
Total Brazil Minerals, Inc. stockholders’ deficit	(1,103,733)	(3,473,137)
Non-controlling interest	1,524,480	1,976,885
Total stockholders’ equity (deficit)	420,747	(1,496,252)
Total liabilities and stockholders’ deficit	1,614,986	$951,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$2,984	$10,688	$9,088	$22,254
Cost of revenue	27,382	26,908	74,476	86,805
Gross loss	(24,398)	(16,220)	(65,388)	(64,551)
Operating expenses:
Professional fees	150,510	25,665	252,307	99,960
General and administrative	318,368	160,339	851,525	428,615
Compensation and related costs	47,272	91,723	227,741	255,021
Stock based compensation	191,185	25,684	1,228,598	73,918
Total operating expenses	707,335	303,411	2,560,171	857,514
Loss from operations	(731,733)	(319,631)	(2,625,559)	(922,065)
Other expense (income):
Interest on promissory notes	77,856	41,182	239,099	133,544
Amortization of debt discounts and other fees	11,005	12,000	12,839	249,270
Extinguishment of debt	-	-	224,812	-
Other expense (income)	(3)	(215)	(218)	75,325
Total other expense (income)	88,858	52,967	476,532	458,139
Net loss	(820,591)	(372,598)	(3,102,091)	(1,380,204)
Loss attributable to non-controlling interest	(201,452)	(101,395)	(940,256)	(270,713)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(619,139)	$(271,203)	$(2,161,835)	$(1,109,491)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$ (-)	$ (-)	$ (-)	$ (-)

Weighted-average number of common shares outstanding:
Basic and diluted	2,946,874,985	1,107,338,095	2,659,344,430	1,073,824,015

Comprehensive loss:
Net loss	$(820,591)	$(372,598)	$(3,102,091)	$(1,380,204)
Foreign currency translation adjustment	6,794	36,603	25,498	(154,524)
Comprehensive loss	(813,797)	(335,995)	(3,076,593)	(1,534,728)
Comprehensive loss attributable to noncontrolling interests	(185,647)	(20,814)	(940,450)	(190,132)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(628,150)	$(315,181)	$(2,136,143)	$(1,344,596)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, June 30, 2020	1	$1	-	$-	1,387,463,317	$1,387,463	$47,774,143	$(772,084)	$(51,881,696)	$1,849,734	$(1,642,439)

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	(62,500,000)	(62,500)	162,500	-	-	-	100,000
Conversion of convertible notes and other indebtedness into common stock	-	-	-	-	134,805,534	134,806	(79,890)	-	-	-	54,916
Stock based compensation	-	-	-	-	-	-	25,684	-	-	-	25,684
Change in foreign currency translation	-	-	-	-	-	-	-	(43,978)	-	8,244	(35,734)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	125,000	125,000
Net loss	-	-	-	-	-	-	-	-	(271,203)	(101,395)	(372,598)

Balance, September 30, 2020	1	$1	-	$-	1,459,768,851	$1,459,769	$47,882,437	$(816,062)	$(52,152,899)	$1,881,583	$(1,745,171)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, June 30, 2021	1	$1	-	$-	2,925,793,327	$2,925,793	$49,932,050	$(740,410)	$(53,727,767)	$1,490,677	$(119,656)

Issuance of common stock in connection with sales made under private offerings	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with the exercise of common stock options and warrants	-	-	-	-	26,086,958	26,087	123,913	-	-	-	150,000
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	83,863,837	83,864	(83,864)	-	-	1,950	1,950
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,954,949	14,955	136,592	-	-	-	151,547
Stock based compensation	-	-	-	-	-	-	191,185	-	-	-	191,185
Change in foreign currency translation	-	-	-	-	-	-	-	(9,011)	-	15,805	6,794
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	217,500	217,500
Net loss	-	-	-	-	-	-	-	-	(619,139)	(201,452)	(820,591)

Balance, September 30, 2021	1	$1	214,006	$214	3,050,699,071	$3,050,699	$50,941,680	$(749,421)	$(54,346,906)	$1,524,480	$420,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2019	1	$1	-	-	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	232,500,000	232,500	87,500	-	-	-	320,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	5,666,594	5,667	333	-	-	-	6,000
Issuance of common stock in connection with share exchange agreement with related party	-	-	-	-	53,947,368	53,947	22,979	-	-	-	76,926
Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	-	-	-	-	200,000	200	80	-	-	-	280
Conversion of convertible notes and other indebtedness into common stock	-	-	-	-	235,019,509	235,020	(126,943)	-	-	-	108,077
Exchange of common stock for Jupiter Gold common stock	-	-	-	-	(200,000,000)	(200,000)	100,000	-	-	100,000	-
Stock based compensation	-	-	-	-	-	-	73,918	-	-	-	73,918
Change in foreign currency translation	-	-	-	-	-	-	-	(235,105)	-	80,581	(154,524)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	525,000	525,000
Net loss	-	-	-	-	-	-	-	-	(1,109,491)	(270,713)	(1,380,204)

Balance, September 30, 2020	1	$1	-	$-	1,459,768,851	$1,459,769	$47,882,437	$(816,062)	$(52,152,899)	$1,881,583	$(1,745,171)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2020	1	$1	-	$-	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Conversion of related party convertible notes and other indebtedness into Series D preferred stock	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	136,219,930	136,220	680,430	-	-	-	816,650
Issuance of common stock in connection with the exercise of common stock options and warrants	-	-	-	-	396,917,702	396,918	(321,918)	-	-	70,700	145,700
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,954,949	14,955	136,592	-	-	31,845	183,392
Issuance of common stock warrants in connection with the issuance of convertible debenture(s)	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible notes and other indebtedness into common stock	-	-	-	-	504,676,193	504,676	730,231	-	-	-	1,234,907
Stock based compensation	-	-	-	-	-	-	1,228,598	-	-	-	1,228,598
Change in foreign currency translation	-	-	-	-	-	-	-	25,692	-	(194)	25,498
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	267,500	267,500
Net income (loss)	-	-	-	-	-	-	-	-	(2,161,835)	(940,256)	(3,102,091)

Balance, September 30, 2021	1	$1	214,006	$214	3,050,699,071	$3,050,699	$50,941,680	$(749,421)	$(54,346,906)	$1,524,480	$420,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(3,102,091)	$(1,380,204)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	1,411,990	79,918
Amortization of debt discounts	12,839	249,270
Common stock issued in satisfaction of other financing costs	91,996	-
Convertible debt issued in satisfaction of other financing costs	37,212	18,402
Preferred stock issued in satisfaction of interest and other financing costs	75,276	-
Loss on share exchange agreement with related party	-	76,926
Loss on extinguishment of debt	224,812	-
Depreciation and amortization	28,128	29,393
Changes in operating assets and liabilities:
Accounts receivable	19,238	(30,612)
Deposits and advances	(16,285)	2,765
Accounts payable and accrued expenses	(14,244)	97,912
Accrued salary due to officer	30,387	147,643
Other noncurrent liabilities	(535)	6,631
Net cash used in operating activities	(1,231,664)	(701,956)

Cash flows from investing activities:
Acquisition of property and equipment	(6,574)	(788)
Acquisition of intangible assets	(265,579)	(11,940)
Net cash used in investing activities	(272,153)	(12,728)

Cash flows from financing activities:
Loan from officer	-	(37,296)
Net proceeds from sale of common stock	891,650	320,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	456,200	525,000
Proceeds from convertible notes payable	125,000	-
Proceeds from loans payable	-	26,180
Repayment of loans payable	(235,308)	-
Net cash provided by financing activities	1,237,542	833,884

Effect of exchange rates on cash and cash equivalents	422	13,703
Net increase (decrease) in cash and cash equivalents	(235,466)	132,903
Cash and cash equivalents at beginning of period	253,598	151,088
Cash and cash equivalents at end of period	$18,132	$283,991

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible notes payable exchanged for stock	$566,743	$-
Shares issued in connection with conversion of debt and accrued interest	$1,234,907	$108,077
Shares issued in connection with relief of related party payable	$-	$280
Common stock warrants issued in connection with convertible promissory notes	$40,019	$-
Acquisition of intangible assets via financing	$701,694	$-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and office equipment	$3,854	$(1,597)	$2,257	$3,880	$(573)	$3,307
Machinery and equipment	341,348	(279,285)	62,063	348,376	(271,107)	77,269
Vehicles	121,731	(121,731)	–	127,416	(118,716)	8,700
Total fixed assets	$466,933	$(402,613)	$64,320	$479,672	$(390,396)	$89,276

For the three and nine months ended September 30, 2021, the Company recorded depreciation expense of $4,518 and $28,126, respectively, and for the three and nine months ended September 30, 2020, the Company recorded depreciation expense of $4,271 and $29,393, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $1,336,173 and $407,467 at September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

Accounts Payable and Accrued Liabilities

	September 30, 2021	December 31, 2020
Accounts payable and other accruals	$291,254	$327,704
Mineral rights payable	686,839	–
Accrued interest	3,010	324,415
Total	$981,103	$652,119

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of September 30, 2021 and December 31, 2020:

	September 30,2021	December 31, 2020
Convertible notes payable – fixed conversion price	$129,000	244,000
Convertible notes payable – variable conversion price	–	628,720
Discounts on convertible notes payable	(31,180)	–
Total convertible notes	$97,820	$872,720

The following table sets forth a summary of change in our convertible notes payable for the nine months ended September 30, 2021:

Beginning balance	$872,720
New issuances of convertible notes payable	399,000
Lender adjustments for penalties or defaults	37,212
Debt discounts recorded on new issuances	(44,019)
Amortization of debt discounts associated with convertible debt	12,839
Conversion of convertible note principal into common stock	(909,932)
Repayments of convertible notes payable	(270,000)
Total convertible notes	$97,820

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company’s common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of September 30, 2021, all warrants issued in connection with this note had expired.

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

On February 3, 2021, the Company issued 20,000,000 shares of common stock upon conversion of $80,000 in convertible notes payable and accrued interest. On May 6, 2021, the Company issued 86,246,479 shares of common stock upon conversion of $334,986 in convertible notes payable and accrued interest. As of September 30, 2021, the balance of the note was $0.

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

As of September 30, 2021, the outstanding principal balance on the note was $129,000, and the associated unamortized discounts totaled $31,180.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of September 30, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. During the nine months ended September 30, 2021, the Company issued 182,872,798 shares of its common stock upon the conversion of $50,000 and $ 14,004, respectively, in note principal and accrued interest. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of September 30, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. During the nine months ended September 30, 2021, the Company issued 23,118,645 shares of its common stock upon the conversion of $118,996 and $27,496, respectively, in note principal and accrued interest. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of September 30, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. During the nine months ended September 30, 2021, the Company issued 156,438,271 shares of its common stock upon the conversion of $310,200 and $40,186, respectively, in note principal and accrued interest. As of September 30, 2021, the principal balance on these notes was $0, and all discounts were fully amortized.

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

On May 7, 2021, the Company repaid $270,000 in note principal and $6,391 in accrued interest to the holder. As of September 30, 2021, the principal balance on the note was $0.

Future Potential Dilution

As of September 30, 2021, the Company’s convertible note is convertible into an aggregate of approximately 129,000,000 shares of common stock.

NOTE 4 – LOANS PAYABLE

As of December 31, 2020, the Company had $235,308 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. In February 2021, the Company repaid the full principal balance of $235,308 and accrued interest of $24,654. As of September 30, 2021, the balance of these notes was $0.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of September 30, 2021 and December 31, 2020 amounted to $115,316 and $121,250, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized

As of September 30, 2021, the Company had 3,250,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

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

Series D Preferred Stock

On September 14, 2021, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. One share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock, and are entitled to any dividends or distributions declared by the Company on a pro rata basis.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,276 of interest expense.

Nine Months Ended September 30, 2021 Transactions

During the nine months ended September 30, 2021, the Company issued 136,219,930 shares of common stock for gross proceeds of $816,650 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 504,676,193 shares of common stock upon conversion of $1,234,906 in convertible notes payable and accrued interest. Further, the Company issued 396,917,702 shares of common stock for net proceeds of $75,000 upon the exercise of 423,816,100 stock options and warrants. Lastly, the Company issued 14,954,949 shares of common stock valued at $183,393 to contractors for services provided.

Nine Months Ended September 30, 2020 Transactions

During the nine months ended September 30, 2020, the Company issued 232,500,000 shares of common stock to accredited investors pursuant to subscription agreements for net proceeds of $320,000. Additionally, the Company issued 5,666,594 shares of common stock to non-employees for services rendered. Further, the Company issued 235,019,509 shares of common stock upon conversion of $108,077 in convertible notes payable and accrued interest.

Lastly, the Company exchanged 200,000,000 shares of common stock returned by an accredited investor for 150,000 shares of Jupiter Gold’s common stock held as an investment by the Company. The Company used the quoted fair value of each entity’s common stock on the dates of exchange to determine the exchange ratio.

Stock Options

The following table reflects all outstanding and exercisable common stock options at September 30, 2021. All common stock options immediately vest and are exercisable for a period of five to ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	119,917,140	$0.0025	3.6
Issued	–	–	–
Exercised	(117,046,100)	–	–
Forfeited	(691,340)	–	–
Outstanding and vested, September 30, 2021	2,179,700	$0.0300	0.6	$–

The following table reflects all outstanding and exercisable preferred stock options at September 30, 2021. All preferred stock options immediately vest and are exercisable for a period of ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	–	$–	–
Issued	27,000	0.10	9.6
Exercised	(–)	–	–
Forfeited	(–)	–	–
Outstanding and vested, September 30, 2021	27,000	$0.10	9.6	$2,508,300

During the nine months ended September 30, 2021, the Company granted options to purchase an aggregate of 270,000,000 shares of common stock to officers and non-management directors. The options were valued at $862,216 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged from $0.0004 to $0.008, expected dividend yield of 0.0%, historical volatility calculated between 44.8% and 124.4%, risk-free interest rate ranging between 0.9% and 1.75%, and an expected term of 10 years.

On September 15, 2021, the Company amended any stock options granted after December 31, 2020 by changing the underlying security issuable under those options from the Company’s common stock to its Series D Stock. The Series D Stock has a par value of $0.001, and each share can convert into 10,000 shares of the Company’s common stock. As such, the Company exchanged options to purchase an aggregate of 270,000,000 shares of common stock for options to purchase an aggregate of 27,000 shares of Series D Stock. The Company did not record any change in value, as computed above using the Black-Scholes option pricing model, as the election resulted in an equal exchange of underlying shares of common stock.

See Note 8 – Related Party Transactions for more information related to stock options issued and outstanding for the Company’s subsidiaries Jupiter Gold and Apollo Resources.

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at September 30, 2021. All warrants are exercisable for a period of nine months to four years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)

Outstanding, January 1, 2021	306,770,000	$0.0016	0.83
Warrants issued	123,678,264	$0.0134
Warrants exercised	(306,770,000)	$0.0016
Warrants forfeited	(– )	$–
Outstanding and exercisable, September 30, 2021	123,678,265	$0.0134	2.65

As of September 30, 2021, the 123,678,265 warrants outstanding has an aggregated intrinsic value of $0.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space as its principal executive offices in Pasadena, California for approximately $5,750 on a month-to-month basis. The Company also leases office space in the municipality of Olhos D’Agua, Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Convertible notes payable to related party	$–	$566,743

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company’s common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2021, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2021, all discounts were fully amortized.

On June 30, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $61,724 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.0003 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $61,724 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of September 30, 2021, all discounts were fully amortized.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,276 of interest expense. The conversion rate was modified from $0.0003 per share of common stock to $3.00 per share of Series D Stock due to the change in the underlying security. The Company did not record any dividend or expense as the conversion resulted in an equal exchange of underlying shares of common stock.

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

Jupiter Gold Corporation

During the nine months ended September 30, 2021, Jupiter Gold granted options to purchase an aggregate of 315,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $148,853 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.19 to $1.45), expected dividend yield of 0%, historical volatility calculated between 97.3% and 211.5%, risk-free interest rate between a range of 0.81% to 1.75%, and an expected term between 5 and 10 years. On September 30, 2021, Marc Fogassa exercised 120,000 stock options on a cashless basis and received 20,826 shares of Jupiter Gold common stock. As of September 30, 2021, an aggregate 2,270,000 Jupiter Gold common stock options were outstanding with a weighted average life of 3.1 years at an average exercise price of $0.86 and an aggregated intrinsic value of $489,450.

Apollo Resource Corporation

During the nine months ended September 30, 2021, Apollo Resources granted options to purchase an aggregate of 150,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $217,129 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.10 to $4.00), expected dividend yield of 0%, historical volatility calculated between 49.2% and 98.3%, risk-free interest rate between a range of 0.68% to 1.75%, and an expected term between 5 and 10 years. On September 30, 2021, Marc Fogassa exercised 195,000 stock options for cash proceeds of $1,950 and received 195,000 shares of Apollo Resources common stock. As of September 30, 2021, there were no Apollo Resource common stock options outstanding.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations

The Three Months Ended September 30, 2021 Compared to the Three Months ended September 30, 2020

Revenue for the three months ended September 30, 2021 totaled $2,984, compared to revenue of $10,688 during the three months ended September 30, 2020 representing a decrease of 72.1%. This decreased is mostly explained by our decision to prioritize the exploration and development of higher potential mineral rights. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the three months ended September 30, 2021 totaled $27,382, as compared to cost of goods sold of $26,908 during the three months ended September 30, 2020 representing an increase of 1.8%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The increase is explained by increased production activities and mining costs partially attributable to the Company’s exploratory efforts.

Gross loss for the three months ended September 30, 2021 was $24,398, compared to gross loss of $16,220 during the three months ended September 30, 2020 representing an increase in gross loss of 50.4%.

Operating expenses for the three months ended September 30, 2021 totaled $707,335, compared to operating expenses of $303,411 during the three months ended September 30, 2020 representing an increase of 133.1%. The increase was mostly due to general and administrative expenses related to public company costs and increased financing efforts, and stock-based compensation from issuances of stock options to officers and directors.

Other expenses for the three months ended September 30, 2021 totaled $88,858, compared to other expenses of $52,967 during the three months ended September 30, 2020 representing an increase of 67.8%. The Company realized an increase in interest expense on promissory notes due to the settlement during the period ended September 30, 2021. Additionally, the Company recorded a $224,812 loss on the extinguishment of debt related to common stock purchase warrants issued in a settlement with a noteholder during the three months ended September 30, 2021.

As a result, we incurred a net loss attributable to our stockholders of $619,139, or $0.00 per share, for the three months ended September 30, 2021, compared to a net loss attributable to our stockholders of $271,203, or $0.00 per share, during the three months ended September 30, 2020.

The Nine Months Ended September 30, 2021 Compared to the Nine Months ended September 30, 2020

Revenue for the nine months ended September 30, 2021 totaled $9,088, compared to revenue of $22,254 during the nine months ended September 30, 2020 representing a decrease of 59.2%. This decreased is mostly explained by our decision to prioritize the exploration and development of higher potential mineral rights. We anticipate that revenues will begin to increase with the licensing of new high-quality areas for production in future periods.

Cost of goods sold for the nine months ended September 30, 2021 totaled $74,476, as compared to cost of goods sold of $86,805 during the nine months ended September 30, 2020 representing a decrease of 14.2%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to the Company’s exploratory efforts and the risks and uncertainties surrounding COVID-19.

Gross loss for the nine months ended September 30, 2021 was $65,388, compared to gross loss of $64,551 during the nine months ended September 30, 2020 representing an increase in gross loss of 1.3%.

Operating expenses for the nine months ended September 30, 2021 totaled $2,560,171, compared to operating expenses of $857,514 during the nine months ended September 30, 2020 representing an increase of 198.6%. The increase was mostly due to general and administrative expenses related to public company costs and increased financing efforts, and stock-based compensation from issuances of stock options to officers and directors.

Other expenses for the nine months ended September 30, 2021 totaled $476,532, compared to other expenses of $458,139 during the nine months ended September 30, 2020 representing an increase of 4.0%. The Company’s interest expense on promissory notes decreased due to reduced debt levels during the period ended September 30, 2021. Additionally, the Company recorded a $224,812 loss on the extinguishment of debt related to common stock purchase warrants issued in a settlement with a noteholder during the nine months ended September 30, 2021, as compared to a $76,178 loss due to a fair market value adjustment provision included in a share exchange agreement with a related party during the nine months ended September 30, 2020.

As a result, we incurred a net loss attributable to our stockholders of $2,161,835, or $0.00 per share, for the nine months ended September 30, 2021, compared to a net loss attributable to our stockholders of $1,109,491, or $0.00 per share, during the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $18,132 and a working capital deficit of $1,014,430.

Net cash used in operating activities totaled $1,201,277 for the nine months ended September 30, 2021, compared to net cash used of $701,956 during the nine months ended September 30, 2020 representing an increase in cash used of $499,321 or 71.1%. Net cash used in investing activities totaled $272,153 for the nine months ended September 30, 2021, compared to net cash used of $12,728 during the nine months ended September 30, 2020 representing an increase in cash used of $259,425 or 2,038.2%. Net cash provided by financing activities totaled $1,237,542 for the nine months ended September 30, 2021, compared to $833,884 during the nine months ended September 30, 2020 representing an increase in cash provided of $434,045 or 52.1%.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2021, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2021 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

None which are material.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, we received an aggregate of $75,000 in gross proceeds from the exercise of cash warrants and sale of our common stock to one institutional investor.

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

Not applicable.

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

BRAZIL MINERALS, INC.

	By:	/s/ Marc Fogassa
Marc Fogassa
Date: November 10, 2021		Chief Executive Officer

