Form 10-K
period 2021-12-31
Brazil Minerals, Inc.
filed 2022-03-25
CIK 1540684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55191

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

433 North Camden Drive

Suite 810

Beverly Hills, CA 90210

(833) 661-7900

(Address of principal executive offices)

Issuer’s telephone number, including area code: (833) 661-7900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates (based on the closing sales price of such shares on such date as reported by otcmarkets.com) was approximately $31,812,651. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of the Registrant’s stock, are affiliates of the Registrant.

As of March 21, 2022, there were outstanding 3,192,942,056 shares of the registrant’s common stock.

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

PART I

Item 1. Business.

Overview

Brazil Minerals, Inc. (“Brazil Minerals”, the “Company”, “we”, “us”, or “our”) is a U.S. mineral exploration and mining company with projects and properties in essentially all battery metals to power the Green Energy Revolution – lithium, rare earths, graphite, nickel, cobalt, and titanium. Our current focus is on developing our hard-rock lithium project located in a premier pegmatitic district in Brazil – as lithium is essential for batteries in electric vehicles. Additionally, through subsidiaries, we participate in iron, gold, and quartzite projects. We also own multiple mining concessions for gold, diamond, and industrial sand.

All of our mineral projects and properties are located in Brazil and, as of the date of this Report, our mineral rights portfolio for battery metals includes approximately 60,077 acres (243 km2) for lithium, 30,009 acres (121 km2) for rare earths, 22,050 acres (89 km2) for titanium, 14,507 acres (59 km2) for graphite, and 7,509 acres (30 km2) for nickel and cobalt. We believe we are among the largest listed companies by size and breadth in exploration projects for strategic minerals in Brazil, a premier mineral jurisdiction.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to a large, publicly traded competitor. Our Minas Gerais Lithium Project is our largest endeavor and consists of 44 mineral rights spread over 45,456 acres (184 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. In general, lithium derived from pegmatites is less costly to purify for uses in high technology applications than lithium obtained from brine. Such applications include the battery supply chain for electric vehicles (“EVs”), an area of expected high growth for the next several decades.

We believe that we can materially increase our value by the acceleration of our exploratory work and quantification of our lithium mineralization. Our initial commercial goal is to be able to enter production of lithium-bearing concentrate, a product which is highly sought after in the battery supply chain for EVs.

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as rare earths, titanium, nickel, and cobalt. Our goal is to become “the Mineral Resources Company for the Green Energy Revolution”. We believe that the shift from fossil fuels to battery power will yield long-term opportunities for us not only in lithium but also in such other minerals.

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds. Historically we have had revenues from mining and selling gold and diamonds. More recently we have had revenues from mining and selling industrial sand for the local construction industry, which is at the time of this Annual Report on Form 10-K (this “Report”) our primary source of revenues. Such endeavors have given us the critical management experience needed to take early-stage projects in Brazil from the exploration phase through successful licensing from regulators and to revenues.

As of the date of this Report, we also own 46.17% of the common shares of Apollo Resources Corporation (“Apollo Resources”), a private company currently primarily focused on the development of its initial iron mine, expected to start operations and revenues in early 2023.

As of the date of this Report, we also own approximately 24.56% of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the development of gold projects and of a quartzite mine, and whose common shares are quoted on the OTCQB under the symbol “JUPGF”. The quartzite mine is expected to start operations and revenues in 2022.

The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under US GAAP.

As the “Mineral Resources Company for the Green Energy Revolution” we are deeply committed to Environmental, Social, and Corporate Governance (“ESG”) causes. We have an ESG Chief who coordinates our efforts in these important matters. Within the last few years, we planted more than 6,000 trees of diverse types for the benefit of local populations in areas in which we operate and constructed over 1,000 small retention walls to preserve and enhance dirt access roads used by such communities. Separately, many of our work needs have been specifically delegated to firms owned or managed by women and minorities.

LITHIUM

Market

Lithium is on the list of the 35 minerals considered critical to the economic and national security of the United States, as first published by the U.S. Department of the Interior on May 18, 2018. In June 2021, the U.S. Department of Energy published a report titled “National Blueprint for Lithium Batteries 2021-2030” (henceforth, the “NBLB Report”) which was developed by the Federal Consortium for Advanced Batteries (“FCAB”), a collaboration by the U.S. Departments of Energy, Defense, Commerce, and State. According to the Report, one of the main goals of this U.S. government effort is to “secure U.S. access to raw materials for lithium batteries.” In the NBLB Report, Ms. Jennifer M. Granholm, the U.S. Secretary of Energy, states: “Lithium-based batteries power our daily lives from consumer electronics to national defense. They enable electrification of the transportation sector and provide stationary grid storage, critical to developing the clean-energy economy.”

The NBLB Report summarizes as follows the U.S. government’s views on the needs for lithium and the expected growth of the lithium battery market:

●	“A robust, secure, domestic industrial base for lithium-based batteries requires access to a reliable supply of raw, refined, and processed material inputs…”

●	“The worldwide lithium battery market is expected to grow by a factor of 5 to 10 in the next decade.”

Electric Vehicle Demand

The growth in electric vehicles (“EVs”) will provide the greatest needs for lithium-based batteries The NBLB Report states: “Bloomberg projects worldwide sales of 56 million passenger electric vehicles in 2040, of which 17% (about 9.6 million EVs) will be in the U.S. market.”

The following graph shows the actual and estimated global annual sales of passenger EVs, including both Battery Electric Vehicles (“BEVs”) and Plug-in Hybrid Electric Vehicles (“PHEVs”).

Source: NBLB Report (defined above). Original Source: BloombergNEF Long-Term Electric Vehicle Outlook 2019.

In a February 2021 report, Canalys, a global technology market analyst firm, states that global sales of EVs in 2020 increased by 39% year over year to 3.1 million units. This compares with a sales decline of 14% of the total passenger car market in 2020. Canalys forecasts that the number of EVs sold will rise to 30 million in 2028 and EVs will represent nearly half of all passenger cars sold globally by 2030.

Bloomberg’s Long-Term Electric Vehicle Outlook 2021 report states: “The outlook for EV adoption is getting much brighter, due to a combination of more policy support, further improvements in battery density and cost, more charging infrastructure being built, and rising commitments from automakers. Passenger EV sales are set to increase sharply in the next few years, rising from 3.1 million in 2020 to 14 million in 2025. Globally, this represents around 16% of passenger vehicle sales in 2025, but some countries achieve much higher shares. In Germany, for example, EVs represent nearly 40% of total sales by 2025, while China – the world’s largest auto market – hits 25%.”

Grid Storage Demand

Regarding the lithium battery growth derived from grid storage demands, the NBLB Report states: “In addition to the EV market, grid storage uses of advanced batteries are also anticipated to grow, with Bloomberg projecting total global deployment to reach over 1,095 GW by 2040, growing substantially from 9 GW in 2018;” and “Bloomberg forecasts 3.2 million EV sales in the U.S. for 2028, and over 200 GW of lithium-ion battery-based grid storage deployed globally by 2028. With an average EV battery capacity of 100 kWh, 320 GWh of domestic lithium-ion battery production capacity will be needed just to meet passenger EV demand. Benchmark Mineral Intelligence forecasts U.S. lithium-ion battery production capacity of 148 GWh by 2028 less than 50% of projected demand.”

Growth in Lithium Prices

Directly relevant to our goal to produce spodumene concentrate for sale, the chart below indicates the price of spodumene concentrate in USD/ton from February 2019 to February 2022.

Summary of Our Opportunity

Minas Gerais Lithium Project

Our Minas Gerais Lithium Project currently encompasses 44 mineral rights spread over approximately 45,456 acres (184 km2). Several of our mineral rights are located adjacent to or near mineral rights that belong to a large publicly traded competitor company (“Competitor”) which has demonstrated through extensive drilling the presence of lithium deposits totaling over 20 million tons, according to its publicly-available filings. The map below indicates our mineral rights in our Minas Gerais Lithium Project and those mineral rights that belong to the Competitor.

Our exploratory work to date in some mineral rights in our Minas Gerais Lithium Project, including trenching and drilling with subsequent geochemical analysis of samples, has determined the existence of hard rock pegmatites with lithium mineralization. Given the proximity to areas of economically significant lithium deposits from the Competitor, our technical experts believe that one or more areas of our Minas Gerais Lithium Project may also contain similar lithium deposits.

We are currently focused on expanding and accelerating our exploration program leading to the identification and quantitative measurement of our prospective lithium deposits. Our exploratory program at the Minas Gerais Lithium Project is supervised by two lithium experts which meet the “Qualified Persons” definition under Regulation S-K 1300.

Northeastern Brazil Lithium Project

Our Northeastern Brazil Lithium Project encompasses 7 mineral rights spread over approximately 14,621 acres (59 km2) in the States of Paraíba and Rio Grande do Norte, both located in Brazil’s Northeastern region. We have identified pegmatites in many of our areas, and several of our mineral rights are located near to or adjacent to areas known to have spodumene, a lithium-bearing mineral. We plan to continue to explore our areas to assess as to whether we have any economic deposits.

RARE EARTHS

Market

The rare earth elements (“REE”) are on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. REEs consist of the lanthanide series (lanthanum, cerium, praseodymium, neodymium, promethium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, and lutetium) as well as scandium and yttrium. REEs are classified as “light” and “heavy” based on atomic number. Light REEs (“LREEs”) are comprised of lanthanum through gadolinium (atomic numbers 57 through 64). Heavy REEs (“HREEs”) are comprised of terbium through lutetium (atomic numbers 65 through 71) and yttrium (atomic number 39), which has similar chemical and physical attributes to the HREEs. Neodymium and praseodymium are key critical materials in the manufacturing of magnets that have the highest magnetic strength among commercially available magnets and enable high energy density and high energy efficiency in diverse uses. Dysprosium and terbium are key critical materials often added to the magnet alloys to increase the operating temperature. HREEs tend to be less abundant and more expensive than LREEs.

Summary of Our Opportunity

We own seven mineral rights for rare earths totaling approximately 30,009 acres (121 km2). These mineral rights are divided in two sub-types according to geology: Rare Earths I Properties in the States of Goiás and Tocantins, and Rare Earths II Properties in the State of Bahia. Several of our mineral rights are located near to or adjacent to areas known to have rare earths deposits. Preliminary geochemical sampling of some of our areas indicated presence of rare earths. We plan to continue to explore our areas to assess as to whether we have any economic deposits. Our detailed exploration plans and their associated costs have not been finalized at this time.

TITANIUM

Titanium is on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. Titanium can withstand high temperatures and its non-magnetic nature prevents interference with data storage components. It has widespread use in high-technology and aerospace applications.

Summary of Our Opportunity

We own seven mineral rights for titanium totaling approximately 22,050 acres (89 km2). These mineral rights are all located in the State of Minas Gerais and are referred to as our Titanium Properties. Several of our mineral rights are located near to or adjacent to areas known to have titanium deposits. We plan to explore our areas to assess as to whether we have any economic deposits. Our detailed exploration plans and their associated costs have not been finalized at this time.

GRAPHITE

Graphite is on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. Graphite is the most used anode in lithium batteries, benefitting from its high energy and power density. The global need for high-quality, low impurity graphite is directly related to the growth in EV adoption as discussed above.

Summary of Our Opportunity

We own three mineral rights for graphite totaling approximately 14,507 acres (59 km2). These mineral rights are all located in the State of Minas Gerais and are referred to as our Graphite Properties. All of our mineral rights are located immediately adjacent to areas known for graphite deposits. We plan to explore our areas to assess as to whether we have any economic deposits. Our detailed exploration plans and their associated costs have not been finalized at this time.

NICKEL & COBALT

Nickel and cobalt are key battery metals needed for the growth phase in EV production. Cobalt is on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. In general, the greater the amount of nickel and cobalt, the greater the energy density of an EV battery, a factor that contributes to the storage of more energy. As a practical example of the importance of nickel and cobalt, EVs whose batteries have a higher energy density can run more kilometers before a recharge is needed.

Summary of Our Opportunity

We own four mineral rights for nickel and cobalt totaling approximately 7,509 acres (30 km2). These mineral rights are divided in two sub-groups according to geography: Nickel/Cobalt I Properties in the State of Goiás and Nickel/Cobalt II Properties in the State of Piauí. Several of our mineral rights are located near to or adjacent to areas known to have nickel and/or cobalt deposits. We plan to explore our areas to assess as to whether we have any economic deposits. Our detailed exploration plans and their associated costs have not been finalized at this time.

IRON (though our partial ownership of Apollo Resources Corporation)

Market

Historically, iron has been an essential metal to human development and economic growth. According to the U.S. Geological Survey, over 98% of mined iron ore is used in steel manufacturing. Brazil exported over $20 billion in iron ore in 2019 and is the second biggest iron ore producer and exporter in the world, after Australia. Despite the ongoing COVID-19 pandemic, iron ore prices reached a 6-year high in 2021 primarily fueled by demand from China, the largest importer, while demand from India continues to increase, according to Trading Economics, a market intelligence firm.

Summary of Our Opportunity

Our subsidiary Apollo Resources is focused on iron projects in Brazil. Apollo Resources currently owns 56,290 acres of mineral rights for iron distributed in six projects, five of which are in early stage while its Iron Quadrangle Project is being advanced towards an iron mine, expected to begin operations during the fourth quarter of 2022. As its name indicates, this project is located within the well-known Iron Quadrangle mining district, one of the premier iron producing regions in the world.

Apollo Resources acquired from a third-party in 2020 for the equivalent of $925,000 the 641-acre mineral right where its Iron Quadrangle Project is now located. This mineral right sits immediately adjacent to a producing iron mine from a global iron producing company.

During the first and second quarters of 2021, detailed drilling and trenching under the supervision of iron geologists was carried out in approximately 10% of the mineral right area encompassing the Iron Quadrangle Project.

In 2021, SGS-Geosol, an independent analytical laboratory and technical advisory firm, conducted initial studies on the processing route for a representative sample of iron ore collected from deeper layers during drilling at the Iron Quadrangle Project. The initial results, obtained by a combination of crushing and dry magnetic separation, with no water involvement, has been concentration to 64.4% iron. Such level of iron on a commercial product would constitute what is known in the industry as a “premium” product.

During 2021, Geoline, an independent engineering and environmental licensing consultancy, worked on detailed technical studies, both in “dry” and “wet” climate seasons of the year, needed to file Apollo Resources’ standard petition to the applicable local regulatory body for an operation license for an open pit iron mire at its Iron Quadrangle Project.

According to the aforementioned independent technical report, the primary mineable iron ore at the Iron Quadrangle Project exists on a continual basis, and almost without interruptions, from the surface down to a level of approximately 150 feet. Apollo Resources’ technical team believes ore retrieval should be a straightforward process though standard open pit excavation. As of the date of this Report, Apollo Resources expects to have its first iron ore revenues from its Iron Quadrangle Project mine during the first quarter of 2023. While selling raw iron ore is the easiest pathway to cash flows, Apollo Resources is also considering verticalization of its business, and processing of its iron ore to a higher concentration product prior to sale at possibly substantially higher margins. As indicated by the initial result of 64.4% iron obtained by SGS-Geosol from project samples, there is a possibility of production of a “premium” iron product.

As of the date of this Report, Brazil Minerals owns 46.17% of the common shares of Apollo Resources.

QUARTZITE (though our partial ownership of Jupiter Gold Corporation)

Market

Quartzite is a very hard rock composed predominantly of an interlocking mosaic of quartz crystals. Recently polished quartzite slabs have become sought after as a higher-end substitute to granite in kitchen countertops and tiles. Brazil has a flourishing quartzite mining industry centered in the neighboring the states of Minas Gerais and Espírito Santo with smaller producers being the norm. Each quarry produces quartzite of different color and texture and therefore stones are unique to their location. Mining is via simple open pit procedures, not particularly labor intensive, and with the mined product normally prepared as cubes of raw quartzite measuring ten meters in each diameter. Buyers are normally responsible for the logistics of transporting such raw quartzite blocks from the mine. Buyers for quartzite mined in Brazil are primarily from four locations: Brazil itself, United States, China, and Italy. It is common for mines to develop an exclusive selling relationship to a buyer.

Summary of Our Opportunity

While our subsidiary Jupiter Gold is primarily focused on gold in Brazil, in one of its mineral rights, measuring 233 acres, a greenfield deposit of quartzite was identified by its exploration team and became its “Quartzite Project”. The Quartzite Project is in the state of Minas Gerais in Brazil, in a region known for quartzite mining.

In 2021, Jupiter Gold studied the Quartzite Project with detailed drilling and a preliminary estimate of a quartzite deposit was obtained. In 2021, Yan Taffner Binda, a mining engineer with vast experience in quartzite who meets the “Qualified Person” criteria under Regulation S-K 1300, prepared the mining plan for an open pit quarry at the Quartzite Project. An initial mining license from the Brazilian mining department, has been obtained.

In 2021, Geoline, an independent engineering and environmental licensing consultancy, performed the field studies needed to file Jupiter Gold’s petition to the applicable regulatory body for an operation license. Jupiter Gold’s expectation is to obtain such approval within the next three to six months, which would allow it to start operations and thereafter revenues in 2022. Jupiter Gold anticipates that its quartzite quarry will require five on-site full-time employees; expected prices for the type of color and texture of the quartzite anticipated to be mined range from $1,200 to $2,000 per cubic meter.

As of the date of this Report, Brazil Minerals owns 24.56% of the common shares of Jupiter Gold.

GOLD (though our partial ownership of Jupiter Gold Corporation)

Market

Currently it is estimated that, of the gold being produced, 50% is used in jewelry, 40% in investments, and 10% in industry. Brazil has been a gold producer for over two hundred years ago. According to the World Gold Council, in 2020 Brazil produced 107 tons of gold and was the 7th largest gold producer country. Minas Gerais was the largest gold producing state in the country, accounting for around 34% of the gold output that year according to Statista, a market intelligence firm.

Summary of Our Opportunity

Our subsidiary Jupiter Gold owns 142,017 acres of mineral rights for gold distributed in seven projects, six of which are in early stage while one of them, the Alpha Project, has been preliminarily researched and is being developed towards a gold mine. The Alpha Project is located in the state of Minas Gerais at the eastern edge of the Iron Quadrangle mining district, the number one gold-producing region in Brazil.

Jupiter Gold’s 100%-owned Alpha Project encompasses 31,650 acres distributed in twelve mineral rights for gold. Approximately 2% of this total area has been studied over fifteen years ago by a prior owner, by drilling superficial terrain layers of saprolite and colluvium and identifying gold in multiple targets.

In 2020, detailed trenching under the supervision of gold geologists was carried out in approximately 2% of the mineral right area encompassing the Alpha Project. In 2021, Oxford Geoconsultants, a technical consulting firm with a geologist that meets the “Qualified Person” criteria for gold under Regulation S-K 1300, released its independent technical report on the project.

In 2021, RCS, a technical consulting firm with a geologist that meets the “Qualified Person” criteria for gold under Regulation S-K 1300, has indicated that the gold deposits at the Alpha Project are of greenstone belt type. Further work is ongoing at the Alpha Project to expand the knowledge of and the measured size of the deposit.

As of the date of this Report, Brazil Minerals owns 24.56% of the common shares of Jupiter Gold.

ALLUVIAL GOLD AND DIAMONDS

We own several mining concessions for gold and diamonds along the banks of the Jequitinhonha River in the State of Minas Gerais, in a region where gold and diamonds have been mined for more than 200 years.

We own an alluvial diamond and gold processing plant which was built by the prior owner at an estimated cost of $2.5 million. To the best of our knowledge, this plant is the largest such type of alluvial recovery plant in Brazil.

We are not currently engaged in alluvial diamond and gold mining as we are focusing our limited capital and team on lithium and other strategic minerals because of the exceptional growth drivers for these minerals at the present time.

INDUSTRIAL SAND

We mine and sell sand for construction usage from a sand mine located on the banks of the Jequitinhonha River in the State of Minas Gerais.

On January 19, 2022, Diário Oficial da União (the Brazilian Government’s official gazette) published the formal authorization for operations at our second sand mine in another one of our mineral rights. Such authorization permits us to mine and sell sand for the next ten years, after which we can apply for renewal an unlimited number of times. For this operation, sand retrieval will be by a dredge boat on the river. Since the logistics of this operation are simple and sand is continuously replaced by the river, this mine could become an attractive source of revenues. We plan to have this new sand mine online during the second quarter of 2022.

Future Production and Sales

We expect the demand for our minerals, once in production, to be facilitated by Brazil’s strong mining tradition and its substantial annual trade with China, the United States, and the European Union. We intend on utilizing intermediaries for sales as to focus on our core competencies of exploration and extraction.

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

The mining department normally inspects our operations once a year via an unannounced visit. We estimate that it costs us $25,000-$50,000 annually to maintain compliance with various mining regulations.

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

Surface disturbance from any open pit mining performed by us is in full compliance with our mining plan as approved by the local regulatory agencies. We regularly restore areas that have been exploited by us. The current environmental regulations state that after all mining has ceased (however long that may take), there would still be five years of available time for any necessary recuperation to be performed. Our mining and recovery processing for diamonds and gold does not use any chemical products. Tests are conducted regularly and there are no records of groundwater contamination that has occurred to date.

Employees and Independent Contractors

As of December 31, 2021, we had the equivalent of 11 full-time employees. We also retain consultants to provide specific services deemed necessary. We consider our employee relations to be very good.

Form and Year of Organization & History to Date

We were incorporated in the State of Nevada on December 15, 2011 under the name Flux Technologies, Corp. From inception until December 2012, we were focused on the software business, which was discontinued when the current management team and business focus began.

Legal Proceedings

We are not a party to any material legal proceedings.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Business Risks

Our future performance is difficult to evaluate because we have a limited operating history.

Investors should evaluate an investment in us considering the uncertainties encountered by developing companies. Although we were incorporated in 2011, we began to implement our current business strategy in 2016. Our current business strategy is focused on the exploration of strategic minerals and, through specific subsidiaries, the exploration of iron and gold. While we have had a small amount of revenues from the sales of gold and diamonds mined by us, and currently have a small amount of revenue from the sale of sand mined by us and for construction use, we have not realized any revenues to date from the sale of strategic minerals or iron. Our operating cash flow needs have been financed primarily through debt or equity and not through cash flows derived from our operations. As a result, we have little historical financial and operating information available to help you evaluate and predict our future performance. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

There is substantial doubt about our ability to continue as a going concern.

We have not been profitable and such condition raises substantial doubt about our ability to continue as a going concern. There is uncertainty regarding our ability to implement our business plan and to grow our business to a greater extent than we can with our existing financial resources without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. An economic deposit is a mineral property which can be reasonably expected to generate profits upon extraction and commercialization of its minerals after considering all costs involved. Our property interests are at the exploration stage. Accordingly, it is unlikely that we will realize profits in the short term, and we also cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon development of at least one economic deposit and most likely further exploration and development of other economic deposits, each of which is subject to numerous risk factors.

Further, we cannot assure you that, even if an economic deposit of minerals is located, any of our property interests can be commercially mined. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period which a combination of careful evaluation, experience and knowledge of management may not eliminate. While discovery of additional ore-bearing deposits may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish reserves by drilling and to construct mining and processing facilities at a particular site. It is impossible to ensure that our current exploration programs will result in profitable commercial mining operations. The profitability of our operations will be, in part, related to the cost and success of its exploration and development programs which may be affected by several factors. Additional expenditures are required to establish reserves which are sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are mined and developed.

In addition, exploration-stage projects like ours have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, metal recoveries or cash operating costs will to a large extent be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, as well as future feasibility studies. Actual operating costs and economic returns of all exploration projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations, and cash flows may be negatively affected.

Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.

We are an exploration stage company, and we have no “reserves” as such term is defined by Industry Guide 7. We cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even if we confirm reserves on our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties. Further, our lack of established reserves means that we are uncertain about our ability to generate revenue from our operations.

We face risks related to mining, exploration and mine construction, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on prices of minerals set by global markets and whether our exploration-stage properties can be brought into production. It is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether it will be economically feasible to extract a mineral depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital.

Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

Our long-term success, including the recoverability of the carrying values of our assets, our ability to continue with exploration, development and commissioning and mining activities on our existing projects or to acquire additional projects, will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable minerals and to develop these into profitable mining activities. We cannot assure you that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved from one of our larger projects, we will continue to incur operating and investing net cash outflows associated with among other things maintaining and acquiring exploration properties, undertaking ongoing exploration activities and the development of mines. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.

In order to finance our current operations and future capital needs, we will require additional funds through the issuance of additional equity and/or debt securities. We will continue to seek capital through private placement transactions and by utilizing proceeds available under the Triton Equity Line Agreement. In addition, we intend to sell securities in connection with an uplisting of our common stock to a U.S. stock exchange. Depending on the type and the terms of any financing we pursue, shareholders’ rights and the value of their investment in our shares could be reduced. Any additional equity financing will dilute shareholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

We may be unable to find sources of funding if and when needed, resulting in the failure of our business.

As of today, we need additional equity or debt financing beyond our existing cash to operate. This additional financing may not become available and, if available, may not be available on terms that are acceptable to us. If we do obtain acceptable funding, the terms and conditions of receiving such capital would likely result in further dilution. If we are not successful in raising capital or sufficient capital, we will have to modify our business plans and substantially reduce or eliminate operations, or even seek reorganization. In these events, the holders of our securities could lose a substantial part or all of their investment.

Our ability to manage growth will have an impact on our business, financial condition and results of operations.

Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on several factors, including:

●	our ability to develop existing projects;
●	our ability to identify new projects;
●	our ability to continue to retain and attract skilled personnel;
●	our ability to maintain or enter into relationships with project partners and independent contractors;
●	the results of our exploration programs;
●	the market prices for our minerals;
●	our access to capital; and
●	our ability to enter into agreements for the sale of our minerals.

We may not be successful in upgrading our technical, operational and administrative resources or increasing our internal resources sufficiently to provide certain of the services currently provided by third parties, and we may not be able to maintain or enter into new relationships with project partners and independent contractors on financially attractive terms, if at all. Our inability to achieve or manage growth may materially and adversely affect our business, results of operations and financial condition.

We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.

Our success is largely dependent upon the personal efforts of Marc Fogassa, our Chief Executive Officer and Chairman. Currently he is the only member of our management team that is fluent and fully conversant in both Portuguese, the language of Brazil, and English. The loss of the services of Mr. Fogassa would have a material adverse effect on our business and prospects. We maintain key-man life insurance on the life of Mr. Fogassa. See “Management.”

Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

Our ability to recruit and assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees, which may adversely affect our plans.

Certain executive officers and directors may be in a position of conflict of interest.

Marc Fogassa, our Chief Executive and Chairman, also serves as chief executive officer and director of Apollo Resources Corporation (“Apollo Resources”) and Jupiter Gold Corporation (“Jupiter Gold”). Joel Monteiro, Esq., one of our officers, is a director in both Apollo Resources and Jupiter Gold. Areli Nogueira, one of our officers, is a director in Jupiter Gold. We have partial equity ownership in both Apollo Resources and Jupiter Gold. There exists the possibility that one or more of these individuals, or others, may in the future be in a position of conflict of interest. Any decision made by such persons involving us will be made in accordance with their duties and obligations to deal fairly and in good faith with us and such other companies. In addition, any such officer or directors will declare, and refrain from voting on, any matter in which they may have a material interest.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management’s plan to fund its capital requirements and ongoing operations include the generation of revenue from its mining operations and projects. Management’s secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company, or common stock in Apollo Resources and Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

Regulatory and Industry Risks

The mining industry subjects us to several risks.

In our operations, we are subject to the risks normally encountered in the mining industry, such as:

●	the discovery of unusual or unexpected geological formations;
●	accidental fires, floods, earthquakes or other natural disasters;
●	unplanned power outages and water shortages;
●	controlling water and other similar mining hazards;
●	operating labor disruptions and labor disputes;
●	the ability to obtain suitable or adequate machinery, equipment, or labor;
●	our liability for pollution or other hazards; and
●	other known and unknown risks involved in the conduct of exploration and operation of mines.

The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

Our mineral projects will be subject to significant governmental regulations.

Mining activities in Brazil are subject to extensive federal, state, and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation costs, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations can be substantial. In addition, changes in such laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could result in unanticipated capital expenditures, expenses, or restrictions on, or suspensions of our operations and delays in the development of our properties.

We will be required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

We are required to obtain and renew governmental permits for our exploration activities and, prior to developing or mining any mineralization that we discover, we will be required to obtain new governmental permits. Obtaining and renewing governmental permits is a complex, costly and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary to our planned operations or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development or operation of our properties, which in turn could materially adversely affect our future revenues and profitability. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our activities.

Private parties, such as environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits involves numerous jurisdictions, public hearings and possibly costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards, and the rules on land development and reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. In connection with our current exploration activities or with our prior mining operations, we may incur environmental costs that could have a material adverse effect on our financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently own or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. We cannot assure you that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows.

Our operations face substantial regulation of health and safety.

Our operations are subject to extensive and complex laws and regulations governing worker health and safety across our operating regions and our failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

Our mines are inspected on a regular basis by government regulators who may issue citations and orders when they believe a violation has occurred under local mining regulations. If inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures.

In addition to potential government restrictions and regulatory fines, penalties or sanctions, our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Our operations are subject to extensive environmental laws and regulations.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our closure processes and operations.

Increased global attention or regulation of consumption of water by industrial activities, as well as water quality discharge, and on restricting or prohibiting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

Mineral prices are subject to unpredictable fluctuations.

Portions of our revenues may come from the extraction and sale of minerals. The price of minerals may fluctuate widely and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the price of minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

Country and Currency Risks

Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil’s current mining environment may slow down or alter our business prospects. Further, countries in which we may wish to sell our mined minerals may impose special taxes, tariffs, or otherwise place limits and controls on consumption of our mined minerals.

The perception of Brazil by the international community may affect us.

Brazil’s political environment and its environmental policies, in particular the preservation of the Amazon rain forest, are continuously scrutinized by the global media. If Brazil’s situation or policies are perceived as being inadequate, we may lose the interest of investor groups or potential buyers of our minerals, which will have a negative impact on us.

Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Our reporting currency is the U.S. dollar; however, we conduct our business in Brazil utilizing the Brazilian real. A large portion of our operating expenses are incurred in Brazilian real. An appreciation of the Brazilian real against the U.S. dollar would increase our costs in U.S. dollar terms. Our consolidated financials are directly impacted by movements in the Brazilian real to U.S. dollar exchange rate.

While not expected, Brazil may choose to adopt measures to restrict the entry of U.S. dollars or the repatriation of capital across borders. These measures would have a number of negative effects on us, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses, and the ability to repatriate any profits.

Common Stock Risks

Our common stock price may be volatile.

The market price of our common stock has been and is likely to continue to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to grow revenues;
●	our ability to achieve profitability;
●	our ability to raise capital when needed;
●	our ability to execute our business plan;
●	legislative, regulatory, and competitive developments; and
●	economic and external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of any company. These market fluctuations may also materially and adversely affect the market price of our common stock regardless of our actual operations and the results from those operations.

There is no assurance that an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock.

Since we became a publicly traded company in April 2012, there has been a limited public market for shares of our common stock on the OTCQB. Until our common stock is listed on that market or a broader exchange, we anticipate that it will remain quoted on the OTCQB. In that venue, investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect liquidity. This could also make it more difficult to raise additional capital.

We cannot predict the extent to which investor interest in our Company will lead to the development of a more active trading market on the OTCQB, whether we will ever meet the initial listing standards of the Nasdaq Capital Market, NYSE American, or other similar national securities exchange, or how liquid that market might become.

Our common stock is currently defined as “penny stock” and the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our common stock currently trades below $5 and is therefore defined as a “penny stock” under the Securities Exchange Act of 1934 (the “Exchange Act”). The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may consequently affect a stockholder’s ability to resell any of our shares in the public markets.

We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

We have never paid a dividend and we do not have any plans to pay dividends in the foreseeable future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including future earnings, if any, our capital requirements and general financial condition, and other factors. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur or may occur only over a longer timeframe.

We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute your ownership.

We may largely finance our operations by issuing equity securities, which may materially reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on ownership interest of existing common stockholders, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our Common Stock. The holders of any debt securities or instruments that we may issue could have rights superior to the rights of our common stockholders.

Our Series A Preferred Stock has the effect of concentrating voting control over us in Marc Fogassa, our Chief Executive Officer and Chairman.

One share of our Series A Preferred Stock is issued, outstanding and held since 2012 by Marc Fogassa, our Chief Executive Officer and Chairman. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock and any other class or series of capital stock entitled to vote with the common stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. As a result, you may have limited ability to impact our operations and activities.

Marc Fogassa, our Chief Executive Officer and member of our Board of Directors, owns greater than 50% of the Company’s voting securities, which will cause us to be deemed a “controlled company” under the rules of Nasdaq or NYSE.

As a result of his ownership of all issued and outstanding shares of our Series A Preferred Stock, Mr. Fogassa, our Chief Executive Officer and member of our Board of Directors, holds more than 50% of our voting securities, and as such, we are a “controlled company” under the rules of Nasdaq or NYSE.

As a “controlled company,” we may elect to rely on some or all of these exemptions, and we currently intend to take advantage of all of these exemptions. Accordingly, should the interests of Mr. Fogassa differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq or NYSE corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our stock price may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially and will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities. Factors that could cause fluctuations in the trading price of our common stock include:

●	changes to our industry, including demand and regulations;
●	failure to achieve commercial extraction of mineral deposits from any of our properties;
●	absence of any reserves contained within our properties, and loss of any funds spent on exploration and evaluation;
●	we may not be able to compete successfully against current and future competitors;
●	competitive pricing pressures;
●	our ability to obtain working capital financing as required;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	any major change in our management;
●	changes in accounting standards, procedures, guidelines, interpretations or principals; and
●	economic, geo-political and other external factors, particularly within the country of Brazil.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance.

Further, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

You will experience dilution as a result of future equity offerings.

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a future financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and potentially substantial dilution will occur.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment will likely be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Since we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, stock price appreciation, if any, will be your sole source of gain.

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, appreciation, if any, in the market price of our common stock will be your sole source of gain for the foreseeable future.

We may need additional capital, and we may be unable to obtain such capital in a timely manner or on acceptable terms, or at all. Furthermore, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

To grow our business and remain competitive, we may require additional capital from time to time for our daily operation. Our ability to obtain additional capital is subject to a variety of uncertainties, including:

●	our market position and competitiveness in our industry;
●	our ability to prove reserves in each of our properties and, ultimately, commence commercial extraction on each of our properties;
●	our future profitability, overall financial condition, results of operations and cash flows; and
●	economic, political and other conditions in the U.S., Brazil and other international jurisdictions.

We may be unable to obtain additional capital in a timely manner or on acceptable terms or at all. In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

Our existing stockholders have substantial influence over our company and their interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their securities.

As of the date of this Report, certain stockholders control the voting power in us, including management. As a result, these stockholders have substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of our Company and may reduce the price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mineral Properties

Our lithium projects are listed in the following table with respective maps below.

Mineral	Name	Location in Brazil	Total Area (acres)
Lithium	Minas Gerais Lithium Project	State of Minas Gerais	45,456
Lithium	Northeastern Brazil Lithium Project	States of Paraíba and Rio Grande do Norte	14,621

Our other strategic minerals properties are listed in the following table with respective maps below.

Mineral(s)	Name	Location in Brazil	Total Area (acres)
Rare Earths	Rare Earths I Properties	States of Goiás and Tocantins	11,001
Rare Earths	Rare Earths II Properties	State of Bahia	19,009
Titanium	Titanium Properties	State of Minas Gerais	22,050
Graphite	Graphite Properties	State of Minas Gerais	14,507
Nickel, Cobalt	Nickel/Cobalt I Properties	State of Goiás	5,961
Nickel, Cobalt	Nickel/Cobalt II Properties	State of Piauí	1,548

Our alluvial gold and diamonds, and industrial sand properties are listed in the following table with respective maps below.

Mineral(s)	Name	Location in Brazil	Total Area (acres)
Alluvial Gold and Diamonds	Alluvial Gold and Diamonds Mine	State of Minas Gerais	23,088
Industrial Sand	Industrial Sand Mine I & Mine II	State of Minas Gerais	1,128

Maps of Our Properties

Map Above: Minas Gerais Lithium Project

Map Above: Northeastern Brazil Lithium Project

Map Above: Rare Earths I Properties

Map Above: Rare Earths II Properties

Map Above: Titanium Properties

21

Map Above: Graphite Properties

Map Above: Nickel/Cobalt I Properties

22

Map Above: Nickel/Cobalt II Properties

Map Above: Titanium Properties

23

Map Above: Alluvial Gold and Diamond Properties

Map Above: Industrial Sand Properties

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Our common stock is traded under the symbol “BMIX” and quotations for our common stock are available on otcmarkets.com. The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2020 and 2021.

	Year Ended
Quarters	December 31, 2020
	High	Low
2020
First (01/01-03/31)	$0.0018	$0.0009
Second (04/01-06/30)	$0.0021	$0.0008
Third (07/01-09/30)	$0.0019	$0.0008
Fourth (10/01-12/31)	$0.0027	$0.0007

	Year Ended
Quarters	December 31, 2021
	High	Low
2021
First (01/01-03/31)	$0.1000	$0.0014
Second (04/01-06/30)	$0.0225	$0.0119
Third (07/01-09/30)	$0.0152	$0.0090
Fourth (10/01-12/31)	$0.0150	$0.0071

As of March, 2022, we had 202 holders of record of our common stock as such term is defined in SEC rules, according to records maintained by our transfer agent.

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

Overview

Brazil Minerals, Inc. (“Brazil Minerals”, the “Company”, “we”, “us”, or “our”) is a U.S. mineral exploration and mining company with projects and properties in essentially all battery metals to power the Green Energy Revolution – lithium, rare earths, graphite, nickel, cobalt, and titanium. Our current focus is on developing our hard-rock lithium project located in a premier pegmatitic district in Brazil – as lithium is essential for batteries in electric vehicles. Additionally, through subsidiaries, we participate in iron, gold, and quartzite projects. We also own multiple mining concessions for gold, diamond, and industrial sand.

All of our mineral projects and properties are located in Brazil and, as of the date of this Report, our mineral rights portfolio for battery metals includes approximately 60,077 acres (243 km2) for lithium, 30,009 acres (121 km2) for rare earths, 22,050 acres (89 km2) for titanium, 14,507 acres (59 km2) for graphite, and 7,509 acres (30 km2) for nickel and cobalt We believe we are among the largest listed companies by size and breadth in exploration projects for strategic minerals in Brazil, a premier mineral jurisdiction.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to a large, publicly traded competitor. Our Minas Gerais Lithium Project is our largest endeavor and consists of 44 mineral rights spread over 45,456 acres (184 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. In general, lithium derived from pegmatites is less costly to purify for uses in high technology applications than lithium obtained from brine. Such applications include the battery supply chain for electric vehicles (“EVs”), an area of expected high growth for the next several decades.

We believe that we can materially increase our value by the acceleration of our exploratory work and quantification of our lithium mineralization. Our initial commercial goal is to be able to enter production of lithium-bearing concentrate, a product which is highly sought after in the battery supply chain for EVs.

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as rare earths, titanium, nickel, and cobalt. Our goal is to become “the Mineral Resources Company for the Green Energy Revolution”. We believe that the shift from fossil fuels to battery power will yield long-term opportunities for us not only in lithium but also in such other minerals.

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds. Historically we have had revenues from mining and selling gold and diamonds. More recently we have had revenues from mining and selling industrial sand for the local construction industry, which is at the time of this Report our primary source of revenues. Such endeavors have given us the critical management experience needed to take early-stage projects in Brazil from the exploration phase through successful licensing from regulators and to revenues.

As of the date of this Report we also own 46.17% of the common shares of Apollo Resources Corporation (“Apollo Resources”), a private company currently primarily focused on the development of its initial iron mine, expected to start operations and revenues in early 2023.

As of the date of this Report, we also own approximately 24.56% of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the development of gold projects and of a quartzite mine, and whose common shares are quoted on the OTCQB under the symbol “JUPGF”. The quartzite mine is expected to start operations and revenues in 2022.

The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under USGAAP.

As the “Mineral Resources Company for the Green Energy Revolution” we are deeply committed to Environmental, Social, and Corporate Governance (“ESG”) causes. We have an ESG Chief who coordinates our efforts in these important matters. Within the last few years, we planted more than 6,000 trees of diverse types for the benefit of local populations in areas in which we operate and constructed over 1,000 small retention walls to preserve and enhance dirt access roads used by such communities. Separately, many of our work needs have been specifically delegated to firms owned or managed by women and minorities.

Results of Operations

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020

Revenue for the year ended December 31, 2021, totaled $10,232, compared to revenue of $23,446 during the year ended December 31, 2020, representing a decrease of 56.4%. Such revenue was comprised solely of sales of industrial sand that we mine in one of our mineral rights. The decrease in revnues was attributable to less demand due to prolonged covid-19 pandemic restrictions in Brazil, resulting in less demand.

Cost of goods sold for the year ended December 31, 2021, totaled $245,810, as compared to cost of goods sold of $129,943 during the year ended December 31, 2020, representing an increase of 89.2%. Cost of goods sold is primarily comprised of labor, fuel, repairs and maintenance on our mining equipment and write down of inventory of $135,656.

Gross loss for the year ended December 31, 2021, totaled $235,578, compared to gross loss of $106,497 during the year ended December 31, 2020 representing an increase of 121.2%.

Operating expenses for the year ended December 31, 2021, totaled $3,280,514, compared to operating expenses of $1,175,056 during the year ended December 31, 2020 representing an increase of 179.2%. The increase was mostly due to general and administrative expenses related to public company costs and increased financing efforts, and non-cash stock-based compensation from issuances of stock options to officers and directors.

Other expenses for the year ended December 31, 2021 totaled $509,374, compared to other expenses of $264,482 during the year ended December 31, 2020 representing an increase of 92.6%. The Company realized an increase in interest expense on promissory notes due to amortization debt discounts during the year ended December 31, 2021. Additionally, the Company recorded a $224,812 loss on the extinguishment of debt related to common stock purchase warrants issued in a settlement with a noteholder during the year ended December 31, 2021.

As a result, we incurred a net loss attributable to our stockholders of $2,772,358, or $0.00 per share, for the year ended December 31, 2021, compared to a net loss attributable to our stockholders of $1,141,663, or $0.00 per share, during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $22,776 and a working capital deficit of $800,253, compared to cash and cash equivalents of $253,598 and a working capital deficit of $2,021,744 as of December 31, 2020. Despite the decrease in cash and cash equivalents, the substantial improvement on working capital deficit is a result of the Company’s efforts torwards improving debt position. All convertible debt has been removed from the Company’s books as of December 31, 2021.

Net cash used in operating activities totaled $1,914,503 for the year ended December 31, 2021, compared to net cash used of $996,781 during the year ended December 31, 2020 representing an increase in cash used of $917,722 or 92%.

Net cash used in investing activities totaled $288,761 for the year ended December 31, 2021, compared to net cash used of $13,643 during the year ended December 31, 2020 representing an increase in cash used of $275,118 or 2,016%.

Net cash provided by financing activities totaled $1,789,938 for the year ended December 31, 2021, compared to $1,104,549 during the year ended December 31, 2020 representing an increase in cash provided of $685,389 or 62.1%.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management’s plan to fund its capital requirements and ongoing operations include the generation of revenue from its mining operations and projects. Management’s secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company, or common stock in Apollo Resources and Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2021, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

As of December 31, 2021 and 2020, our derivative liabilities were considered a level 2 liability. We do not have any level 3 assets or liabilities.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2021 and 2020, we did not recognize any impairment losses related to mineral properties held.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2021. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2021 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Report, concerning our directors and executive officers:

Name	Age	Position
Marc Fogassa	55	Chairman, Chief Executive Officer
Ambassador Robert Noriega	62	Independent Director, Member of the Audit Committee
Cassiopeia Olson, Esq.	44	Independent Director, Member of the Audit Committee
Stephen R. Petersen, CFA	65	Independent Director, Member of the Audit Committee
Gustavo Pereira de Aguiar	39	Chief Financial Officer, Treasurer, Principal Accounting Officer
Brian W. Bernier	63	Vice-President, Corporate Development and Investor Relations
Joel de Paiva Monteiro, Esq.	31	Chief of Environmental, Social and Corporate Governance (ESG), Vice-President, Administration and Operations, and Secretary
Volodymyr Myadzel, PhD, Geol.	46	Senior Vice-President, Geology
Areli Nogueira da Silva Júnior, Geol.	41	Vice-President, Mineral Exploration

Marc Fogassa, age 55, has been a director and our Chairman and Chief Executive Officer since 2012. He has extensive experience in venture capital and public company chief executive management. He has served on boards of directors of multiple private companies in various industries, and has been invited to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master of Business Administration degree in 1999 with Second-Year Honors. At Harvard Business School, he was Co-President of the Venture Capital and Private Equity Club. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. Mr. Fogassa is also the Chairman and Chief Executive Officer of Jupiter Gold Corporation, and Chairman and Chief Executive Officer of Apollo Resources Corporation, two companies in which we own equity positions.

Ambassador Roger Noriega, age 62, has been an independent director since 2012, and member of the Audit Committee of the Board of Directors since 2021. He has extensive experience in Latin America. Amb. Noriega was appointed by President George W. Bush and confirmed by the U.S. Senate as U.S. Assistant Secretary of State and served from 2003 to 2005. In that capacity, Amb. Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Amb. Noriega served as U.S. Ambassador to the Organization of American States from 2001 to 2003. Since 2009, Amb. Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Amb. Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas.

Cassiopeia Olson, Esq., age 44, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 2021. She is an attorney with extensive experience in international contracts and venture negotiations. She has represented or engaged in transactions with leading companies, including Credit Suisse, UBS, Apollo Group, Universal Music Group, Sony, Chrysler/Jeep, Stella Artois, Miller Brewing Company, General Motors, McDonald’s, Verizon, among others. From 2013 to 2017, Ms. Olson was at Brighton Capital Ltd, and from 2017 to January, 2021, she was an attorney with Kaplowitz Firm, PC. Since February, 2021, Ms. Olson has been an attorney with Ellenoff Grossman & Schole LP. She received a B.A. in Economics and Finance from Loyola University in Chicago, and a J.D. from The John Marshall School of Law.

Stephen R. Petersen, CFA, age 65, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 202. Mr. Petersen over 40 years of experience in the capital markets and investment management. Since 2013, he has been a Managing Director and member of the Investment Committee at Prio Wealth, an independent investment management firm with over $3 billion in assets under management. Previously, Mr. Petersen served as Senior Vice President, Investments at Fidelity Investments for approximately 32 years. During his tenure at Fidelity, Mr. Petersen served as a Portfolio Manager and Group Leader of The Fidelity Management Trust Company and was responsible for managing several equity income and balanced mutual funds such as Fidelity Equity Income Fund (1993-2011), Fidelity Balanced Fund (1996-1997), Fidelity VIP Equity-Income Fund (1997-2011), Fidelity Puritan Fund (2000-2007), Fidelity Advisor Equity-Income Fund (2009-2011), and Fidelity Equity-Income II (2009-2011). He began his career at Fidelity as an Equity Analyst. Mr. Petersen received a B.B.A. in Finance and an M.S. in Finance from the University of Wisconsin-Madison. Mr. Petersen serves on the Board of the University of Wisconsin Foundation and Chairs its Investment Committee. He also is Co-Chair of the Executive Committee for the Catholic Schools Foundation Inner-City Scholarship Fund. Mr. Petersen is a Chartered Financial Analyst.

Gustavo Pereira de Aguiar, age 39, has been our Chief Financial Officer, Principal Accounting Officer, and Treasurer since 2022. From 2016 until 2022, Mr. Aguiar was the Controller of Jaguar Mining, Inc., a Canadian publicly traded company with two producing gold mines in the state of Minas Gerais in Brazil and current market capitalization of approximately $270 million. From 2013 to 2016, Mr. Aguiar was Controller at Grupo Orguel, an enterprise in the construction equipment rental sector in Brazil which received funding from Carlyle, a U.S. private equity group, and from 2010 to 2013, Mr. Aguiar worked at Mirabella Mineração, which at the time was developing its nickel project in the state of Bahia in Brazil. From 2006 to 2010, Mr. Aguiar was an auditor with Deloitte in Brazil. Mr. Aguiar has undergraduate degrees in Business Administration and in Accounting from Universidade FUMEC in Brazil. He has an executive MBA and further post-graduate education in finance from Fundação Dom Cabral in Brazil. Mr. Aguiar is fluent in Portuguese and English and is a licensed accountant in Brazil.

Brian W. Bernier, age 63, has been our Vice-President, Corporate Development and Investor Relations since 2019. From 2010 to 2017, Mr. Bernier was at Four Spring Capital Trust, and from 2017 to 2019, he was at Noble Capital Markets. Mr. Bernier graduated with a degree in Management from Boston University.

Joel de Paiva Monteiro, Esq., age 31, has our Vice-President, Administration and Operations, since 2020, and our Chief of Environmental, Social, and Corporate Governance (“ESG”) matters since 2021. Previously he was a partner of the Brazilian law firm PRA Advogados with three offices and headquarters in Belo Horizonte, state of Minas Gerais. Mr. Monteiro has worked with all aspects of Brazilian business law and has extensive experience in a wide range of areas from strategic business planning to litigation. His prior clients included large corporations in a variety of economic sectors in diverse states in Brazil. Mr. Monteiro has a law degree from the Milton Campos Faculty in Belo Horizonte, Brazil. Subsequently he achieved a post-graduate degree in Business and Civil Law from the Pontifical Catholic University of Minas Gerais. Mr. Monteiro is also a director of Jupiter Gold Corporation and of Apollo Resources Corporation, two companies in which we own equity positions.

Volodymyr Myadzel, PhD, Geol., age 46, has been a consultant to us since 2021 and became our Senior Vice-President, Geology, in 2022. Under Regulation S-K 1300, he is a Qualified Person for lithium, iron, and gold, among other minerals. Mr. Myadzel is a geologist with over 23 years’ experience acquired in mines and projects in Russia, Ukraine, Guinea, Uruguay, and Brazil in a variety of minerals including lithium, iron, and gold. His primary expertise entails geological modeling, resource estimation, and QA/QC analysis. Mr. Myadzel has extensive experience in auditing mineral projects on behalf of investors or acquiring companies. He is a principal at VMG Consultoria e Soluções Ltda, a company that has provided geological expertise to large global companies with mines and projects in Brazil. Mr. Myadzel received Bachelor and Master degrees in Geological Engineering and a PhD degree in Geology, all from Kryvyi Rih National University in Ukraine.

Areli Nogueira da Silva Júnior, Geol., age 41, has been a consultant to us since 2018 and became our Vice-President, Mineral Exploration, in 2021. Under Regulation S-K 1300, he is a Qualified Person for lithium, iron, and gold, He is the Founder and was the Chief Technical Officer of MineXplore, a consultancy focused on mineral rights in Brazil. Mr. da Silva Júnior has been a consultant geologist with GeoEspinhaço, a firm that undertakes geological studies in a variety of minerals across Brazil. Mr. da Silva Júnior has also been a college faculty member teaching geology. Previously, he worked at the Brazilian mining department and before that as a geologist at Usiminas Mineração. Mr. da Silva Júnior has a Master of Geology degree from the Federal University of Rio de Janeiro, and an undergraduate degree in Geological Engineering from the School of Mines of the Federal University of Ouro Preto, the oldest mining college in Brazil. Mr. da Silva is also a director of Jupiter Gold Corporation, a company in which we own an equity position.

Board Composition

Our Board of Directors is composed of four members, Ambassador Roger Noriega, Cassiopeia Olson, Esq., Stephen R. Petersen, CFA, and Marc Fogassa.

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

Director Independence

Our Board of Directors has determined that Ambassador Roger Noriega, Cassiopeia Olson, Esq., and Stephen R. Petersen, CFA are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2).

Audit Committee Financial Expert

Our director Mr. Stephen R. Petersen, CFA, is an independent member of our Audit Committee who qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-K.

Code of Ethics

We have a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer.

Item 11. Executive Compensation.

Management Compensation

The following table sets forth information concerning cash and non-cash compensation paid by us to our chief executive officer for each of the two years ended December 31, 2020, and 2021. No employee or independent contractor received compensation in excess of $100,000 for either of those two years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Fogassa, Chairman and	12/31/2021	—	—	—	901,940	—	—	—	901,940
Chief Executive Officer	12/31/2020	37,500	—	—	—	—	—	—	37,500

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2021 to our Chief Executive Officer calculated in accordance with FASB ASC Topic 718. Please see Note 7 to the consolidated financial statements for the year ended December 31, 2020 contained in this Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718.

On January 7, 2021, we filed a Current Report on Form 8-K indicating that on December 31, 2020, our Board approved an amendment and restatement of the employment agreement between the Company and Marc Fogassa, its chief executive officer. The material changes in the agreement are as follows. Under the prior agreement, Mr. Fogassa had the right to receive an annual cash salary of $250,000 per annum. Under the amended and restated agreement, Mr. Fogassa will not receive any cash as salary. Instead, he will be granted each month ten-year non-qualified stock options to purchase up to 25 million shares of our common stock at an exercise price equal to $0.00001 per share, such price and shares being subject to customary adjustments for any dividends, etc. If and when such options are exercised, the stock to be received will be restricted by the provisions of Rule 144, which currently limits any sales of affiliates with respect to the Company to 1% of the total outstanding shares per every 90-day period. In addition, the amended and restated agreement contains a provision which states that, if there is growth of our shareholder equity or book value above a high-water mark, calculated one time per year, then and only then Mr. Fogassa will receive a performance bonus payable half in cash and half in our common stock. The amended and restated employment agreement between Mr. Fogassa and the Company is filed as an exhibit to this Report.

On September 17, 2021, we filed a Current Report on Form 8-K indicating that on September 15, 2021, our Board approved resolutions that allow directors the choice to direct the option compensation described in the Board resolutions dated December 31, 2020 (the “2020 Resolutions”, reported in the Form 8-K filed with the Securities and Exchange Commission on January 7, 2021) to either options to purchase Common Stock as originally described in the 2020 Resolutions or to an equivalent number of options to purchase Series D Convertible Preferred Stock.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2021, that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the compensation table above. We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table. No other or additional compensation for services were paid to any of the directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($)	Total ($)
Ambassador Roger Noriega	—	160,276		160,276
Cassi Olson, Esq.	1,000	16,762		17,772
Stephen Petersen, CFA	500	26,691		27,191

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2021 to each director calculated in accordance with FASB ASC Topic 718. Please see Note 7 to the consolidated financial statements for the year ended December 31, 2020 contained in this Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718.

On December 31, 2020, our Board of Directors approved an amendment and restatement of the compensation agreement between the Company and Ambassador Roger Noriega, its independent director. The material change in the agreement is as follows. Under the prior agreement, Ambassador had the right to receive an annual compensation of $50,000 payable quarterly through the issuance of such number of five-year options on our common stock as needed to make their Black-Scholes aggregate valuation equal to $12,500; such options had a strike price equal to the average market price of the common stock during such quarter. Under the amended and restated agreement, Ambassador Noriega will receive, on a quarterly basis, ten-year non-qualified stock options to purchase up to 15 million shares of our common stock at an exercise price equal to $0.00001 per share, such price and shares being subject to customary adjustments for any dividends, etc. If and when such options are exercised, the stock to be received will be restricted by the provisions of Rule 144, which currently limits any sales of affiliates with respect to the Company to 1% of the total outstanding shares per every 90-day period.

On September 17, 2021, we filed a Current Report on Form 8-K indicating that on September 15, 2021, our Board approved resolutions that allow directors the choice to direct the option compensation described in the Board resolutions dated December 31, 2020 (the “2020 Resolutions”, reported in the Form 8-K filed with the Securities and Exchange Commission on January 7, 2021) to either options to purchase Common Stock as originally described in the 2020 Resolutions or to an equivalent number of options to purchase Series D Convertible Preferred Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information tables prepared in accordance with Section 13d-3 of the Securities Exchange Act of 1934, as amended, for the determination of beneficial owner set forth certain information regarding our Common Stock owned as of the date of this Report, by: (i) each person who is known by us to own beneficially more than 5% of its outstanding Common Stock; (ii) each director and officer; and (iii) all officers and directors as a group.

Name and Address (1)	Office	Shares Owned		Percent of Class (2)
Common Stock

Marc Fogassa	Chief Executive Officer and Chairman	2,704,799,053	(3)	48.36%

Ambassador Roger Noriega	Director	172,578,096	(4)	5.37%

Cassiopeia Olson, Esq.	Director	2,000,000	(5)	0.06%

Stephen Petersen, CFA	Director	2,000,000	(5)	0.06%

Gustavo Pereira de Aguiar	Chief Financial Officer, Principal Accounting Officer, and Treasurer	0		0.0%

Brian W. Bernier	Vice-President, Corporate Development	29,960,723		0.95%

Joel Monteiro, Esq.	Chief of Environmental, Social and Corporate Governance (ESG), Vice-President, Administration and Operations, and Secretary	9,290,151		0.29%

Volodymyr Myadzel, PhD, Geol.	Senior Vice-President, Geology	0		0.0%

Areli Nogueira, Geol.	Vice-President, Mineral Exploration	2,779,627		0.09%

All executive officers and directors (9 people)		2,922,112,008		51.64%

(1) The mailing address of each of the officers and directors as set forth above is c/o Brazil Minerals, Inc., 433 North Camden Drive, Suite 810, Beverly Hills, CA 90212.

(2) As of January 21, 2022, 3,153,007,115 shares of our common stock were issued and outstanding.

(3) Includes 79,198,982 shares of our common stock owned by entities controlled by Marc Fogassa and 2,440,060,001 shares of our common stock which may be issued upon the conversion of Series A Preferred Stock and Series D Preferred Stock into common stock.

(4) Includes 2,140,060,000 shares of our common stock which may be issued upon the conversion of Series D Preferred Stock into common stock.

(5) Includes 4,000,000 shares of our common stock which may be issued upon the exercise of stock options on common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We believe that Ambassador Roger Noriega, Cassiopeia Olson, Esq, and Stephen Petersen, CFA, are “independent” as such term is defined with respect to directors by the NASDAQ Stock Market Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

In December 2021, the Company engaged BF Borgers CPA PC (“Borgers”) as the Company’s independent registered public accounting firm for the audit of the Company’s financial statements as of December 31, 2021. Borgers was also retained as the Company’s independent registered public accounting firm for the audit of the Company’s financial statements as of December 31, 2020. The fee that was billed by Borgers for the audit of our financial statements as of December 31, 2020 and for quarterly reviews during such year was $44,820. The Company expects that the total fees payable to Borgers for the audit of the Company’s financial statements and for quarterly reviews during the year ended December 31, 2021 will be $44,820.

Audit-Related Fees

During 2020 or 2021, there were no fees paid to Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to us by Borgers in 2020 or 2021.

Pre-Approval Policies and Procedures

Engagement of accounting services by us is not made pursuant to any pre-approval policies and procedures. Rather, we believe that our accounting firm is independent because all of its engagements by us are approved by the Audit Committee of our Board of Directors prior to any such engagement.

Our Audit Committee will meet periodically to review and approve the scope of the services to be provided to us by its independent registered public accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of our independent registered public accounting firm to perform audit and permissible non-audit services for us, such as quarterly financial reviews, tax matters, and consultation on new accounting and disclosure standards.

Before the auditors are engaged to provide those services, our Chief Financial Officer will make a recommendation to the Audit Committee regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Audit Committee, the independent registered public accounting firm and/or management shall periodically report to the Audit Committee regarding the extent of services being provided by the independent registered public accounting firm, and the fees for the services performed to date.

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

DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Brazil Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brazil Minerals, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

March 25, 2022

BRAZIL MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$22,776	$253,598
Accounts receivable	1,401	20,106
Taxes recoverable	16,507	17,726
Inventory	-	11,676
Deposits and advances	17,246	2,039
Total current assets	57,930	305,145
Property and equipment, net	53,827	89,276
Intangible assets, net	1,302,440	407,467
Equity investments	150,000	150,000
Total assets	$1,564,197	$951,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$988,238	$652,119
Convertible notes payable	-	872,720
Loans payable	-	235,308
Related party notes and other payables	10,167	566,743
Total current liabilities	998,405	2,326,890
Other noncurrent liabilities	108,926	121,250
Total liabilities	1,107,331	2,448,140

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 and 0 shares as of December 31, 2021 and December 31, 2020, respectively	214	-
Common stock, $0.001 par value. 3,250,000,000 shares authorized; 3,109,178,852 and 1,997,930,297 shares as of December 31, 2021 and December 31, 2020, respectively	3,109,179	1,997,930
Additional paid-in capital	51,466,376	47,489,116
Accumulated other comprehensive loss	(712,810)	(775,113)
Accumulated deficit	(54,957,429)	(52,185,071)
Total Brazil Minerals, Inc. stockholders’ deficit	(1,094,469)	(3,473,137)
Non-controlling interest	1,551,335	1,976,885
Total stockholders’ equity (deficit)	456,866	(1,496,252)
Total liabilities and stockholders’ deficit	$1,564,197	$951,888

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years ended December 31
	2021	2020

Revenue	$10,232	$23,446
Cost of revenue	245,810	129,943
Gross loss	(235,578)	(106,497)
Operating expenses
Professional fees	259,547	170,071
General and administrative	1,114,061	551,584
Compensation and related costs	436,560	329,044
Stock based compensation	1,470,346	124,357
Total operating expenses	3,280,514	1,175,056
Loss from operations	(3,516,092)	(1,281,553)
Other expense (income)
Interest on promissory notes	240,760	178,043
Amortization of debt discounts and other fees	12,839	249,270
Extinguishment of debt	255,991	-
Forgiveness of accrued interest payable on note payable	-	(238,151)
Loss on share exchange agreement with related party	-	76,926
Other expense (income)	(217)	(1,606)
Total other expense	509,373	264,482
Loss before provision for income taxes	(4,025,465)	(1,546,035)
Provision for income taxes	-	-
Net loss	(4,025,465)	(1,546,035)
Loss attributable to non-controlling interest	(1,253,107)	(404,372)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(2,772,358)	$(1,141,663)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	2,767,248,003	1,271,251,526

Comprehensive loss:
Net loss	$(4,025,465)	$(1,546,035)
Foreign currency translation adjustment	197,037	(134,914)
Comprehensive loss	(3,828,428)	(1,680,949)
Comprehensive loss attributable to noncontrolling interests	(1,258,595)	(345,130)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(2,569,833)	$(1,335,819)

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2019	1	$1	-	$-	-	$-	-	$-	1,132,435,380	$1,132,435	$47,724,570	$(580,957)	$(51,043,408)	$1,446,715	$(1,320,644)
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	420,000,000	420,000	(100,000)	-	-	-	320,000
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	-	-	-	-	161,636,427	161,636	(161,636)	-	-	-	-
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	-	-	-	-	32,565,515	32,566	11,092	-	-	-	43,658
Issuance of common stock in connection with share exchange agreement with related party	-	-	-	-	-	-	-	-	53,947,368	53,947	22,979	-	-	-	76,926
Issuance of common stock to related parties in lieu of cash for loans payable and other accrued obligations	-	-	-	-	-	-	-	-	200,000	200	80	-	-	-	280
Conversion of convertible debenture (s) and other indebtedness into common stock	-	-	-	-	-	-	-	-	397,145,607	397,146	(232,326)	-	-	-	164,820
Exchange of common stock for Jupiter Gold common stock	-	-	-	-	-	-	-	-	(200,000,000)	(200,000)	100,000	-	-	100,000	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-	124,357	-	-	-	124,357
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(194,156)	-	59,242	(134,914)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	525,000	525,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	250,300	250,300
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,141,663)	(404,372)	(1,546,035)

Balance, December 31, 2020	1	$1	-	$-	-	$-	-	$-	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Conversion of related party convertible notes and other indebtedness into Series D preferred stock	-	-	-	-	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	174,019,679	174,020	766,989	-	-	-	941,009
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	-	-	-	-	396,917,702	396,917	(246,917)	-	-	70,700	220,700
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	-	-	-	-	16,600,539	16,601	148,934	-	-	31,845	197,380
Issuance of common stock warrants in connection with the issuance of convertible debenture(s)	-	-	-	-	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible debenture(s) and other indebtedness into common stock	-	-	-	-	-	-	-	-	523,710,635	523,711	839,277	-	-	-	1,362,988
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,470,346	-	-	-	1,470,346
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	62,303	-	(5,488)	56,815
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-	-	-	612,500	612,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,772,358)	(1,253,107)	(4,025,465)

Balance, December 31, 2021	1	$1	-	$-	-	$-	214,006	$214	3,109,178,852	$3,109,179	$51,466,376	$(712,810)	$(54,957,429)	$1,551,335	$456,866

The accompanying notes are an integral part of the consolidated financial statements.

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years ended December 31
	2021	2020

Cash flows from operating activities of continuing operations:
Net loss	$(4,025,465)	$(1,546,035)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	1,653,738	168,015
Forgiveness of accrued interest payable on note payable	-	(238,151)
Amortization of debt discounts	44,019	249,270
Common stock issued in satisfaction of other financing costs	91,996	-
Convertible debt issued in satisfaction of other financing costs	35,551	22,314
Preferred stock issued in satisfaction of interest and other financing costs	75,276	-
Loss on share exchange agreement with related party	-	76,926
Loss on extinguishment of debt	255,992	-
Depreciation and amortization	37,328	47,765
Provision for excess or obsolete inventory	11,246	-
Changes in operating assets and liabilities:
Accounts receivable	17,917	(30,432)
Deposits and advances	(156,095)	1,698
Intangible assets	(672,601)	-
Accounts payable and accrued expenses	720,717	84,776
Accrued salary due to officer	-	195,786
Other noncurrent liabilities	(4,122)	(28,713)
Net cash used in operating activities	(1,914,503)	(996,781)

Cash flows from investing activities:
Acquisition of capital assets	(6,856)	(1,902)
Increase in intangible assets	(281,905)	(11,741)
Net cash used in investing activities	(288,761)	(13,643)

Cash flows from financing activities:
Loan from (to) officer	24,488	(16,931)
Net proceeds from sale of common stock	1,074,558	320,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	801,200	775,300
Proceeds from convertible notes payable	125,000	-
Proceeds from loans payable	-	26,180
Repayment of loans payable	(235,308)	-
Net cash provided by financing activities	1,789,938	1,104,549

Effect of exchange rates on cash and cash equivalents	182,504	8,385
Net increase (decrease) in cash and cash equivalents	(230,822)	102,510
Cash and cash equivalents at beginning of period	253,598	151,088
Cash and cash equivalents at end of period	$22,776	$253,598

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock	$566,743	$-
Shares issued in connection with conversion of debt and accrued interest	$1,362,245	$164,820
Shares issued in connection with relief of related party payable	$-	$280
Common stock warrants issued in connection with convertible promissory notes	$40,019	$-

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2021 and 2020, the consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. (“BMIXP”), which includes the accounts of BMIXP’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 46.17% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 24.56% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management’s plan to fund its capital requirements and ongoing operations include the generation of revenue from its mining operations and projects. Management’s secondary plan to cover any shortfall is selling its equity securities, including common stock in the Company, or common stock in Apollo Resources and Jupiter Gold that it owns, and obtaining debt financing. There can be no assurance the Company will be successful in these efforts.

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

As of December 31, 2021, and 2020, the Company’s derivative liabilities were considered a level 2 liability. See Note 3 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company’s bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to R$250,000 Brazilian Reais (translating into approximately $44,799 as of December 31, 2021).

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

Inventory

Inventory for the Company consisted of ore stockpile, containing auriferous and diamondiferous gravel, which after processing in a recovery plant yields diamonds and gold, and is stated at lower of cost or market. No value was placed on sand. The amount of any write-down of inventories to net realizable value and all losses, are recognized in the period the write-down of loss occurs. During fiscal 2021, management refocused on our hard-rock lithium project and wrote off the balance of our unprocessed auriferous and diamondiferous gravel for $135,656 included in the cost of revenue, and $0 as at December 31, 2020.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2021 and 2020, the Company did not recognize any impairment losses related to mineral properties held.

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Non-cash consideration

●	Consideration payable to a customer

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2021 and 2020, the Company’s deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2021, the Company’s potentially dilutive securities relate to common stock issuable in connection with convertible notes payable, options and warrants. As of December 31, 2021, if all holders of preferred stock, convertible notes payable, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company’s authorized, but unissued shares of common stock.

Other Comprehensive Income

Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings (loss) or financial position.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$3,880	$(2,778)	$1,063	$3,880	$(573)	$3,307
Machinery and equipment	334,253	(281,489)	52,764	348,376	(271,107)	77,269
Vehicles	118,653	(118,653)	-	127,416	(118,716)	8,700
Total fixed assets	$456,747	$(402,920)	$53,827	$479,672	$(390,396)	$89,276

For the years ended December 31, 2021, and 2020, the Company recorded depreciation expense of $37,328 and $47,765, respectively recorded in general and administrative expense.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $1,302,440 and $407,467 at December 31, 2021 and 2020, respectively. There was no impairment recorded as at December 31, 2021 or 2020.

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

As of December 31, 2021, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

Accounts Payable and Accrued Liabilities

	December 31,	December 31,
Accounts Payable and Accrued Liabilities	2021	2020
Accounts payable and other accruals	$310,047	$327,704
Mineral rights payable	672,601	-
Accrued interest	5,590	324,415
Total	$988,237	$652,119

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following tables set forth the components of the Company’s convertible debentures as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Convertible notes payable – fixed conversion price	$-	$244,000
Convertible notes payable – variable conversion price	-	628,720
Less: loan discounts	-	-
Total convertible notes, net	$-	$872,720

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Beginning balance	$872,720	$824,614
Issuance of convertible notes payable	399,000	-
Lender adjustments for penalties or defaults	37,212	-
Debt discounts recorded related to issuance of convertible notes payable	(44,019)	-
Amortization of debt discounts associated with convertible debt	44,019	153,000
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	-	22,314
Conversion of convertible note principal into common stock	(1,038,932)	(127,208)
Repayments of convertible notes payable	(270,000)	-
Total convertible notes, net	$-	$872,720

Convertible Notes Payable - Fixed Conversion Price

On January 7, 2014, the Company issued to a family trust a senior secured convertible promissory note in the principal amount, and received gross proceeds, of $244,000 and warrants to purchase an aggregate of 488,000 shares of the Company’s common stock at an exercise price of $62.50 per share through December 26, 2018. The Company received gross proceeds of $244,000 for the sale of such securities. The outstanding principal of the note bears interest at the rate of 12% per annum. The note is convertible at the option of the holder into common stock of the Company at a conversion rate of one share for each $50.00 of principal and interest converted. As of December 31, 2021, all warrants issued in connection with this note had expired.

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

On February 3, 2021, the Company issued 20,000,000 shares of common stock upon conversion of $80,000 in convertible notes payable and accrued interest. On May 6, 2021, the Company issued 86,246,479 shares of common stock upon conversion of $334,986 in convertible notes payable and accrued interest. As of December 31, 2021, the balance of the note was $0.

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

ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. In connection with the warrant issuance, the Company allocated an aggregate fair value of $40,019 to the stock warrants and recorded a debt discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this the warrant warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.0122, (ii) the contractual term of the warrant of 4 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 443.3%. During the year ended December 31, 2021, Company issued 19,034,442 shares of common stock upon conversion of $129,000 in principal and $4,241.10 in accrued interest. As of December 31, 2021, the balance of the note was $0, and all discounts were fully amortized.

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have on issuance discounts and other fees withheld.

During the year ended December 31, 2016, the Company issued to one noteholder, in various transactions, $242,144 in convertible promissory notes with fixed floors and received an aggregate of $232,344 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from July to December 2017. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $241,852 were recorded and are being amortized over the life of the notes. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of December 31, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2017, the Company issued to one noteholder in various transactions $477,609 in convertible promissory notes with fixed floors and received an aggregate of $454,584 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from January to August 2018. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $447,272 were recorded and are being amortized over the life of the notes. During the six months ended June 30, 2021, the Company issued 182,872,798 shares of its common stock upon the conversion of $50,000 and $ 14,004, respectively, in note principal and accrued interest. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of December 31, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2018, the Company issued to one noteholder in various transactions $137,306 in convertible promissory notes with fixed floors and received an aggregate of $130,556 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance ranging from August 2018 to April 2019. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $122,755 were recorded and are being amortized over the life of the notes. During the six months ended June 30, 2021, the Company issued 23,118,645 shares of its common stock upon the conversion of $118,996 and $27,496, respectively, in note principal and accrued interest. On April 9, 2021, the Company agreed to settle all outstanding principal and interest on these notes in exchange for common stock and common stock purchase warrants. See settlement disclosure below for more information. As of December 31, 2021, the outstanding principal balance on these notes total $0, and all discounts were fully amortized.

During the year ended December 31, 2019, the Company issued to one noteholder in various transactions $282,000 in convertible promissory notes with fixed floors and received an aggregate of $276,000 in proceeds. The convertible promissory notes each bear interest at 8.0% per annum and mature one year from issuance in July 2020. After six months from issuance, each convertible promissory note is convertible at the option of the holder at a 50% discount to the lowest traded price of the Company’s common stock over the previous 20 days. In addition, each note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $276,000 and $6,000 for issuance costs were recorded and are being amortized over the life of the notes. During the six months ended June 30, 2021, the Company issued 156,438,271 shares of its common stock upon the conversion of $310,200 and $40,186, respectively, in note principal and accrued interest. As of December 31, 2021, the principal balance on these notes was $0, and all discounts were fully amortized.

On April 9, 2021, the Company issued 36,000,000 shares of its common stock upon the conversion of $186,736 and $62,302, respectively, in note principal and accrued interest to settle all outstanding balances with the lender. In connection with the settlement, the Company agreed to issue 15,000,000 common stock purchase warrants with a cashless exercise price of $0.0125. The warrants expire on December 31, 2021. The Company allocated an aggregate fair value of $224,812 to the stock warrants and recorded a loss on the extinguishment of debt. The Company estimated the fair value of this the warrant warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.0158, (ii) the contractual term of the warrant of 0.7 years, (iii) a risk-free interest rate of 0.35% and (iv) an expected volatility of the price of the underlying common stock of 440.5%. As of December 31, 2021 the 15,000,000 warrants expired.

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

On May 7, 2021, the Company repaid $270,000 in note principal and $6,391 in accrued interest to the holder. As of December 31, 2021, the principal balance on the note was $0.

NOTE 4 – LOANS PAYABLE

As of December 31, 2020, the Company had $235,308 in principal outstanding from bridge loans. The loans payable bear interest at 8.0% per annum and are payable upon demand. In February 2021, the Company repaid the full principal balance of $235,308 and accrued interest of $24,654. As of December 31, 2021, the balance of these notes was $0.

NOTE 5 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of December 31, 2021 and 2020 amounted to $108,926 and $121,250, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized and Amendments

As of December 31, 2021, the Company had 3,250,000,000 common shares authorized with a par value of $0.001 per share.

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

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,275 of interest expense.

Year Ended December 31, 2021 Transactions

During the year ended December 31, 2021, the Company issued 174,019,679 shares of common stock for gross proceeds of $941,009 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 523,710,635 shares of common stock upon conversion of $1,362,988 in convertible notes payable and accrued interest. Further, the Company issued shares of common stock for net proceeds of $75,000 upon the exercise of 423,816,100 stock options and warrants. Lastly, the Company issued 16,600,539 shares of common stock valued at $165,534 to contractors for services provided.

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

Common Stock Options

During the year ended December 31, 2021, the Company granted options to purchase common stock to officers and non-management directors. The options were valued using the Black-Scholes option pricing model with the following average assumptions:

	December 31 2021	December 31 2020
Expected volatility	44.8% – 124.4%	199.2% - 223.2%
Risk-free interest rate	0.9% – 1.75%	0.28% - 0.38%
Stock price on date of grant	$0.0004 - $0.008	$0.0009 - $0.0014
Dividend yield	0.00%	0.00%
Expected term	10 years	5 - 10 years

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	119,917,140	$0.0025	3.6
Issued	2,981,079	0.0010	–
Exercised	(117,046,100)	–	–
Expired	(252,000)	0.065
Forfeited	(691,340)	0.058	–
Outstanding and vested, December 31, 2021	4,908,779	$0.011	2.74	$19,675

The following table reflects all outstanding and exercisable preferred stock options as at December 31, 2021. All preferred stock options immediately vest and are exercisable for a period of ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	–	$–	–
Issued	36,000	0.10	9.44
Outstanding and vested, December 31, 2021	36,000	$0.10	9.44	$2,732,400

The options were valued at $1,104,364 in total.

During the year ended December 31, 2020, the Company granted options to purchase an aggregate of 43,915,500 shares of common stock to non-management directors. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged between $0.0009 and $0.0014, expected dividend yield of 0.0%, historical volatility calculated between 135.35% and 221.07%, risk-free interest rate between 0.28% and 0.38%, and an expected term of 5 years. The options were valued at $50,000 in total.

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

The following table reflects all outstanding and exercisable warrants at December 31, 2021. All warrants are exercisable for a period of nine months to four years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)
Outstanding, January 1, 2021	306,770,000	$0.0016
Warrants issued	319,701,820	0.0153
Warrants exercised	(306,770,000)	0.0016
Warrants expired	(15,000,000)	0.0125
Outstanding and vested, December 31, 2021	304,701,820	$0.0153	1.97

As of December 31, 2021, the warrants outstanding has an aggregated intrinsic value of $0.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Rental Commitment

The rents office space as its principal executive offices in Pasadena, California for approximately $5,750 on a month-to-month basis. The Company also rents office space in the municipality of Olhos D’Agua, Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Chief Executive Officer

The following tables set forth the components of the Company’s related party payables as of December 31, 2021 and 2020:

	31-Dec-21	31-Dec-20
Convertible notes payable to related party	$–	$566,743

Effective June 30, 2018, the Company issued a convertible promissory note in the principal amount of $445,628 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears no interest and is payable on demand. The note is convertible at the option of the holder at the lower of (i) the average of the five lowest bid prices of the Company’s common stock over the previous 20 trading days or (ii) the lowest price per share at which the Company sold its common stock in a transaction with a person who is not a manager, officer, or director of the Company during the period from the date hereof until the giving of notice of the election to convert or the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into shares of the Company during the period from the date hereof until the giving of notice of the election to convert. The note’s conversion rate has a floor of $0.0001. Total debt discounts related to the beneficial conversion features of $445,628 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2021, all discounts were fully amortized.

On April 7, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $261,631 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.00045 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $261,631 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2021, all discounts were fully amortized.

On June 30, 2019, the Company’s board of directors approved the issuance of a convertible note in the principal amount of $61,724 to its Chief Executive Officer against a portion of these unpaid compensatory balances. The note bears interest at an annual rate of 6.0% and is payable on demand. The note is convertible at the option of the holder at the lower of (i) $0.0003 or (ii) the lowest price per share at which a noteholder who is not a manager, officer, or director of the Company converted any debt of the Company into common stock of the Company during the period from the date hereof until the giving of notice of the election to convert. Total debt discounts related to the beneficial conversion features of $61,724 were recorded and are being amortized over a one-year period consistent with the maturity dates of convertible notes issued to third party holders. As of December 31, 2021, all discounts were fully amortized.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,276 of interest expense. The conversion rate was modified from $0.0003 per share of common stock to $3.00 per share of Series D Stock due to the change in the underlying security. The Company did not record any dividend or expense as the conversion resulted in an equal exchange of underlying shares of common stock

On March 11, 2020, the Company issued 200,000 shares of its common stock with a fair value of $280, or $0.0014 per share, to its Chief Executive Officer in lieu of cash for loans payable and other accrued obligations.

On December 3, 2020, the Company issued 161,636,427 shares of common stock to its Chief Executive Officer in connection with the exercise stock options acquired on February 19, 2019 as described above.

Jupiter Gold Corporation

During the year ended December 31, 2021, Jupiter Gold granted options to purchase an aggregate of 315,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $148,853 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.19 to $1.45), expected dividend yield of 0%, historical volatility calculated between 97.3% and 200.6%, risk-free interest rate between a range of 0.81% to 1.75%, and an expected term between 5 and 10 years. As of December 31, 2021, an aggregate 2,270,000 Jupiter Gold common stock options were outstanding with a weighted average life of 3.11 years at an average exercise price of $0.93 and an aggregated intrinsic value of $402,800.

Apollo Resource Corporation

During the year ended December 31, 2021, Apollo Resources granted options to purchase an aggregate of 135,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $217,129 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($4.00 to $5.00), expected dividend yield of 0%, historical volatility calculated between 49.2% and 98.3%, risk-free interest rate between a range of 0.92% to 1.75%, and an expected term of 10 years. As of December 31, 2021, the options were fully exercised.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements , except for these:

a) On March 16, 2022, the Company terminated the Consulting Services Agreement previously entered into with Jason Baybutt, Chief Operating Officer of Pubco Reporting Solutions, who, prior to the termination of the Consulting Services Agreement, served as the Company’s Chief Financial Officer, Principal Accounting Officer, and Treasurer since December 29, 2021. On March 16, 2022, the Company appointed Gustavo Pereira de Aguiar, age 39, as the Company’s Chief Financial Officer, Principal Accounting Officer, and Treasurer. From 2016 until March 15, 2022, Mr. Aguiar was the Controller of Jaguar Mining, Inc., a Canadian publicly traded company with two producing gold mines in the state of Minas Gerais in Brazil and current market capitalization of approximately $270 million. From 2013 to 2016, Mr. Aguiar was Controller at Grupo Orguel, an enterprise in the construction equipment rental sector in Brazil which received funding from Carlyle, a U.S. private equity group, and from 2010 to 2013, Mr. Aguiar worked at Mirabella Mineração, which at the time was developing its nickel project in the state of Bahia in Brazil. From 2006 to 2010, Mr. Aguiar was an auditor with Deloitte in Brazil. Mr. Aguiar has undergraduate degrees in Business Administration and in Accounting from Universidade FUMEC in Brazil. He has an executive MBA and further post-graduate education in finance from Fundação Dom Cabral in Brazil. Mr. Aguiar is fluent in Portuguese and English and is a licensed accountant in Brazil.

b) On March 21, 2021, the Company filed with the Secretary of State of Nevada the Certficate of Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock issuable by the Company from 3,250,000,000 to 4,000,000,000.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012.
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013.
3.5	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on August 27, 2019. Incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2020.
3.6	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on July 16, 2020. Incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2021.
3.7	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2021.
3.8

Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filled with the Commission on January 28, 2022.

3.9	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 21, 2022. *
4.1	Common Stock Purchase Agreement between the Company and Triton Funds LLC dated February 26, 2021. Incorporated by reference to Exhibit 1 to the Form 8-K filed with Commission on March 3, 2021.
4.2	Common Stock Purchase Warrant between the Company and Triton Funds LLC dated February 26, 2021. Incorporated by reference to Exhibit 2 to the Form 8-K filed with Commission on March 3, 2021.
4.3	Form of Warrant between the Company and Warberg Funds. Incorporated by reference to Exhibit 4.6 to the Form S-1 filled with the Commission on January 28, 2022.
4.4	Form of Warrant between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 4.7 to the Form S-1 filled with the Commission on January 28, 2022.
10.1	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filled with the Commission on January 28, 2022.
10.2	2017 Stock Incentive Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on December 8, 2017.
10.3	Agreement between the Company and GW Holdings Group LLC dated November 15, 2021. Incorporated by reference to Exhibit 10.3 to the Form S-1 filled with the Commission on January 28, 2022.
10.4	Form of Securities Purchase Agreement between the Company and funds managed by Warberg Asset Management LLC (“Warberg Funds”). Incorporated by reference to Exhibit 10.4 to the Form S-1 filled with the Commission on January 28, 2022.
10.5	Form of Securities Purchase Agreement between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 10.5 to the Form S-1 filled with the Commission on January 28, 2022.
21.1	Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

40

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 25, 2022.

Brazil Minerals, Inc.

By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated below:

Signature	Title	Date

/s/ Marc Fogassa		March 25, 2022
Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ Gustavo Pereira de aguiar		March 25, 2022
Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	March 25, 2022
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	March 25, 2022
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	March 25, 2022
Stephen Peterson, CFA

41