Form 10-K/A
period 2021-12-31
Brazil Minerals, Inc.
filed 2022-03-29
CIK 1540684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K of Brazil Minerals, Inc. for the fiscal year ended December 31, 2021 (the "2021 10-K") is being filed solely to correct inadvertent typos.

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

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $22,776 and a working capital deficit of $940,475, compared to cash and cash equivalents of $253,598 and a working capital deficit of $2,021,744 as of December 31, 2020. Despite the decrease in cash and cash equivalents, the substantial improvement on working capital deficit is a result of the Company’s efforts torwards improving debt position. All convertible debt has been removed from the Company’s books as of December 31, 2021.

Net cash used in operating activities totaled $1,774,281 for the year ended December 31, 2021, compared to net cash used of $996,781 during the year ended December 31, 2020 representing an increase in cash used of $777,500 or 78%.

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

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years ended December 31
	2021	2020

Revenue	$10,232	$23,446
Cost of revenue	245,810	129,943
Gross loss	(235,578)	(106,497)
Operating expenses
Professional fees	259,547	170,071
General and administrative	1,114,061	551,584
Compensation and related costs	436,560	329,044
Stock based compensation	1,470,346	124,357
Total operating expenses	3,280,514	1,175,056
Loss from operations	(3,516,092)	(1,281,553)
Other expense (income)
Interest on promissory notes	240,760	178,043
Amortization of debt discounts and other fees	12,839	249,270
Extinguishment of debt	255,991	-
Forgiveness of accrued interest payable on note payable	-	(238,151)
Loss on share exchange agreement with related party	-	76,926
Other expense (income)	(217)	(1,606)
Total other expense	509,373	264,482
Loss before provision for income taxes	(4,025,465)	(1,546,035)
Provision for income taxes	-	-
Net loss	(4,025,465)	(1,546,035)
Loss attributable to non-controlling interest	(1,253,107)	(404,372)
Net loss attributable to Brazil Minerals, Inc. stockholders	$(2,772,358)	$(1,141,663)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	2,767,248,003	1,271,251,526

Comprehensive loss:
Net loss	$(4,025,465)	$(1,546,035)
Foreign currency translation adjustment	56,815	(134,914)
Comprehensive loss	(3,968,650)	(1,680,949)
Comprehensive loss attributable to noncontrolling interests	(1,258,595)	(345,130)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	$(2,710,055)	$(1,335,819)

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

BRAZIL MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years ended December 31
	2021	2020

Cash flows from operating activities of continuing operations:
Net loss	$(4,025,465)	$(1,546,035)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	1,653,738	168,015
Forgiveness of accrued interest payable on note payable	-	(238,151)
Amortization of debt discounts	44,019	249,270
Common stock issued in satisfaction of other financing costs	91,996	-
Convertible debt issued in satisfaction of other financing costs	35,551	22,314
Preferred stock issued in satisfaction of interest and other financing costs	75,276	-
Loss on share exchange agreement with related party	-	76,926
Loss on extinguishment of debt	255,992	-
Depreciation and amortization	37,328	47,765
Provision for excess or obsolete inventory	11,246	-
Changes in operating assets and liabilities:
Accounts receivable	17,917	(30,432)
Deposits and advances	(15,873)	1,698
Intangible assets	(672,601)	-
Accounts payable and accrued expenses	720,717	84,776
Accrued salary due to officer	-	195,786
Other noncurrent liabilities	(4,122)	(28,713)
Net cash used in operating activities	(1,774,281)	(996,781)

Cash flows from investing activities:
Acquisition of capital assets	(6,856)	(1,902)
Increase in intangible assets	(281,905)	(11,741)
Net cash used in investing activities	(288,761)	(13,643)

Cash flows from financing activities:
Loan from (to) officer	24,488	(16,931)
Net proceeds from sale of common stock	1,074,558	320,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	801,200	775,300
Proceeds from convertible notes payable	125,000	-
Proceeds from loans payable	-	26,180
Repayment of loans payable	(235,308)	-
Net cash provided by financing activities	1,789,938	1,104,549

Effect of exchange rates on cash and cash equivalents	42,282	8,385
Net increase (decrease) in cash and cash equivalents	(230,822)	102,510
Cash and cash equivalents at beginning of period	253,598	151,088
Cash and cash equivalents at end of period	$22,776	$253,598

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock	$566,743	$-
Shares issued in connection with conversion of debt and accrued interest	$1,362,245	$164,820
Shares issued in connection with relief of related party payable	$-	$280
Common stock warrants issued in connection with convertible promissory notes	$40,019	$-

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

40

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 29, 2022.

Brazil Minerals, Inc.

By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated below:

Signature	Title	Date

/s/ Marc Fogassa		March 29, 2022
Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ Gustavo Pereira de Aguiar		March 29, 2022
Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	March 29, 2022
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	March 29, 2022
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	March 29, 2022
Stephen Peterson, CFA

41