Form 10-Q
period 2022-03-31
Brazil Minerals, Inc.
filed 2022-05-13
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-55191

Brazil Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Bahia, 2463, Suite 205

Belo Horizonte, Minas Gerais 30.160-012

Brazil

(Address of principal executive offices)

(833) 661-7900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2022, the registrant had 3,370,472,433 shares of common stock, par value $0.001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	54,230	$22,776
Accounts receivable	231	1,401
Taxes recoverable	19,455	16,507
Deposits and advances	26,826	17,246
Total current assets	100,742	57,930
Property and equipment, net	76,728	53,827
Intangible assets, net	1,533,738	1,302,440
Equity investments	150,000	150,000
Total assets	1,861,208	$1,564,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	911,719	$988,238
Convertible notes payable	-	-
Loans payable	-	-
Related party notes and other payables	11,940	10,167
Total current liabilities	923,659	998,405
Other noncurrent liabilities	129,885	108,926
Total liabilities	1,053,544	1,107,331

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 and 0 shares as of March 31, 2022 and December 31, 2021, respectively	214	214
Common stock, $0.001 par value. 4,000,000,000 shares authorized; 3,250,000,000 shares as of March 31, 2022 and December 31, 2021, respectively	3,199,478	3,109,179
Additional paid-in capital	52,162,095	51,466,376
Accumulated other comprehensive loss	(460,316)	(712,810)
Accumulated deficit	(55,488,919)	(54,957,429)
Total Brazil Minerals, Inc. stockholders’ deficit	(587,447)	(1,094,469)
Non-controlling interest	1,395,111	1,551,335
Total stockholders’ equity (deficit)	807,664	456,866
Total liabilities and stockholders’ deficit	1,861,208	$1,564,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31
	2022	2021

Revenue	477	$4,459
Cost of revenue	9,855	22,989
Gross loss	(9,378)	(18,530)
Operating expenses
Professional fees	119,841	82,291
General and administrative	221,465	273,051
Compensation and related costs	97,992	45,508
Stock based compensation	388,019	711,446
Total operating expenses	827,317	1,112,296
Loss from operations	(836,695)	(1,130,826)
Other expense (income)
Interest on promissory notes	-	64,750
Other expense (income)	(1,952)	(208)
Total other expense	(1,952)	64,542
Loss before provision for income taxes	(834,743)	(1,195,368)
Provision for income taxes	-	-
Net loss	(834,743)	(1,195,368)
Loss attributable to non-controlling interest	(303,253)	(479,346)
Net loss attributable to Brazil Minerals, Inc. stockholders	(531,490)	$(716,022)

Basic and diluted loss per share
Net loss per share attributable to Brazil Minerals, Inc. common stockholders	-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	3,191,757,168	2,267,306,033

Comprehensive loss:
Net loss	(834,743)	$(1,195,368)
Foreign currency translation adjustment	56,815	(36,367)
Comprehensive loss	(777,928)	(1,231,735)
Comprehensive loss attributable to noncontrolling interests	(308,741)	(452,468)
Comprehensive loss attributable to Brazil Minerals, Inc. stockholders	(469,187)	$(779,267)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2020	1	$1	-	$-	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Conversion of related party convertible notes and other indebtedness into Series D preferred stock	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	174,019,679	174,020	766,989	-	-	-	941,009
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	396,917,702	396,917	(246,917)	-	-	70,700	220,700
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	16,600,539	16,601	148,934	-	-	31,845	197,380
Issuance of common stock warrants in connection with the issuance of convertible debenture(s)	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible debenture(s) and other indebtedness into common stock	-	-	-	-	523,710,635	523,711	839,277	-	-	-	1,362,988
Stock based compensation	-	-	-	-	-	-	1,470,346	-	-	-	1,470,346
Change in foreign currency translation	-	-	-	-	-	-	-	62,303	-	(5,488)	56,815
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	612,500	612,500
Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,772,358)	(1,253,107)	(4,025,465)

Balance, December 31, 2021	1	$1	214,006	$214	3,109,178,852	$3,109,179	$51,466,376	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	90,299,152	90,299	307,700	-	-	-	397,999

Stock based compensation	-	-	-	-	-	-	388,019	-	-	(191,023)	196,996
Change in foreign currency translation	-	-	-	-	-	-	-	252,494	-	113,052	365,546
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	225,000	225,000
Net loss	-	-	-	-	-	-	-	-	(531,490)	(303,253)	(834,743)

Balance, March 31, 2022	1	$1	214,006	$214	3,199,478,004	$3,199,478	$52,162,095	$(460,316)	$(55,488,919)	$1,395,111	$807,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31
	2022	2021

Cash flows from operating activities of continuing operations:
Net loss	(834,743)	(1,195,368)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	388,019	743,291
Convertible debt issued in satisfaction of other financing costs	-	40,836
Depreciation and amortization	7,571	12,090
Changes in operating assets and liabilities:
Accounts receivable	1,170	(220,759)
Taxes recoverable	(2,948)	-
Deposits and advances	(9,580)	752
Accounts payable and accrued expenses	(76,519)	1,108,200
Other noncurrent liabilities	20,959	(331)
Net cash used in operating activities	(506,071)	488,711

Cash flows from investing activities:
Acquisition of capital assets	(30,472)	-
Increase in intangible assets	(122,526)	(939,927)
Net cash used in investing activities	(152,998)	(939,927)

Cash flows from financing activities:
Loan from officer	-	(2,943)
Net proceeds from sale of common stock	397,999	266,500
Proceeds from sale of subsidiary common stock to noncontrolling interests	225,000	168,000
Proceeds from convertible notes payable	-	270,000
Repayment of loans payable	-	(235,308)
Net cash provided by financing activities	622,999	466,249

Effect of exchange rates on cash and cash equivalents	67,524	(6,389)
Net increase (decrease) in cash and cash equivalents	31,454	8,644
Cash and cash equivalents at beginning of period	22,776	253,598
Cash and cash equivalents at end of period	54,230	$262,242

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock	-	$-
Shares issued in connection with conversion of debt and accrued interest	-	$640,883
Shares issued in connection with relief of related party payable	-	$-
Common stock warrants issued in connection with convertible promissory notes	-	$-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022.

The condensed consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. (“BMIXP”), which includes the accounts of BMIXP’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 30.1% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 9.84% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s condensed consolidated financial statements.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and office equipment	$3,880	$(2,852)	$1,028	$3,880	$(2,778)	$1,063
Machinery and equipment	364,686	(288,986)	75,700	334,253	(281,489)	52,764
Vehicles	118,653	(118,653)	-	118,653	(118,653)	-
Total fixed assets	$487,219	$(410,491)	$76,728	$456,747	$(402,920)	$53,827

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $7,571 and $12,090, respectively.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $1,533,738 and $1,302,440 at March 31, 2022 and December 31, 2021, respectively.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	March 31, 2022	December 31, 2021
Accounts payable and other accruals	$361,644	$310,047
Mineral rights payable	550,075	672,601
Accrued interest	-	5,590
Total	$911,719	$988,237

NOTE 3 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of March 31, 2022 and December 31, 2021 amounted to $129,885 and $108,926, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Authorized and Amendments

As of March 31, 2022, the Company had 4,000,000,000 common shares authorized with a par value of $0.001 per share.

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

Three Months Ended March 31, 2022 Transactions

During the three months ended March 31, 2022, the Company issued 90,299,152 shares of common stock for gross proceeds of $397,999 pursuant to subscription agreements with accredited investors.

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

See Note 6 – Related Party Transactions for additional disclosures of common stock issuances.

Common Stock Options

During the three months ended March 31, 2022, the Company granted options to purchase an aggregate of 94,159,724 shares of common stock to officers and non-management directors. The options were valued at $196,996 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged from $0.006 to $0.008, expected dividend yield of 0.0%, historical volatility calculated between 79.0% and 220%, risk-free interest rate ranging between 0.9% and 1.83%, and an expected term of 10 years.

The following table reflects all outstanding and exercisable options at March 31, 2022. All stock options immediately vest and are exercisable for a period of five to ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2022	4,908,779	$0.011	2.74	19,675
Issued	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Outstanding and Vested, March 31, 2022	4,908,779	$0.011	2.74	19,675

As of December 31, 2021, the warrants outstanding has an aggregated intrinsic value of $19,675.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space as its principal executive offices in Pasadena, California for approximately $5,750 on a month-to-month basis. The Company also leases office space in the municipality of Olhos D’Agua, Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the three months ended March 31, 2022, Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $27,033 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.25 to $0.30), expected dividend yield of 0%, historical volatility calculated at 232%, risk-free interest rate between a range of 1,59% to 1.79%, and an expected term between 5 and 10 years.

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

Apollo Resource Corporation

During the three months ended March 31, 2022, Apollo Resources granted options to purchase an aggregate of 135,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $163,990 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.10 to $5.00), expected dividend yield of 0%, historical volatility calculated at 71%, risk-free interest rate between a range of 0.68% to 2,34%, and an expected term between 5 and 10 years

During the three months ended March 31, 2021, Apollo Resources granted options to purchase an aggregate of 105,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $217,129 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.10 to $4.00), expected dividend yield of 0%, historical volatility calculated at 49.2%, risk-free interest rate between a range of 0.68% to 1.41%, and an expected term between 5 and 10 years.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RISKS AND UNCERTAINTIES

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Description of Business

We are a U.S. mineral exploration and mining company with projects and properties in essentially all battery metals to power the Green Energy Revolution – lithium, rare earths, nickel, cobalt, graphite, and titanium. Our current focus is on developing our hard-rock lithium project located in a premier pegmatitic district in Brazil – as lithium is essential for batteries in electric vehicles. Additionally, through subsidiaries, we participate in iron, gold, and quartzite projects. We also own multiple mining concessions for gold, diamond, and industrial sand.

All of our mineral projects and properties are located in Brazil and, as of the date of this Report, our mineral rights portfolio for battery metals includes approximately 60,077 acres (243 km2) for lithium, 30,009 acres (121 km2) for rare earths, 57,900 acres (234 km2) for nickel, 22,050 acres (89 km2) for titanium, and 14,507 acres (59 km2) for graphite. We believe that we have one of the largest battery metals exploration footprints among publicly listed companies.

Currently we are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to a large, publicly traded competitor. Our Minas Gerais Lithium Project is our largest endeavor and consists of 44 mineral rights spread over 45,456 acres (184 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. In general, lithium derived from pegmatites is less costly to purify for uses in high technology applications than lithium obtained from brine. Such applications include the battery supply chain for electric vehicles (“EVs”), an area of expected high growth for the next several decades.

We also own 44.41% of the common shares of Apollo Resources Corporation, (“Apollo Resources”), a private company currently primarily focused on the development of its initial iron mine, expected to start operations and revenues in early 2023. We also own approximately 24.56% of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the development of gold projects and of a quartzite mine, and whose common shares are quoted on the OTCQB under the symbol “JUPGF.” The quartzite mine is expected to start operations and revenues in 2022. The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under accounting principles generally accepted in the United States (“U.S. GAAP”).

As the self-titled “Mineral Resources Company for the Green Energy Revolution,” we are deeply committed to Environmental, Social, and Corporate Governance (“ESG”) causes. We have an ESG Chief who coordinates our efforts in these important matters. Within the last few years, we planted more than 6,000 trees of diverse types for the benefit of local populations in areas in which we operate and constructed over 1,000 small retention walls to preserve and enhance dirt access roads used by such communities. Separately, many of our work needs have been specifically delegated to firms owned or managed by women and minorities.

We are an exploration stage company and we have no “reserves” as such term is defined by Regulation S-K, Subpart 1300 (“S-K 1300”).

Operational Update

During the first quarter of 2022 and continuing to date, we have been primarily focused on the geological exploration and advancement of one of our mineral rights within our Minas Gerais Lithium Project. Within this one claim, our exploration team has identified three distinct pegmatitic ore bodies with spodumene, a mineral which contains lithium. Recent geochemical analysis of spodumene samples from one drill hole included a reading of 2.86% Li2O. We have two qualified persons under S-K 1300 who are responsible for the technical advancement of the project.

After the end of the first quarter of 2022, we increased the size of our nickel exploration footprint with the addition of another 11 mineral rights in the Brazilian state of Goiás.

On March 16, 2022, we terminated the Consulting Services Agreement with Jason Baybutt, who served as our Chief Financial Officer, Principal Accounting Officer, and Treasurer from December 29, 2021 to March 16, 2022.

On March 16, 2022, we appointed Gustavo Pereira de Aguiar as our Chief Financial Officer, Principal Accounting Officer, and Treasurer. From 2016 until March 15, 2022, Mr. Aguiar was the Controller of Jaguar Mining, Inc., a Canadian publicly traded company with two producing gold mines in the state of Minas Gerais in Brazil and current market capitalization of approximately $270 million. From 2013 to 2016, Mr. Aguiar was Controller at Grupo Orguel, an enterprise in the construction equipment rental sector in Brazil which received funding from Carlyle, a U.S. private equity group, and from 2010 to 2013, Mr. Aguiar worked at Mirabella Mineração, which at the time was developing its nickel project in the state of Bahia in Brazil. From 2006 to 2010, Mr. Aguiar was an auditor with Deloitte in Brazil. Mr. Aguiar has undergraduate degrees in Business Administration and in Accounting from Universidade FUMEC in Brazil. He has an executive MBA and further post-graduate education in finance from Fundação Dom Cabral in Brazil. Mr. Aguiar is fluent in Portuguese and English and is a licensed accountant in Brazil.

Results of Operations

The Three Months Ended March 31, 2022 Compared to the Three Months ended March 31, 2021

Revenue for the three months ended March 31, 2022 totaled $477, compared to revenue of $4,459 during the three months ended March 31, 2021 representing a decrease of 89%. This revenue comes from sales of industrial sand during the raining season. Industrial sand is a residual business line as the Company is primarily focused on its lithium exploration as described above.

Cost of goods sold for the three months ended March 31, 2022 totaled $9,855, as compared to cost of goods sold of $22,989 during the three months ended March 31, 2021 representing a decrease of 57.13%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to our exploratory efforts.

Gross loss for the three months ended March 31, 2022 totaled $9,378, compared to gross loss of $18,530 during the three months ended March 31, 2021, representing an improvement of 49.4%.

Operating expenses for the three months ended March 31, 2022 totaled $827,317, compared to operating expenses of $1,112,296 during the three months ended March 31, 2021, representing a decrease of 25.6%. The decrease was mostly due to lower general and administrative expenses related to public company costs and stock-based compensation from issuances of stock options to officers and directors.

As a result, we incurred a net loss attributable to our stockholders of $531,490, or $0.00 per share, for the three months ended March 31, 2022, compared to a net loss attributable to our stockholders of $716,022, or $0.00 per share, during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $54,230 and a working capital deficit of $822,917.

Net cash used by operating activities totaled $506,071 for the three months ended March 31, 2022, compared to net cash generation of $488,711 during the three months ended March 31, 2021 representing a decrease in cash of $994,782 or 203.5%. Net cash used in investing activities totaled $152,998 for the three months ended March 31, 2022, compared to net cash used of $939,927 during the three months ended March 31, 2021, representing a decrease in cash used of $786,929 or 83.7%. Net cash provided by financing activities totaled $622,999 for the three months ended March 31, 2022, compared to $466,249 during the three months ended March 31, 2021, representing an increase in cash provided of $156,750 or 33.62%.

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

Currency Risk

We operate primarily in Brazil which exposes us to currency risks. Our business activities may generate intercompany receivables or payables that are in a currency other than the functional currency of the entity. Changes in exchange rates from the time the activity occurs to the time payments are made may result in us receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at March 31, 2022, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

Recent Accounting Pronouncements

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 of the financial statements. We have reviewed all recent accounting pronouncements issued to the date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on us.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2022. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), they concluded that our internal control over financial reporting was effective as of March 31, 2022.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2022 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of our system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, our control systems have been designed to provide reasonable assurance of achieving out objectives, and our Principal Executive Officer and Principal Financial Officer have concluded that out disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Securities and Exchange Commission on March 29, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we received an aggregate of $250,000 in gross proceeds from the sale of shares of our unregistered common stock to four investors and one director.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Consulting Services Agreement between the Company and Jason Baybutt.*

10.2	Employment Agreement between the Company and Gustavo Pereira de Aguiar.*

10.3	Form of Securities Purchase Agreement between the Company and Investors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZIL MINERALS, INC.

Signature	Title	Date

/s/ Marc Fogassa		May 13, 2022
Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ Gustavo Pereira de Aguiar		May 13, 2022
Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and Accounting Officer)

