Form 10-Q
period 2022-06-30
Brazil Minerals, Inc.
filed 2022-08-12
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2022, the registrant had 3,498,653,537 shares of common stock, par value $0.001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$393,864	$22,776
Accounts receivable	410	1,401
Taxes recoverable	17,586	16,507
Prepaid expenses	463	-
Deposits and advances	21,775	17,246
Total current assets	434,098	57,930
Property and equipment, net	67,306	53,827
Intangible assets, net	1,508,801	1,302,440
Equity investments	150,000	150,000
Total assets	$2,160,205	$1,564,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$837,875	$988,238
Related party notes and other payables	9,317	10,167
Total current liabilities	847,192	998,405
Other noncurrent liabilities	115,421	108,926
Total liabilities	962,613	1,107,331

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 shares issued and outstanding as of June 30, 2022 and December 31, 2021	214	214
Common stock, $0.001 par value. 4,000,000,000 and 3,250,000,000 shares authorized as of June 30 2022 and December 31, 2021, respectively; 3,385,151,300 and 3,109,178,852 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,385,151	3,109,179
Additional paid-in capital	53,219,553	51,466,376
Accumulated other comprehensive loss	(651,022)	(712,810)
Accumulated deficit	(56,359,935)	(54,957,429)
Total stockholders’ deficit	(406,038)	(1,094,469)
Non-controlling interest	1,603,630	1,551,335
Total stockholders’ equity	1,197,592	456,866
Total liabilities and stockholders’ equity	$2,160,205	$1,564,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2022 and 2021

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Revenue	2,367	1,645	2,844	6,104
Cost of revenue	26,343	24,105	36,198	47,094
Gross loss	(23,976)	(22,460)	(33,354)	(40,990)
Operating expenses
Professional fees	24,180	19,506	144,021	101,797
General and administrative	400,926	260,106	622,391	533,157
Compensation and related costs	288,597	134,961	386,589	180,469
Stock based compensation	255,170	325,967	643,189	1,037,413
Other operating expenses	20,421	-	20,421	-
Total operating expenses	989,294	740,540	1,816,611	1,852,836
Loss from operations	(1,013,270)	(763,000)	(1,849,965)	(1,893,826)
Other expense (income)
Interest on promissory notes	-	96,493	-	161,243
Amortization of debt discounts and other fees	-	1,834	-	1,834
Extinguishment of debt	-	224,812	-	224,812
Other expense (income)	(14)	(7)	(1,966)	(215)
Total other expense	(14)	323,132	(1,966)	387,674
Loss before provision for income taxes	(1,013,256)	(1,086,132)	(1,847,999)	(2,281,500)
Provision for income taxes	-	-	-	-
Net loss	(1,013,256)	(1,086,132)	(1,847,999)	(2,281,500)
Loss attributable to non-controlling interest	(142,240)	(259,458)	(445,493)	(738,804)
Net loss attributable to stockholders	(871,016)	(826,674)	$(1,402,506)	$(1,542,696)

Basic and diluted loss per share
Net loss per share attributable to common stockholders	$-	$-	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	3,325,443,461	2,513,196,303	3,325,443,461	2,513,196,303

Comprehensive loss:
Net loss	$(1,013,256)	$(1,086,132)	$(1,847,999)	$(2,281,500)
Foreign currency translation adjustment	249,649	55,071	306,464	18,704
Comprehensive loss	(763,607)	(1,031,061)	(1,541,535)	(2,262,796)
Comprehensive loss attributable to noncontrolling interests	107,924	(302,335)	(200,817)	(754,803)
Comprehensive loss attributable to stockholders	$(871,531)	$(728,726)	$(1,340,718)	$(1,507,993)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended June 30, 2022 and 2021

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2021	1	$1	-	$-	2,552,577,359	$2,552,577	$48,553,298	$(838,358)	$(52,901,093)	$1,724,262	$(909,313)

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	69,591,306	69,592	330,558	-	-	-	400,150
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	181,378,183	181,378	(106,378)	-	-	68,750	143,750
Issuance of common stock warrants in connection with the issuance of convertible notes	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible notes and accrued interest payable into common stock	-	-	-	-	122,246,479	122,246	471,778	-	-	-	594,024
Stock based compensation	-	-	-	-	-	-	325,967	-	-	-	325,967
Change in foreign currency translation	-	-	-	-	-	-	-	97,948	-	(42,877)	55,071
Net loss	-	-	-	-	-	-	-	-	(826,674)	(259,458)	(1,086,132)

Balance, June 30, 2021	1	$1	-	$-	2,925,793,327	$2,925,793	$49,932,050	$(740,410)	$(53,727,767)	$1,490,677	$(119,656)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2022	1	$1	214,006	$214	3,199,478,004	$3,199,478	$52,162,095	$(460,316)	$(55,488,919)	$1,395,111	$807,664

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	185,673,296	185,673	802,288	-	-	-	987,961
Stock based compensation	-	-	-	-	-	-	255,170	-	-	(80,865)	174,305
Change in foreign currency translation	-	-	-	-	-	-	-	(190,706)	-	131,624	(59,082)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	300,000	300,000
Net loss	-	-	-	-	-	-	-	-	(871,016)	(142,240)	(1,013,256)

Balance, June 30, 2022	1	$1	214,006	$214	3,385,151,300	$3,385,151	$53,219,553	$(651,022)	$(56,359,935)	$1,603,630	$1,197,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2022 and 2021

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2020	1	$1	-	$-	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	110,132,972	110,133	556,517	-	-	-	666,650
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	313,053,865	313,054	(238,054)	-	-	68,750	143,750
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	-	-	-	-	-	31,845	31,845
Issuance of common stock warrants in connection with the issuance of convertible notes	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible notes and accrued interest payable into common stock	-	-	-	-	504,676,193	504,676	730,231	-	-	-	1,234,907
Stock based compensation	-	-	-	-	-	-	1,037,413	-	-	-	1,037,413
Change in foreign currency translation	-	-	-	-	-	-	-	34,703	-	(15,999)	18,704
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	50,000	50,000
Net loss	-	-	-	-	-	-	-	-	(1,542,696)	(738,804)	(2,281,500)

Balance, June 30, 2021	1	$1	-	$-	2,925,793,327	$2,925,793	$49,932,050	$(740,410)	$(53,727,767)	$1,490,677	$(119,656)

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2021	1	$1	214,006	$214	3,109,178,852	$3,109,179	$51,466,376	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	275,972,448	275,972	1,109,988	-	-	-	1,385,960
Stock based compensation	-	-	-	-	-	-	643,189	-	-	(271,888)	371,301
Change in foreign currency translation	-	-	-	-	-	-	-	61,788	-	244,676	306,464
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	525,000	525,000
Net loss	-	-	-	-	-	-	-	-	(1,402,506)	(445,493)	(1,847,999)

Balance, June 30, 2022	1	$1	214,006	$214	3,385,151,300	$3,385,151	$53,219,553	$(651,022)	$(56,359,935)	$1,603,630	$1,197,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2022 and 2021

	Six months ended June 30
	2022	2021

Cash flows from operating activities of continuing operations:
Net loss	$(1,847,999)	(2,281,500)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	643,189	1,069,258
Amortization of debt discounts	-	1,834
Common stock issued in satisfaction of other financing costs	-	91,996
Convertible debt issued in satisfaction of other financing costs	-	37,212
Loss on extinguishment of debt	-	224,812
Depreciation and amortization	27,323	23,608
Changes in operating assets and liabilities:
Accounts receivable	991	18,687
Taxes recoverable	(1,079)	-
Prepaid expenses	(479)	-
Deposits and advances	(4,529)	(1,611)
Accounts payable and accrued expenses	(151,213)	718,461
Other noncurrent liabilities	6,495	(1,157)
Net cash used in operating activities	(1,327,301)	(98,400)

Cash flows from investing activities:
Acquisition of capital assets	(40,802)	-
Increase in intangible assets	(206,361)	(957,978)
Net cash used in investing activities	(247,163)	(957,978)

Cash flows from financing activities:
Loan from officer	-	5,720
Net proceeds from sale of common stock	1,385,960	741,650
Proceeds from sale of subsidiary common stock to noncontrolling interests	525,000	236,750
Proceeds from convertible notes payable	-	399,000
Repayment of convertible notes payable	-	(270,000)
Repayment of loans payable	-	(235,308)
Net cash provided by financing activities	1,910,960	872,812

Effect of exchange rates on cash and cash equivalents	34,592	(9,164)
Net increase (decrease) in cash and cash equivalents	371,088	(191,510)
Cash and cash equivalents at beginning of period	22,776	253,598
Cash and cash equivalents at end of period	$393,864	$62,088

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with conversion of debt and accrued interest	$-	$1,234,906
Common stock warrants issued in connection with convertible promissory notes	$-	$40,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Brazil Minerals, Inc. (“Brazil Minerals” or the “Company”) was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada, U.S. on December 15, 2011. The Company changed its management and business on December 18, 2012, to focus on mineral exploration. Brazil Minerals, through subsidiaries, owns mineral rights in Brazil for lithium, nickel, rare earths, titanium, graphite, gold, diamonds, and sand, and through subsidiaries, iron, gold and quartzite.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022.

The condensed consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. (“BMIXP”), which includes the accounts of BMIXP’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 44.41% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 24.56% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s condensed consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management’s plan to fund its capital requirements and ongoing operations include the sale of of common stock in the Company, and, over time, generation of revenue from its mining operations and projects. Management’s secondary plan to cover any shortfall is selling common stock in Apollo Resources or Jupiter Gold that it owns. There can be no assurance the Company will be successful in these efforts.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In February 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and office equipment	$3,880	$(2,980)	$400	$3,880	$(2,778)	$1,063
Machinery and equipment	371,954	(305,048)	66,906	334,253	(281,489)	52,764
Vehicles	123,032	(123,032)	-	118,653	(118,653)	-
Total fixed assets	$498,366	$(431,060)	$67,306	$456,747	$(402,920)	$53,827

For the three and six months ended June 30, 2022, the Company recorded depreciation expense of $13,661 and $27,323, respectively, and for the three and six months ended June 30, 2021, the Company recorded depreciation expense of $11,518 and $23,608, respectively.

Intangible Assets

Intangible assets consisting of mining rights are not amortized as the mining rights are perpetual. The carrying value was $1,508,801 and $1,302,440 at June 30, 2022 and December 31, 2021, respectively.

Equity Investments without Readily Determinable Fair Values

On October 2, 2017, the Company entered into an exchange agreement whereby it issued 25,000,000 shares of its common stock in exchange for 500,000 shares of Ares Resources Corporation. The Company’s chief executive officer also serves as an officer of Ares Resources Corporation, thus making it a related party under common ownership and control. The shares were recorded at $150,000, or $0.006 per share. The shares were valued based upon the lowest market price of the Company’s common stock on the date of the agreement.

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

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	June 30, 2022	December 31, 2021
Accounts payable and other accruals	$342,847	$310,047
Mineral rights payable	495,028	672,601
Accrued interest	-	5,590
Total	$837,875	$988,238

NOTE 3 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of June 30, 2022 and December 31, 2021 amounted to $115,421 and $108,926, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized and Amendments

As of June 30, 2022, the Company had 4,000,000,000 shares of common stock authorized with a par value of $0.001 per share.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Stock

On December 18, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Series A Stock”) to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of the Series A Stock provides that for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Company’s Common Stock, whereby the holders of Series A Stock is entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of Common Stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Six Months Ended June 30, 2022 Transactions

During the six months ended June 30, 2022, the Company issued 275,972,448 shares of common stock for gross proceeds of $1,385,960 pursuant to subscription agreements with accredited investors.

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

Common Stock Options

During the six months ended June 30, 2022, the Company granted options to purchase an aggregate of 187,276,311 shares of common stock to officers and non-management directors. The options were valued at $371,301 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the stock price on the date of the grant ranged from $0.05 to $0.01, expected dividend yield of 0.0%, historical volatility calculated between 79.0% and 210%, risk-free interest rate ranging between 0.9% and 2.85%, and an expected term of ten years.

As of June 30, 2022, the Company has 403,771,662 outstanding common stock options and warrants, with an average exercise price of $0.0111, an average time to expiration of 1.72 years and an aggregated intrinsic value of $4,447,624.

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in the U.S. for approximately $3,833 on a month-to-month basis. The Company also leases office space in Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the six months ended June 30, 2022, Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $51,967 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which ranged from $0.8 to $1.00, expected dividend yield of 0%, historical volatility calculated at 225%, risk-free interest rate between a range of 1.59% to 2.85%, and an expected term between five and ten years.

Apollo Resource Corporation

During the six months ended June 30, 2022, Apollo Resources granted options to purchase an aggregate of 180,000 shares of its common stock to Marc Fogassa at a price of $1.22 per share. The options were valued at $219,921 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which ranged from $1.25 to $5.00, expected dividend yield of 0%, historical volatility calculated at 71%, risk-free interest rate between a range of 1.59% to 2.85%, and an expected term between five and ten years

BRAZIL MINERALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RISKS AND UNCERTAINTIES

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

All of our mineral projects and properties are located in Brazil and, as of the date of this Report, our mineral rights portfolio for battery metals includes approximately 62,926 acres (255 km2) for lithium, 30,009 acres (121 km2) for rare earths, 57,900 acres (234 km2) for nickel, 22,050 acres (89 km2) for titanium, and 14,507 acres (59 km2) for graphite. We believe that we have one of the largest battery metals exploration footprints among publicly listed companies.

Currently we are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to a large, publicly traded competitor. Our Minas Gerais Lithium Project is our largest endeavor and consists of 48 mineral rights spread over 46,659 acres (190 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. In general, lithium derived from pegmatites is less costly to purify for uses in high technology applications than lithium obtained from brine. Such applications include the battery supply chain for electric vehicles (“EVs”), an area of expected high growth for the next several decades.

We also own 44.41% of the shares of common stock of Apollo Resources Corporation (“Apollo Resources”), a private company currently primarily focused on the development of its initial iron mine, expected to start operations and revenues in early 2023. We also own approximately 24.56% of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the development of gold projects and a quartzite mine, and whose shares of common stock are quoted on the OTCQB under the symbol “JUPGF”. The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

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

Operational Update

During the second quarter of 2022 and continuing to date, we have significantly advanced our knowledge of the Neves Area, one of the 48 mineral rights that comprise our Minas Gerais Lithium Project. We have continuously drilled the Neves Area and have identified several spodumene bodies; spodumene is the main mineral containing lithium in hard rock pegmatitic projects such as ours. One of our latest drill holes yielded a zone of over 27 meters of spodumene, a result that our lithium experts qualified as very positive and indicative of the potential of the Neves Area. Geochemical results from Neves have included a reading of 2.86% Li2O. We have two qualified persons under S-K 1300 who are responsible for the technical advancement of our Minas Gerais Lithium Project. SLR Consulting Ltd., a premier independent company, is finalizing an initial report on the Neves Area.

Given our belief in the strength of our lithium holdings, and our desire to provide a clear message to our shareholders, and current and potential partners, we announced on July 18, 2022, that we will be changing our corporate name to Atlas Lithium Corporation, and such change is expected to take effect before the end of 2022.

As previously disclosed, we are actively working towards a desired uplisting to the Nasdaq Capital Market, and this process includes various steps, some of which are completed while others are in the process of being completed during the third quarter of 2022.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months ended June 30, 2021

Revenue for the three months ended June 30, 2022 totaled $2,367, compared to revenue of $1,645 during the three months ended June 30, 2021 representing an increase of 44%. This revenue comes from sales of industrial sand during the rainy season. Industrial sand is a residual business line as we are primarily focused on our lithium exploration as described above.

Cost of goods sold for the three months ended June 30, 2022 totaled $26,343, as compared to cost of goods sold of $24,105 during the three months ended June 30, 2021 representing a increase of 9%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment.

Gross loss for the three months ended June 30, 2022 totaled $23,976, compared to gross loss of $22,460 during the three months ended June 30, 2021, representing an increase of 6.75%.

Operating expenses for the three months ended June 30, 2022 totaled $989,294, compared to operating expenses of $740,540 during the three months ended June 30, 2021, representing an increase of 34%. The increase was mostly due to higher general and administrative expenses related to public company costs and higher compensation cost of officers and directors.

As a result, we incurred a net loss attributable to our stockholders of $871,016, or $0.00 per share, for the three months ended June 30, 2022, compared to a net loss attributable to our stockholders of $826,674, or $0.00 per share, during the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to the Six Months ended June 30, 2021

Revenue for the six months ended June 30, 2022 totaled $2,844, compared to revenue of $6,104 during the six months ended June 30, 2021 representing a decrease of 53%. This revenue comes from sales of industrial sand during the rainy season. Industrial sand is a residual business line as we are primarily focused on our lithium exploration as described above.

Cost of goods sold for the six months ended June 30, 2022 totaled $36,198, as compared to cost of goods sold of $47,094 during the six months ended June 30, 2021 representing a decrease of 23%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to our exploratory efforts.

Gross loss for the six months ended June 30, 2022 totaled $33,354, compared to gross loss of $40,990 during the six months ended June 30, 2021, representing an improvement of 19%.

Operating expenses for the six months ended June 30, 2022 totaled $1,816,611, compared to operating expenses of $1,852,836 during the six months ended June 30, 2021, representing a decrease of 2%.

As a result, we incurred a net loss attributable to our stockholders of $1,402,506, or $0.00 per share, for the six months ended June 30, 2022, compared to a net loss attributable to our stockholders of $1,542,696, or $0.00 per share, during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $393,864 and a working capital deficit of $413,094.

Net cash used by operating activities totaled $1,327,301 for the six months ended June 30, 2022, compared to net cash used of $98.400 during the six months ended June 30, 2021 representing an increase in cash used of $1,228,901. Net cash used in investing activities totaled $247,163 for the six months ended June 30, 2022, compared to net cash used of $957,978 during the six months ended June 30, 2021, representing a decrease in cash used of $710,815. Net cash provided by financing activities totaled $1,910,960 for the six months ended June 30, 2022, compared to $877,812 during the six months ended June 30, 2021, representing an increase in cash provided of $1,033,148.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at June 30, 2022, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2022. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), they concluded that our internal control over financial reporting was effective as of June 30, 2022.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2022 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of our system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, our control systems have been designed to provide reasonable assurance of achieving out objectives, and our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Commission on March 29, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2022, we received an aggregate of $1,385,960 in gross proceeds from the sale of shares of our unregistered common stock to eight investors and one director.

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

BRAZIL MINERALS, INC.

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	August 12, 2022
Marc Fogassa

/s/ Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2022
Gustavo Pereira de Aguiar

