Form 10-Q
period 2022-09-30
Atlas Lithium Corp
filed 2022-11-01
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-55191

ATLAS LITHIUM CORPORATION

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	ATLX	OTCQB

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2022, the registrant had 371,304,113 shares of common stock, par value $0.001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$418,263	$22,776
Accounts receivable	247	1,401
Taxes recoverable	17,086	16,507
Prepaid expenses	-	-
Deposits and advances	25,968	17,246
Total current assets	461,564	57,930
Property and equipment, net	117,534	53,827
Intangible assets, net	4,829,276	1,302,440
Equity investments	150,000	150,000
Total assets	$5,558,374	$1,564,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,922,439	$988,238
Related party notes and other payables	14,785	10,167
Total current liabilities	2,937,224	998,405
Other noncurrent liabilities	25,211	108,926
Total liabilities	2,962,435	1,107,331

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	214	214
Common stock, $0.001 par value. 4,000,000,000 and 3,250,000,000 shares authorized; 3,654,524,113 and 3,109,178,852 shares as of September 30, 2022 and December 31, 2021, respectively	3,654,524	3,109,179
Additional paid-in capital	55,614,243	51,466,376
Accumulated other comprehensive loss	(687,951)	(712,810)
Accumulated deficit	(57,388,127)	(54,957,429)
Total Atlas Lithium Corporation stockholders’ equity (deficit)	1,192,904	(1,094,469)
Non-controlling interest	1,403,035	1,551,335
Total stockholders’ equity	2,595,939	456,866
Total liabilities and stockholders’ equity	$5,558,374	$1,564,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Revenue	3,301	2,984	6,145	9,088
Cost of revenue	27,534	27,382	63,732	74,476
Gross loss	(24,233)	(24,398)	(57,587)	(65,388)
Operating expenses
Professional fees	45,978	150,510	189,999	252,307
General and administrative	478,899	318,368	1,101,290	851,525
Compensation and related costs	172,730	47,272	559,319	227,741
Stock based compensation	386,287	191,185	1,029,476	1,228,598
Other operating expenses	163,800	-	184,221	-
Total operating expenses	1,247,694	707,335	3,064,305	2,560,171
Loss from operations	(1,271,927)	(731,733)	(3,121,892)	(2,625,559)
Other expense (income)
Interest on promissory notes	-	77,856	-	239,099
Amortization of debt discounts and other fees	-	11,005	-	12,839
Extinguishment of debt	-	-	-	224,812
Other expense (income)	(1,917)	(3)	(3,883)	(218)
Total other expense	(1,917)	88,858	(3,883)	476,532
Loss before provision for income taxes	(1,270,010)	(820,591)	(3,118,009)	(3,102,091)
Provision for income taxes	-	-	-	-
Net loss	(1,270,010)	(820,591)	(3,118,009)	(3,102,091)
Loss attributable to non-controlling interest	(241,818)	(201,452)	(687,311)	(940,256)
Net loss attributable to Atlas Lithium Corporation stockholders	(1,028,192)	(619,139)	$(2,430,698)	$(2,161,835)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$-	$-	$-	$-

Weighted-average number of common shares outstanding:
Basic and diluted	3,434,765,947	2,946,874,985	3,434,765,947	2,659,344,430

Comprehensive loss:
Net loss	$(1,270,010)	$(820,591)	$(3,118,009)	$(3,102,091)
Foreign currency translation adjustment	(267,594)	6,794	38,870	25,498
Comprehensive loss	(1,537,604)	(813,797)	(3,079,139)	(3,076,593)
Comprehensive loss attributable to noncontrolling interests	(472,483)	(185,647)	(673,300)	(940,450)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(1,065,121)	$(628,150)	$(2,405,839)	$(2,136,143)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended September 30, 2022 and 2021

								Accumulated			Total
	Series A		Series D				Additional	Other			Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, June 30, 2021	1	$1	-	$-	2,925,793,327	$2,925,793	$49,932,050	$(740,410)	$(53,727,767)	$1,490,677	$(119,656)

Conversion of related party convertible notes and other indebtedness into Series D preferred stock	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	26,086,958	26,087	123,913	-	-	-	150,000
Issuance of common stock warrants in connection with the issuance of convertible notes	-	-	-	-	83,863,837	83,864	(83,864)	-	-	1,950	1,950
Conversion of convertible notes and accrued interest payable into common stock	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,954,949	14,955	136,592	-	-	-	151,547
Stock based compensation	-	-	-	-	-	-	191,185	-	-	-	191,185
Change in foreign currency translation	-	-	-	-	-	-	-	(9,011)	-	15,805	6,794
Sale of Apollo Resources common stock in connection with equity offerings			-	-	-	-	-	-	-	217,500	217,500
Net loss	-	-	-	-	-	-	-	-	(619,139)	(201,452)	(820,591)

Balance, September 30, 2021	1	$1	214,006	$214	3,050,699,071	$3,050,699	$50,941,680	$(749,421)	$(54,346,906)	$1,524,480	$420,747

								Accumulated			Total
	Series A		Series D				Additional	Other			Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, June 30, 2022	1	$1	214,006	$214	3,385,151,300	$3,385,151	$53,219,553	$(651,022)	$(56,359,935)	$1,603,630	$1,197,592

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	181,653,513	181,654	1,046,122	-	-	-	1,227,776
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	87,719,300	87,719	912,281	-	-	-	1,000,000
Stock based compensation	-	-	-	-	-	-	386,287	-	-	271,888	658,175
Change in foreign currency translation	-	-	-	-	-	-	-	(36,929)	-	(230,665)	(267,594)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	50,000	-	-	-	50,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(1,028,192)	(241,818)	(1,270,010)

Balance, September 30, 2022	1	$1	214,006	$214	3,654,524,113	$3,654,524	$55,614,243	$(687,951)	$(57,388,127)	$1,403,035	$2,595,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Nine Months Ended September 30, 2022 and 2021

								Accumulated			Total
	Series A		Series D				Additional	Other			Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2020	1	$1	-	$-	1,997,930,297	$1,997,930	$47,489,116	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Conversion of related party convertible notes and other indebtedness into Series D preferred stock	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	136,219,930	136,220	680,430	-	-	-	816,650
Issuance of common stock in connection with the exercise of common stock options and warrants	-	-	-	-	396,917,702	396,918	(321,918)	-	-	70,700	145,700
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,954,949	14,955	136,592	-	-	31,845	183,392
Issuance of common stock warrants in connection with the issuance of convertible notes	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible notes and accrued interest payable into common stock	-	-	-	-	504,676,193	504,676	730,231	-	-	-	1,234,907
Stock based compensation	-	-	-	-	-	-	1,228,598	-	-	-	1,228,598
Change in foreign currency translation	-	-	-	-	-	-	-	25,692	-	(194)	25,498
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	267,500	267,500
Net loss	-	-	-	-	-	-	-	-	(2,161,835)	(940,256)	(3,102,091)

Balance, September 30, 2021	1	$1	214,006	$214	3,050,699,071	$3,050,699	$50,941,680	$(749,421)	$(54,346,906)	$1,524,480	$420,747

								Accumulated			Total
	Series A		Series D				Additional	Other			Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2021	1	$1	214,006	$214	3,109,178,852	$3,109,179	$51,466,376	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	457,625,961	457,626	2,156,110	-	-	-	2,613,736
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	87,719,300	87,719	912,281	-	-	-	1,000,000
Stock based compensation	-	-	-	-	-	-	1,029,476	-	-	-	1,029,476
Change in foreign currency translation	-	-	-	-	-	-	-	24,859	-	14,011	38,870
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	50,000	-	-	-	50,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-		-	-	525,000	525,000
Net loss	-	-	-	-	-	-	-	-	(2,430,698)	(687,311)	(3,118,009)

Balance, September 30, 2022	1	$1	214,006	$214	3,654,524,113	$3,654,524	$55,614,243	$(687,951)	$(57,388,127)	$1,403,035	$2,595,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30
	2022	2021

Cash flows from operating activities of continuing operations:
Net loss	$(3,118,009)	(3,102,091)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	1,029,476	1,442,377
Amortization of debt discounts	-	12,839
Common stock issued in satisfaction of other financing costs	-	91,996
Convertible debt issued in satisfaction of other financing costs	-	37,212
Preferred stock issued in satisfaction of interest and other financing costs	-	75,276
Loss on extinguishment of debt	-	224,812
Depreciation and amortization	(16,717)	28,128
Changes in operating assets and liabilities:
Accounts receivable	1,154	19,238
Taxes recoverable	(579)	-
Deposits and advances	(8,722)	(16,285)
Accounts payable and accrued expenses	1,938,819	(14,244)
Other noncurrent liabilities	(83,715)	(535)
Net cash used in operating activities	(258,293)	(1,201,277)

Cash flows from investing activities:
Acquisition of capital assets	(46,990)	(6,574)
Increase in intangible assets	(2,526,836)	(265,579)
Net cash used in investing activities	(2,573,826)	(272,153)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,613,736	891,650
Proceeds from sale of subsidiary common stock to noncontrolling interests	575,000	456,200
Proceeds from convertible notes payable	-	125,000
Repayment of loans payable	-	(235,308)
Net cash provided by financing activities	3,188,736	1,237,542

Effect of exchange rates on cash and cash equivalents	38,870	422
Net increase (decrease) in cash and cash equivalents	395,487	(235,466)
Cash and cash equivalents at beginning of period	22,776	253,598
Cash and cash equivalents at end of period	$418,263	$18,132

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock	$-	$566,743
Shares issued in connection with conversion of debt and accrued interest	$-	$1,234,907
Common stock warrants issued in connection with convertible promissory notes	$-	$40,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Atlas Lithium Corporation (“Atlas Lithium” or the “Company”) was incorporated as Flux Technologies, Corp. under the laws of the State of Nevada on December 15, 2011. The Company changed its management and business on December 18, 2012 to focus on mineral exploration. The Company was formally known as Brazil Minerals, Inc. from January 22, 2013 through September 26, 2022. Atlas Lithium, through subsidiaries, owns mineral rights in Brazil for lithium, nickel, rare earths, titanium, graphite, gold, diamonds, and sand, and through subsidiaries, iron, gold and quartzite.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and are expressed in United States dollars. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 29, 2022.

The condensed consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. (“BMIXP”), which includes the accounts of BMIXP’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”) and Lancaster Investimentos Ltda; its 44.41% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 24.56% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s condensed consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from its operations, the sale of its stock and/or obtaining debt financing. Historically, the Company has funded its operations primarily through the issuance of debt and equity securities. Management’s plan to fund its capital requirements and ongoing operations include the sale of common stock in the Company, and, over time, generation of revenue from its mining operations and projects. Management’s secondary plan to cover any shortfall is to sell some of its common stock holdings of Apollo Resources or Jupiter Gold. There can be no assurance the Company will be successful in these efforts.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In February 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Computers and office equipment	$3,880	$(3,380)	$-	$3,880	$(2,778)	$1,063
Machinery and equipment	407,534	(351,036)	56,498	334,253	(281,489)	52,764
Vehicles	76,230	(76,230)	-	118,653	(118,653)	-
Land	61,037	-	61,037
Total fixed assets	$548,680	$(431,146)	$117,534	$456,747	$(402,920)	$53,827

For the three and nine months ended September 30, 2022, the Company recorded depreciation expense of $1,086 and $16,717, respectively, and for the three and nine months ended September 30, 2021, the Company recorded depreciation expense of $4,518 and $28,128, respectively.

Intangible Assets

Intangible assets consisting of mining rights are not amortized as the mining rights are perpetual. The carrying value was $4,829,276 and $1,302,440 at September 30, 2022 and December 31, 2021, respectively.

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

On March 11, 2020, the Company issued 53,947,368 shares of common stock to Lancaster Brazil Fund pursuant to an addendum to a share exchange agreement dated September 28, 2018. The Company recorded a loss on exchange of equity with a related party of $76,926 representing the fair value of the additional shares of common stock issued.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	September 30, 2022	December 31, 2021
Accounts payable and other accruals	$441,714	$310,047
Mineral rights payable	2,480,725	672,601
Accrued interest	-	5,590
Total	$2,922,439	$988,238

NOTE 3 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at operating subsidiaries located in Brazil. The Company has been funding these amounts upon the termination of a worker or employee. The balance of these employee related costs as of September 30, 2022 and December 31, 2021 amounted to $25,211 and $108,926, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized and Amendments

As of September 30, 2022, the Company had 4,000,000,000 shares of common stock authorized with a par value of $0.001 per share.

ATLAS LITHIUM CORPORATION

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

Series D Preferred Stock

On September 14, 2021, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Stock provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. One share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock, and are entitled to any dividends or distributions declared by the Company on a pro rata basis.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,276 of interest expense.

Nine Months Ended September 30, 2022 Transactions

During the nine months ended September 30, 2022, the Company issued 457,625,961 shares of common stock for gross proceeds of $2,613,736 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 87,719,300 shares of common stock valued at $1,000,000 as part of a payment for a lithium mining rights purchase.

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

Common Stock Options

During the nine months ended September 30, 2022, the Company granted options to purchase an aggregate of 279,187,906 shares of common stock to officers and non-management directors. The options were valued at $675,478 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the stock price on the date of the grant ranged from $0.0016 to $0.01, expected dividend yield of 0.0%, historical volatility calculated between 79.0% and 206%, risk-free interest rate ranging between 1.51% and 3.19%, and an expected term of ten years.

As of September 30, 2022, the Company has 421,271,661 outstanding common stock options and warrants, with an average exercise price of $0.0111, an average time to expiration of 1.61 years and an aggregated intrinsic value of $469,610,442.

Series D Stock Options

During the nine months ended September 30, 2022, the Company granted options to purchase an aggregate of 27,000 shares of Series D stock to officers and directors. The options were valued at $597,978 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the common stock price on the date of the grant ranged from $0.0016 to $0.01, expected dividend yield of 0.0%, historical volatility calculated between 79.0% and 206%, risk-free interest rate ranging between 1.51% and 3.19%, and an expected term of ten years.

As of September 30, 2022, the Company has 63,000 outstanding series D stock options, with an average exercise price of $9,86, an average time to expiration of 9.17 years and an aggregated intrinsic value of $621,228.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in the U.S. for approximately $3,833 on a month-to-month basis. The Company also leases office space in Brazil. Such costs are immaterial to the condensed consolidated financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the nine months ended September 30, 2022, Jupiter Gold granted options to purchase an aggregate of 420,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $77,982 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which ranged from $0.2525 to $0.275 expected dividend yield of 0%, historical volatility calculated at 227%, risk-free interest rate between a range of 1.51% to 3.19%, and an expected term between five and ten years.

Apollo Resource Corporation

During the nine months ended September 30, 2022, Apollo Resources granted options to purchase an aggregate of 225,000 shares of its common stock to Marc Fogassa at a price of $1.22 per share. The options were valued at $275,858 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which ranged from $1.00 to $1.25, expected dividend yield of 0%, historical volatility calculated at 71%, risk-free interest rate between a range of 1.51% to 3.19%, and an expected term between five and ten years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RISKS AND UNCERTAINTIES

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

This Quarterly Report contains forward-looking statements. Forward-looking statements for Atlas Lithium Corporation reflect current expectations, as of the date of this Quarterly Report, and involve certain risks and uncertainties. Actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include: unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

Description of Business

We are a U.S. mineral exploration and mining company with lithium projects and properties in other critical battery metals to power the Green Energy Revolution – nickel, rare earths, graphite, and titanium. Our current focus is on developing our hard-rock lithium project located in Minas Gerais state in Brazil at a well-known, premier pegmatitic district in Brazil. We intend to produce and sell lithium concentrate, a key ingredient for battery supply chain. Lithium is essential for batteries in electric vehicles and demand is expected to outstrip supply.

All of our mineral projects and properties are located in Brazil and, as of the date of this prospectus, our mineral rights portfolio for battery metals includes approximately 72,344 acres (293 km2) for lithium in 59 mineral rights, 54,950 acres for nickel (222 km2) in 15 mineral rights, 30,054 acres (122 km2) for rare earths in seven mineral rights, 22,050 acres (89 km2) for titanium in seven mineral rights, and 13,766 acres (56 km2) for graphite in three mineral rights. We believe that we hold the largest portfolio of lithium mineral exploration properties in Brazil, a premier and well-established jurisdiction for hard-rock lithium. We also believe that we are among the largest holders by size and breadth in exploration projects for other critical and battery metals among publicly traded companies.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to a competitor, a Nasdaq listed company. Our Minas Gerais Lithium Project is our largest endeavor and consists of 52 mineral rights spread over 56,078 acres (227 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. Generally, lithium derived from pegmatites is less costly to purify for uses in high technology applications than lithium obtained from brine. Such applications include the battery supply chain for electric vehicles (“EVs”), an area of expected high growth for the next several decades.

We believe that we can materially increase our value by the acceleration of our exploratory work and quantification of our lithium mineralization. Our initial commercial goal is to be able to enter production of lithium-bearing concentrate, a product which is highly sought after in the battery supply chain for EVs.

According to Benchmark Mineral Intelligence, demand for lithium-ion batteries is set to grow six-fold by 2032 as global automakers scale up production of EVs. To meet the world’s lithium requirements would require 74 new lithium mines with an average size of 45,000 tonnes by 2035.

We also own 44.41% of the shares of common stock of Apollo Resources Corporation (“Apollo Resources”), a private company currently primarily focused on the development of its initial iron mine. We also own approximately 24.22% of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the development of gold projects and a quartzite mine, and whose shares of common stock are quoted on the OTCQB under the symbol “JUPGF.” The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

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

We are an exploration stage company and we have no “reserves” as such term is defined by Regulation S-K, Subpart 1300 (“Regulation S-K 1300”).

Operational Update

During the third quarter of 2022, our primary focus was on the continuation of drilling of our Neves Area, one of the 52 mineral rights that comprise our Minas Gerais Lithium Project. Other highlights of the period included:

●	We published the initial Technical Report Summary on the Neves Area authored by SLR International Corporation, a premier and independent mineral evaluation firm. This exploration report was prepared in accordance with Regulation S-K 1300.

●	We were approached in an unsolicited manner by two large companies seeking to secure lithium supply and conversations are ongoing; there can be no assurance, however, that these discussions will result in any orders.

After the end of the third quarter of 2022, the following items have taken place:

●	We retained MZ Global, a well-known international consultancy, to lead our investor relations and shareholder communications program.

●	We launched our new website (www.atlas-lithium.com).*

●	We hired a Director of Lithium Processing and have started metallurgical studies towards establishment of our processing route for production of commercial lithium concentrate.

●	We hired a Director of Strategic Development to lead certain business development efforts.

In addition, and as previously disclosed, we continue to actively work towards the uplisting of our common stock to the Nasdaq Capital Market.

*The information contained in our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months ended September 30, 2021

Revenue for the three months ended September 30, 2022 totaled $3,301, compared to revenue of $2,984 during the three months ended September 30, 2021 representing an increase of 10.62%. This revenue comes from sales of industrial sand during the rainy season. Industrial sand is a residual business line as we are primarily focused on our lithium exploration program.

Cost of goods sold for the three months ended September 30, 2022 totaled $27,534, as compared to cost of goods sold of $27,382 during the three months ended September 30, 2021 representing an increase of 0.55%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment.

Gross loss for the three months ended September 30, 2022 totaled $24,233, compared to gross loss of $24,398 during the three months ended September 30, 2021, representing a decrease of 0.68%.

Operating expenses for the three months ended September 30, 2022 totaled $1,247,694, compared to operating expenses of $707,335 during the three months ended September 30, 2021, representing an increase of 76.39%. The increase was mostly due to higher general and administrative expenses related to public company costs and higher compensation cost of officers and directors.

As a result, we incurred a net loss attributable to our stockholders of $1,028,192, or $0.00 per share, for the three months ended September 30, 2022, compared to a net loss attributable to our stockholders of $619,139, or $0.00 per share, during the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenue for the nine months ended September 30, 2022 totaled $6,145, compared to revenue of $9,088 during the nine months ended September 30, 2021, representing a decrease of 32.38%. This revenue comes from sales of industrial sand during the rainy season. Industrial sand is a residual business line as we are primarily focused on our lithium exploration program.

Cost of goods sold for the nine months ended September 30, 2022 totaled $63,732, as compared to cost of goods sold of $74,476 during the nine months ended September 30, 2021, representing a decrease of 14.43%. Cost of goods sold is primarily comprised of labor, fuel, and repairs and maintenance on our mining equipment. The decrease is explained by reduced production activities and mining costs partially attributable to our exploratory efforts.

Gross loss for the nine months ended September 30, 2022 totaled $57,587, compared to gross loss of $65,388 during the nine months ended September 30, 2021, representing an improvement of 11.93%.

Operating expenses for the nine months ended September 30, 2022 totaled $3,064,305, compared to operating expenses of $2,560,171 during the nine months ended September 30, 2021, representing an increase of 19.69%. The increase was mostly due to higher general and administrative expenses related to public company costs and higher compensation cost of officers and directors.

As a result, we incurred a net loss attributable to our stockholders of $2,430,698, or $0.00 per share, for the nine months ended September 30, 2022, compared to a net loss attributable to our stockholders of $2,161,835, or $0.00 per share, during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $418,263 and a working capital deficit of $2,475,660.

Net cash used by operating activities totaled $258,293 for the nine months ended September 30, 2022, compared to net cash used of $1,201,277 during the nine months ended September 30, 2021 representing an decrease in cash used of $942,984. Net cash used in investing activities totaled $2,573,86 for the nine months ended September 30, 2022, compared to net cash used of $272,153 during the nine months ended September 30, 2021, representing an increase in cash used of $2,301,673. Net cash provided by financing activities totaled $3,188,736 for the nine months ended September 30, 2022, compared to $1,237,542 during the nine months ended September 30, 2021, representing an increase in cash provided of $1,951,194.

We have limited working capital, have historically incurred net operating losses, and have not yet received material revenues from the sale of products or services. These factors create substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity and the equity of one of our subsidiaries. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and successfully raise new capital through debt issuances and sales of our equity. We have no plans for any significant cash acquisitions in the foreseeable future.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses, and an amount due to a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at September 30, 2022, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company” as defined by Rule 229.10(f)(1).

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2022. On the basis of that evaluation, management concluded that our disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), they concluded that our internal control over financial reporting was effective as of September 30, 2022.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2022 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2022, we received an aggregate of $2,613,736 in gross proceeds from the sale of shares of our unregistered common stock to 13 investors and one director.

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

ATLAS LITHIUM CORPORATION

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	November 1, 2022
Marc Fogassa

/s/ Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and	November 1, 2022
Gustavo Pereira de Aguiar	Accounting Officer)

