Form 10-K
period 2022-12-31
Atlas Lithium Corp
filed 2023-03-30
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to   .

Commission File Number 000-55191

ATLAS LITHIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Bahia, 2463 - Suite 205 Belo Horizonte, Minas Gerais, Brazil	30.160-012
(Address of principal executive offices)	(Zip Code)

+55-11-3956-1109

(Registrants’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ATLX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing sales price of such shares on such date as reported by otcmarkets.com) was approximately $30,111,387.

As of March 27, 2023, there were outstanding 6,738,062 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MARKET INFORMATION

This Annual Report contains certain industry and market data that were obtained from third-party sources, such as industry surveys and industry publications, including, but not limited to, publications by Azoth Analytics, Benchmark Mineral Intelligence, Bloomberg LP, BNEF, Emergen Research, Trading Economics, and the U.S. Department of the Interior. This Annual Report also contains other industry and market data, including market sizing estimates, growth and other projections and information regarding our competitive position, prepared by our management on the basis of such industry sources and our management’s knowledge of and experience in the industry and markets in which we operate (including management’s estimates and assumptions relating to such industry and markets based on that knowledge). Our management has developed its knowledge of such industry and markets through its experience and participation in these markets.

In addition, industry surveys and industry publications generally state that the information they contain has been obtained from sources believed to be reliable but that the accuracy and completeness of such information is not guaranteed and that any projections they contain are based on a number of significant assumptions. Forecasts, projections and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section “Forward-Looking Statements” below. You should not place undue reliance on these statements.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact contained in this Annual Report are forward-looking statements, including without limitation, statements regarding current expectations, as of the date of this Annual Report, our future results of operations and financial position, our ability to effectively process our minerals and achieve commercial grade at scale; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to derive any financial success from the Memorandum of Understanding entered into with Mitsui & Co., Ltd. in December 2022; uncertainty about our ability to obtain required capital to execute our business plan; our ability to hire and retain required personnel; changes in the market prices of lithium and lithium products and demand for such products; the uncertainties inherent in exploratory, developmental and production activities, including risks relating to permitting, zoning and regulatory delays related to our projects; uncertainties inherent in the estimation of lithium resources. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

Item 1. Business.

Overview

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is a mineral exploration and development company with lithium projects and exploration properties in other critical and battery minerals, including nickel, rare earths, graphite, and titanium, to power the increased demand for electrification in our daily living, as exemplified by the rise in demand for electric vehicles, and simultaneous transition away from fossil fuels. Our current focus is on developing our hard-rock lithium project located in Minas Gerais State in Brazil at a well-known, premier pegmatitic district in Brazil. We intend to produce and sell lithium concentrate, a key ingredient for the global battery supply chain.

We are also in the initial stages of planning to develop and own 100% of a plant capable of producing 150,000 tons of lithium concentrate annually. However, there can be no assurance that such a facility may ultimately come to fruition or, if developed, that the production capacity will equal our expectations.

In December 2022, we signed a non-binding Memorandum of Understanding (“MOU”) with Mitsui & Co., Ltd. (“Mitsui”), a global enterprise headquartered in Tokyo. The MOU contemplates potential funding from Mitsui to us of up to $65 million, to be made in tranches and subject to the achievement of specific milestones acceptable to Mitsui, that would give Mitsui the right to buy, at market price, up to 100% of our production from our planned plant with output capacity of 150,000 tons of lithium concentrate per year. There are no certainties that we will enter into a binding agreement with Mitsui, or that we will achieve any milestones acceptable to Mitsui or receive any funding from them.

All of our mineral projects and properties are located in Brazil and, as of the date of this Annual Report, our mineral rights portfolio for critical and battery minerals includes approximately 75,040 acres (304 km2) for lithium in 64 mineral rights, 54,950 acres for nickel (222 km2) in 15 mineral rights, 30,054 acres (122 km2) for rare earths in seven mineral rights, 22,050 acres (89 km2) for titanium in seven mineral rights, and 13,766 acres (56 km2) for graphite in three mineral rights.

Minas Gerais Lithium Project

Our Minas Gerais Lithium Project is currently our largest endeavor and primary focus. This project is located in northeastern Minas Gerais, Brazil along the prolific Eastern Brazilian Pegmatite Province (“EBP”) that extends more than 850 kilometers across eastern Minas Gerais. Pegmatites are igneous bodies derived during the final stages of crystallization of a larger parent igneous intrusion, most commonly a granitic rock. They are distinctive for their very coarse-grained crystalline texture, and in some instances, complex composition with unusual minerals and rare elements. Commercially productive lithium mineralization along the EBP is centered around the Araçuaí mining district which is host to the majority of Brazil’s commercial lithium production and reported mineral reserves.

Our current lithium property position in the State of Minas Gerais comprises 57 mineral rights totaling 58,774 acres (304 km2) which include five main clusters of prospective mineralization: Neves (currently being explored by drilling campaign), Itinga, Salinas, Santa Clara, and Tesouras. Our Neves and Santa Clara clusters are located directly adjacent to and along trend of a large cluster of lithium deposits currently being developed by Sigma Lithium Resources (Nasdaq: SGML).

Because of the region’s long mining history, basic local infrastructure near our mineral properties ranges from adequate to robust, with access to hydroelectric power and water supplies, a well-established road network with direct access to commercial ports. Basic goods and services, industrial suppliers and a skilled and semi-skilled labor force are also generally available from the surrounding communities where we operate.

Since initiating exploration at our Minas Gerais Lithium Project in early 2021, we have confirmed the widespread presence of hard-rock lithium-bearing pegmatites across our property portfolio.

During the second quarter of 2022, we engaged SLR International Corporation (“SLR”) to prepare an initial Technical Report Summary (“TRS”) compliant with the requirements of Items 1300 through 1305 of Regulation S-K (“Regulation S-K 1300”) on the ongoing and planned exploration of our 100%-owned Neves Lithium Project, located in Araçuaí, Minas Gerais, Brazil (the “Neves Project”). SLR is a global technical consulting firm which is well-known in the mining industry as a premier provider of technical reporting and certification. SLR visited our project site and discussed technical details with our geologists during the preparation of the TRS.

The TRS on the Neves Project is included as Exhibit 96.2 to this Annual Report. The effective date of such report is August 10, 2022.

Geology

The EBP is considered to be one of the world’s largest geologic belts of granites and related pegmatite intrusive bodies, encompassing more than 150,000 km2 and with more than 90% of the belt located in eastern Minas Gerais state. Pegmatites are igneous rocks that form during the final stages of a granitic magma’s crystallization. They are readily identifiable by their exceptionally coarse crystalline texture, with individual crystals averaging one centimeter or more in size. Most pegmatites have a simple mineral composition common to granitic rocks, however some may also contain less common minerals that are rarely found in other types of rocks. These include lithium minerals of commercial interest such as spodumene which can contain up to 3.73% Li (8.03% LiO2), and petalite with up to 2.09% Li (4.50% LiO2).

Our project area encompasses multiple areas of mineralized pegmatites, in general occurring as series of sub-parallel elongate tabular bodies, referred to as ‘pegmatite dike swarms,’ hosted in metamorphic shists. Individual pegmatite bodies range from several meters to more than 50 meters thick and from tens of meters up to one (1) kilometer in lateral strike length. They are primarily composed of the minerals quartz, feldspar and mica with localized concentrations of spodumene and petalite. Individual feldspar and spodumene crystals can reach up to two meters in length, but typically are more homogeneously distributed and ranging in size from one to a few centimeters in length.

Exploration

Since initiating our exploration program in 2021, our team has focused on evaluating the Neves target area through a systematic approach involving a combination of basic prospecting, geologic field mapping, trenching and geochemical sampling, and diamond drilling.

Exploration Targets

Neves target area

From August 2021 to March 2023, 81 diamond drill holes totaling 9,285 meters have been completed at Atlas’ flagship Das Neves (“Neves”) property. At Neves, our current focus is on the Abelhas pegmatite cluster, a system of northeasterly trending intrusive dikes (or ‘dike swarm’) that has been mapped over an approximate 1,000-meter by 400-meter area.

5

ATLAS LITHIUM
Neves Project
part of our 100%-owned
Minas Gerais Lithium Project
Itinga
Araçuaí
N
0 5.5 11 Km
18°0'0"S
22°0'0"S
48°0'0"W
44°0'0"W
40°0'0"W
10°0'0"S
30°0'0"S
60°0'0"W
40°0'0"W
0 250 Km
0 990 Km
8118000
8112000
190000
195000
200000
0 2 4 6 8 10
Kilometers
Legend:
Atlas Lithium Areas
Atlas Lithium Neves Project Areas
Sigma Lithium Areas

Seven diamond drill core rigs are currently operating, with an eighth drill expected for early April 2023.

Recently, we released assay results for the drill holes completed at Neves. Significant highlights for such drill holes include:

1.72% Li2O over 3.5 meters Estimated True Width (“ETW”) in hole AB-11
1.22% Li2O over 17.3 meters ETW in hole AB-11B
1.33% Li2O over 4.8 meters ETW in hole AB-12 1.21% Li2O over 7.9 meters ETW in hole AB-13
1.00% Li2O over 18.2 meters ETW in hole AB-15
1.00% Li2O over 8.0 meters ETW in hole AB-18

1.00% Li2O over 21.2 meters ETW in hole AB-21

1.49% Li2O over 8.0 meters ETW in hole AB-39B

1.29% Li2O over 6.9 meters ETW in hole AB-39B

1.30 Li2O over 27.0 meters ETW in hole AB-41

1.37% Li2O over 14.0 meters ETW in hole AB-57

1.15% Li2O over 21.6 meters ETW in hole AB-64

Initially, drilling at Abelhas began immediately south of the historic working, returning multiple pegmatite intercepts over thicknesses ranging from 1 to 11 meters ETW. As the majority of these intercepts were relatively shallow and within 50 meters vertical depth from surface, lithium contents were generally low due to the effects of near-surface weathering and oxidation. Systematic step-out drilling to the south has returned multiple intercepts of higher-grade lithium mineralization hosted in fresh un-weathered pegmatite with grades ranging from 1.00% Li2O to as high as 3.26% Li2O.

In February 2023, a new target named “Anitta” was intercepted, extending the “Neves” trend ore body to approximately 1.1 kilometer. The initial Anitta drilling holes (southeast of the mineralization trend) intersected pegmatite intervals with spodumene mineralization, including a section of 4.40% Li2O. A grid of 100 drill holes is currently being executed encompassing areas on and around the Southwestern portion of Anitta, as well as areas connecting the Southwestern portion of Anitta to the original Abelhas target. This drilling campaign phase is expected to be finalized in eight weeks.

Main intersects of the new target:

DHAB-69 – 02 intersects totaling 16.0 meters of pegmatite.

DHAB-68 – 04 intersects totaling 67.1 meters of pegmatite.

DHAB-70 – 04 intersects totaling 44.6 meters of pegmatite.

DHAB-77 – 02 intersects totaling 29.1 meters of pegmatite.

DHAB-47 – 03 intersects totaling 28.3 meters of pegmatite.

Additionally, through geological mapping in the identification of new outcrops and the soil geochemistry work carried out so far, new trends mineralized in lithium to the East and Northwest of Abelhas were identified, as shown in the map below. Exploration holes are planned for early April 2023 in these respective areas.

Geological map indicating potential mineralized pegmatite bodies northwest of the traverse.

Soil Geochemistry

Since November 2022, soil geochemistry campaigns have been started in the Neves project with the aim of identifying areas with the existence of a lithium anomaly and also comparing the anomalies with data from the geological mapping already carried out.

The survey was guided by NW-SE direction lines spaced every 100 meters. Sampling points were defined along these lines, every 25 meters on average, depending on physiographic conditions (topography, vegetation, obstacles such as outcrops). For the process of collecting soil samples, a portable mechanized auger equipped with a gasoline engine, rods and drills or shells was used. The sample collection was carried out with an average depth of 1 meter, in order to go beyond the layer of organic soil.

Drilling sampling machine.

The first campaign was carried out in November 2022 with the results obtained in December. A second campaign started at the end of January 2023 and ended at the beginning of March 2023. Part of the chemical results of the second campaign have already been made available and interpreted. Additional soil geochemistry campaigns are underway and planned.

Soil Sampling Result (CGS02) - Neves

190200
190800
191400
8115700
8115000
8114300
Li (ppm)
5,000000 - 26,000000
26,000001 - 58,000000
58,000001 - 89,000000
89,000001 - 131,000000
131,000001 - 265,000000
265,000001 - 494,000000
Legend
Pegmatite
Polygonal
ATLAS LITHIUM
CGS02
N
0
250
500
m
Coordinate System SIRGAS 2000 UTM 24S
1:5.000

Map 1: results of the first soil campaign and part of the 2nd campaign.

190000
192000
194000
8116000
8114000
8112000
N
CGS 01
CGS 02
CGS 03
CGS 04
0
0.5
1
km
LEGEND
Executed
Planned
Granite
Tenement - 833356/2007
Li (ppm)
44.000000 - 100.000000
100.000001 - 150.000000
150.000001 - 200.000000
200.000001 - 300.000000
300.000001 - 454.000000
CGS 01 1ª Campaign _ 120 Samples _ Completed _ 200 meters between the lines
CGS 02 2ª Campaign _ 391 Samples _ Completed _ 100 meters between the lines
CGS 03 3ª Campaign _ 510 Samples _ Planned _ 100 meters between the lines
CGS 04 4ª Campaign _ 326 Samples _ Planned _ 200 meters between the lines
ATLAS LITHIUM

Map 2: General overview and planning of upcoming campaigns

In parallel with our ongoing drilling campaign at Neves, our field crews have also been actively conducting field reconnaissance surveys over our other exploration mineral rights in the district. This work has so far resulted in the positive identification by our Qualified Person for lithium of multiple pegmatite occurrences exposed in surface outcrops and historic artisanal mine workings.

Tesouras Target

At the Tesouras Target, reconnaissance field mapping and sampling has returned multiple samples containing anomalous lithium in association with petalite mineralization exposed at surface.

Santa Clara Target

At the Santa Clara Target, preliminary reconnaissance mapping has identified petalite-bearing pegmatite with anomalous concentrations of lithium exposed in an inactive artisanal mine working and nearby outcrops that are exposed over an area measuring approximately 100 meters long by 30 meters wide. The three other pegmatites identified in the Santa Clara area have been mapped over areas ranging from 150 to 240 meters in length by 10 to 15 meters in width. All three of these bodies are only partially exposed at surface, remaining open in both directions along strike and at depth.

ATLAS LITHIUM
Santa Clara Target
part of our 100%-owned
Minas Gerais Lithium Project
N
8176000
8168000
8160000
8152000
8144000
8136000
184000
192000
200000
208000
216000
0
5
10
Km
18°0'0"S
22°0'0"S
48°0'0"W
44°0'0"W
40°0'0"W
10°0'0"S
30°0'0"S
60°0'0"W
40°0'0"W
Legend:
Atlas Lithium Areas
Atlas Lithium
Santa Clara Target Areas
Sigma Lithium Areas
8140000
8135000
200000
205000
210000
0
3
6
Km

Salinas Target

At the Salinas Target, preliminary field reconnaissance by our team of geologists has identified several spodumene-bearing pegmatites. The exposed outcropping portion of one of these pegmatites measures approximately 200 meters in length by 40 meters in width. This pegmatite is located one kilometer from “Lavra do Oscar,” a large artisanal mining site that has produced spodumene in the past.

ATLAS LITHIUM
Salinas Target
part of our 100%-owned
Minas Gerais Lithium Project
Salinas
997 m
0 7 14 Km
8240000
8232000
8224000
8216000
8208000
8200000
8192000
8184000
784000
792000
800000
808000
816000
824000
18°0'0"S
22°0'0"S
48°0'0"W
44°0'0"W
40°0'0"W
10°0'0"S
30°0'0"S
60°0'0"W
40°0'0"W
8220000
8215000
8210000
815000
820000
825000
0 4 8 Km
Legend:
Atlas Lithium areas
Atlas Lithium
Salinas Target area
Coordinate System: SIRGAS 2000 UTM Zone 23S
Projection: Transverse Mercator
Datum: SIRGAS 2000
Units: Meter

Itinga Target

The Itinga project includes four newly acquired mineral rights and two mineral rights previously owned by us

Geological mapping work was carried out in these areas and areas with potential lithium mineralization were identified.

Expressive pegmatitic body outcropping in artisanal mines

Northeastern Brazil Lithium Project

Our Northeastern Brazil Lithium Project encompasses seven mineral rights spread over approximately 16,266 acres (66 km2) in the States of Paraíba and Rio Grande do Norte, both located in Brazil’s Northeastern region. We have identified pegmatites in many of our areas, and several of our mineral rights are located near to or adjacent to areas known to have spodumene, a lithium-bearing mineral. We plan to continue to explore our areas to assess whether we have any economic deposits.

Metallurgical Testing

A comprehensive metallurgical testing of a representative ore sample of our Neves Project has been carried out at the SGS analytical laboratory in Lakefield, Canada (“SGS Lakefield”). SGS Lakefield is a world-renowned testing facility within the mining industry and has been providing independent assessments since 1941. Preliminary results from studies with our ore indicate three important characteristics: easy separation of lithium, robust concentration of lithium, and low impurities such as iron. SGS Lakefield was able to process our ore to commercial grade spodumene concentrate (also called lithium concentrate) using standard dense media separation (“DMS”) methods. We expect to receive the complete report on such studies from SGS Lakefield in April 2023.

Looking forward, in parallel with our ongoing exploration program, we plan to conduct metallurgical testing on an ongoing basis as we continue to drill test and delineate potential lithium mineral resources across our property portfolio.

Lithium

Market

In 2021, the Global Lithium market was valued at USD 4,650 Million in 2021 and is expected to grow at a CAGR of 13.5% during the forecast period of 2023-2028. The market for lithium-ion batteries is predicted to grow even larger over the forecast period as a result of the electrification of cars.

Due to the strict rules that ICE automakers must adhere to in order to minimize carbon dioxide emissions from automobiles, the automotive application market is predicted to increase significantly over the course of the projection period. This has caused automakers to become more interested in creating EVs, which is expected to increase demand for lithium and related goods. Together with investments in this area, government subsidies for Electric Vehicles (EVs) are projected to serve as an additional catalyst for the market’s expansion.”

Source: Global Lithium Market (2023 Edition) - Analysis By Value and Volume, Source (Brine, Hardrock), Applications, End Users, By Region, By Country: Market Size, Insights, Competition, Covid-19 Impact and Forecast (2023-2028). Azoth Analytics. Published: February, 2023. Accessed: March, 2023.

Electric Vehicle Demand

Increasing demand for lithium for manufacturing EV batteries is another factor driving market revenue growth. Despite the effects of COVID-19 in the automobile industry, sales of EVs increased by almost 50% in 2020 and increased almost double to about seven million units in 2021. When compared to a five-year average of about USD 14,500 per metric ton, lithium prices have risen by about 550% in a year due to surge in EV demand. By the beginning of March 2022, price of lithium carbonate had surpassed USD 75,000 per metric ton and price of lithium hydroxide had surpassed USD 65,000 per metric ton. Moreover, almost all traction batteries used currently in EVs and consumer gadgets are produced using lithium, while other uses for lithium-ion (Li-ion) batteries include everything from energy storage to air travel. There are numerous unknowns regarding how the battery market will impact future lithium demand as battery content changes depending on active materials mix and new battery technologies are entering the market. For instance, compared to currently popular mixes using a graphite anode and lithium metal anode, which increases energy density in batteries, has roughly quadruple lithium needs per kilowatt-hour.”

Source: Lithium Mining Market, By Source, By Type (Chloride, Lithium Hydroxide, Carbonate, and Concentrate), By End-Use (Flux Powder, Polymers, Batteries, Refrigeration, Air Conditioning Equipment, and Glass & Ceramics), By Region Forecast to 2030. Emergen Research. Published: September, 2022. Accessed: March, 2023.

Recent Developments Potentially Affecting Lithium Demand

United States

On August 25, 2022, the Washington Post published an article titled “Did California just kill the gas-powered car?” and with the sub-heading “California’s decision to ban the sales of combustion engine cars is the latest victory in the transition to electric vehicles,” stating among things that:

“California, which already leads the nation with 18% of new cars sold electric, is expected to approve a regulation to ban the sales of new gas-only powered vehicles by 2035. In addition to EVs, only a limited number of plug-in hybrids will be allowed to be sold and that in California’s car market is only slightly smaller than those of France, Italy and Britain - and while many countries have promised to phase out sales of gas cars by such-and-such date, few have concrete regulations like California.”

US EV battery demand is strong

European Union

On June 8, 2022, the European Union Parliament voted to ban the sale of new diesel and gasoline cars and vans starting in 2035.

Although no assurances can be given, these recent developments, if left unchallenged, may potentially increase demand for lithium in the U.S., European Union and other jurisdictions adopting similar bans on gas-powered vehicles.

Dynamic Lithium Prices

Directly relevant to our goal to produce lithium concentrate (also called spodumene concentrate) for sale, it is important to note that the prices of such commodity have been volatile. According to Platts, a unit of S&P Global, a market intelligence firm, the price of spodumene concentrate FOB Australia (ticker symbol: BATSP03) was $6,300 per ton on January 13, 2023 and more recently, on March 27, 2023, it was $4,750.

Current Predictions

Benchmark Mineral Intelligence, a well-respected global consulting firm specializing in the battery supply chain market, predicts that:

i)	demand for lithium-ion batteries is set to grow six-fold by 2032 as global automakers scale up production of EVs, and

ii)	to meet the world’s lithium requirements would require 74 new lithium mines with an average size of 45,000 tonnes by 2035.

Future Production and Sales

We expect the demand for our lithium concentrate, once in production, to be facilitated by Brazil’s strong mining tradition and its substantial annual trade with China, the United States, and the European Union. We intend to utilize third party intermediaries for the sale of our products to allow us to focus on our core competencies of exploration and extraction.

Other Mineral Properties

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as nickel, rare earths, graphite, and titanium. We believe that the shift from fossil fuels to battery power will yield long-term opportunities for us not only in lithium but also in the other critical and battery minerals.

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds, two of which also include industrial sand. As our corporate focus became our lithium properties and those of other critical minerals, we stopped alluvial gold and diamond exploration efforts in 2018 and the sale of our industrial sand in 2022.

As of the date of this Annual Report we also own: (i) 45.11% of the common stock of Apollo Resources Corporation (“Apollo Resources”), a private company with exploration projects for iron in Brazil, and primarily focused on the development of its initial iron mine, located in the municipality of Rio Piracicaba in the state of Minas Gerais, for which it received in October 2022 a permit to mine from Agencia Nacional de Mineracao (“ANM”, the Brazilian mining department) and awaits the operational license from Superintendencia do Meio Ambiente (“SUPRAM”, the State of Minas Gerais environmental department) within the next 12 months and (ii) 28.72% of Jupiter Gold Corporation (“Jupiter Gold”), a publicly-traded company with exploration projects for gold and a developing quartzite quarry operation, all in Brazil, and whose common stock is quoted on the OTCQB under the symbol “JUPGF”. The quartzite mine is fully permitted by ANM and SUPRAM and is expected to start operations later in 2023

We have determined that Apollo Resources and Jupiter Gold represent Variable Interest Entities (see our “Variable Interest Entities” discussion on page [34] of this Annual Report). As a result of such determination, the results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under the United States general accepted accounting principles (“U.S. GAAP”).

Nickel & Cobalt

Market

Nickel and cobalt are key battery minerals needed for the growth phase in EV production. Cobalt is on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. In general, the greater the amount of nickel and cobalt, the greater the energy density of an EV battery, a factor that contributes to the storage of more energy. As a practical example of the importance of nickel and cobalt, EVs whose batteries have a higher energy density can run more kilometers before a recharge is needed. According to Benchmark Mineral Intelligence, 72 mining projects with an average size of 42,500 tonnes will be required to meet battery demand for refined nickel by 2035.

Summary of Our Opportunity

We own 15 mineral rights for nickel (including two mineral rights for both nickel and cobalt) totaling approximately 54,950 acres (222 km2). These mineral rights are divided in two sub-groups according to geography: Nickel I Properties in the State of Goiás and Nickel II Properties in the State of Piauí. Several of our mineral rights are located near to or adjacent to areas of known nickel and associated cobalt mineralization.

Nickel and associated cobalt mineralization often occurs as near-surface deposits hosted within a large complex of magnesium and iron rich plutonic rocks, referred to as ultramafics, that originally formed in the earth’s lower crust and upper mantle. In addition to magnesium and iron, ultramafic rocks typically contain minor amounts of nickel along with lesser amounts of cobalt. Tectonic uplift of the ultramafic sequence followed by exposure to intense tropical weathering processes has resulted in the formation of a nickel and cobalt enriched rock commonly referred to as nickel laterite. Nickel laterite deposits currently account for 40% of global nickel production are becoming an increasingly important source of nickel metal for world demand. They typically occur as very large tonnage, low grade deposits, and being close to the surface, are very amenable to open pit mining methods.

Our Nickel I property located in the Niquelandia district in north-central Goiás state has been Brazil’s national center of commercial nickel production since the early 1980’s. Here nickel laterite mineralization is reported to occur in nickel-bearing iron oxides and clays which are processed via pyrometallurgical recovery methods. Cobalt is recovered as a secondary by-product. Our Nickel II property in southeastern Piauí state is located in the general area of a newly commissioned open pit mining operation which commenced commercial production earlier this year. Based on reports published by the mine operator, a publicly traded company, nickel laterite mineralization in the area occurs as clay-poor, oxide rich material amenable to lower cost heap leach recovery methods. This relatively new approach to nickel ore processing and recovery offers the potential for the commercial development of lower grade resources that would otherwise be uneconomic using more conventional pyrometallurgical recovery methods.

We plan to assess the potential of our nickel-cobalt properties through a systematic three-phase exploration approach. The first phase will involve a combination of analysis and interpretation of commercially available remote sensing satellite data, followed by geologic field reconnaissance and regional scale geochemical stream sediment sampling to identify areas offering the best potential for new nickel-cobalt discoveries. Based on the results of the first phase, the second phase will involve a combination of more detailed geologic mapping, geochemical soil and rock grid sampling, and airborne and ground-based geophysical surveys to identify and prioritize the most prospective areas for drill targeting. The third phase will involve first pass reconnaissance drilling of selected targets to test the presence and distribution of prospective mineralization, with additional follow-up drilling to be conducted as results warrant.

Rare Earths

Market

The rare earth elements (“REE”) are on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. REEs consist of the lanthanide series (lanthanum, cerium, praseodymium, neodymium, promethium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, and lutetium) as well as scandium and yttrium. REEs are classified as “light” and “heavy” based on atomic number. Light REEs (LREEs) are comprised of lanthanum through gadolinium (atomic numbers 57 through 64). Heavy REEs (HREEs) are comprised of terbium through lutetium (atomic numbers 65 through 71) and yttrium (atomic number 39), which has similar chemical and physical attributes to the HREEs. Neodymium and praseodymium are key critical materials in the manufacturing of magnets that have the highest magnetic strength among commercially available magnets and enable high energy density and high energy efficiency in diverse uses. Dysprosium and terbium are key critical materials often added to the magnet alloys to increase the operating temperature. HREEs tend to be less abundant and more expensive than LREEs.

Summary of Our Opportunity

We own seven mineral rights for rare earths totaling approximately 30,054 acres (122 km2). These mineral rights are divided in two sub-types according to geology: Rare Earths I Properties in the States of Goiás and Tocantins, and Rare Earths II Properties in the State of Bahia. Several of our mineral rights are located near to or adjacent to areas known to have rare earths deposits. Preliminary geochemical sampling of some of our areas indicated presence of rare earths. We plan to continue to explore our areas to assess as to whether we have any economic deposits.

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

Graphite

Graphite is on the list of the 35 minerals considered critical to the economic and national security of the United States as first published by the U.S. Department of the Interior on May 18, 2018. Graphite is the most used anode in lithium batteries, benefitting from its high energy and power density. The global need for high-quality, low impurity graphite is directly related to the growth in EV adoption as discussed above. According to Benchmark Mineral Intelligence, to meet demand for anode materials, an estimated 97 natural flake graphite mines will need to be built by 2035, assuming an average size of 56,000 tonnes a year and no contribution from recycling.

We own three mineral rights for graphite totaling approximately 13,766 acres (56 km2). These mineral rights are all located in the State of Minas Gerais and are referred to as our Graphite Properties. All of our mineral rights are located immediately adjacent to areas known for graphite deposits. We plan to explore our areas to assess as to whether we have any economic deposits.

Iron (Through Our Partial Ownership of Apollo Resources Corporation)

Market

Historically, iron has been an essential metal to human development and economic growth. According to the U.S. Geological Survey, over 98% of mined iron ore is used in steel manufacturing. Brazil is the second biggest iron ore producer and exporter in the world, after Australia. Despite the COVID-19 pandemic, iron ore prices reached a six-year high in 2021 primarily fueled by demand from China, the largest importer, while demand from India continues to increase, according to Trading Economics, a market intelligence firm.

Summary of Our Opportunity

Our subsidiary, Apollo Resources, is focused on iron projects in Brazil. Apollo Resources currently owns 56,290 acres of mineral rights for iron distributed in six projects, five of which are in early stage while its Rio Piracicaba Project in Brazil’s well-known Iron Quadrangle mining district is being advanced towards an iron mine, expected to begin operations in 2024 (the “Rio Piracicaba Project”). The Iron Quadrangle is one of the premier iron producing regions in the world.

In 2020, Apollo Resources acquired from a third-party 641-acre mineral right where its Rio Piracicaba Project is now located. This mineral right sits immediately adjacent to Agua Limpa, a producing iron mine owned and operated by Vale S.A. (NYSE: VALE).

During the first and second quarters of 2021, detailed drilling and trenching under the supervision of iron geologists was carried out in approximately 10% of the mineral right area encompassing the Rio Piracicaba Project. Subsequently, a Qualified Person for iron, as the term is defined in Regulation S-K 1300, worked on the analysis and interpretation of the geotechnical work performed.

A Technical Report Summary of the Rio Piracicaba Project (the “Rio Piracicaba TRS”) prepared in accordance with the requirements of Regulation S-K 1300 is included as Exhibit 96.1 to this Annual Report. The effective date of Rio Piracicaba TRS is March 30, 2022. This report was prepared by Orlando Garcia Rocha Filho, a principal at RCS Geologia e Meio Ambiente Ltda., and Volodymyr Myadzel, PhD, an independent consultant at the time, and currently a member of our internal lithium geological team. With respect to the Rio Piracicaba TRS, Mr. Rocha Filho and Dr, Myadzel are Qualified Persons for Iron according to Regulation S-K 1300.

Apollo Resources has full and titled ownership of the mineral right in which the Rio Piracicaba Project is being developed and 100%-ownership of such project. Therefore, the resources presented in the Rio Piracicaba TRS are attributable to Apollo Resources’ interest in such property. A summary table for each class of mineral resource (measured, indicated, and inferred) as found in the Rio Piracicaba TRS is also included below:

	Measured Mineral Resource		Indicated Mineral Resource		Inferred Mineral Resource
	Amount (tons)	Grade	Amount (tons)	Grade (% iron)	Amount (tons)	Grade (% iron)
Iron - Rio Piracicaba Project	-	-	2,646,141	33.74	5,206,771	30.40

The following disclosures apply to the summary table above:

1. “Mineral Resources” is defined in accordance with the requirements of Regulation S-K 1300.

2. Mineral Resources are estimated at a cut-off grade of 20% iron.

3. Mineral Resources are estimated using a long-term iron ore price of US$90 per dry metric tonne for the Platts/IODEX 62% iron fines CFR China, and US$/BRL exchange rate of 5.25.

4. Reasonable prospects for economic extraction were determined by benchmarking similar operations and developing a 20% iron cut-off grade based on operating costs.

5. The effective date is March 30, 2022.

The specific point of reference for the mineral resources estimated in the Rio Piracicaba Project has the following coordinates: 19o 56’ 24.40” S and 43o 12’ 7.58” W. The specific point of reference is also identified in the map below.

In October 2022, Apollo Resources received from ANM, an initial permit to commercially mine its Rio Piracicaba Project. During 2021 and part of 2022, all studies required for the operational licensing of an iron mine have been completed and such permit application submitted by Apollo Resources to SUPRAM, where the analysis of such request takes place, may take an additional 12 months from the date of this Annual Report.

As of the date of this Report, Atlas Lithium owns 45.11% of the common stock of Apollo Resources.

Quartzite (Through Our Subsidiary Jupiter Gold Corporation)

Market

Quartzite is a very hard rock composed predominantly of an interlocking mosaic of quartz crystals. Recently polished quartzite slabs have become sought after as a higher-end substitute to granite in kitchen countertops and tiles. Brazil has a robust quartzite mining industry centered in the neighboring the States of Minas Gerais and Espírito Santo with smaller producers being the norm. Each quarry produces quartzite of different color and texture and therefore stones are unique to their location. Mining is via simple open pit procedures, not particularly labor intensive, and with the mined product normally prepared as cubes of raw quartzite measuring ten meters in each diameter. Buyers are normally responsible for the logistics of transporting such raw quartzite blocks from the mine. Buyers for quartzite mined in Brazil are primarily from four locations: Brazil itself, United States, China, and Italy. It is common for mines to develop an exclusive selling relationship to a buyer.

Summary of Our Opportunity

While our subsidiary Jupiter Gold is primarily focused on gold in Brazil, in one of its mineral rights, measuring 233 acres, a greenfield deposit of quartzite was identified by its exploration team and became its “Quartzite Project”. The Quartzite Project is in the State of Minas Gerais in Brazil, in a region known for quartzite mining.

In 2021, Jupiter Gold studied the Quartzite Project with detailed drilling, and a preliminary volumetric estimate of a deposit was obtained. In 2021, Yan Taffner Binda, a mining engineer with vast experience in quartzite, who meets the definition of a Qualified Person in Regulation S-K 1300, prepared the operational plan for an open pit quarry at the Quartzite Project. An initial mining license from ANM has been obtained.

In 2021, Geoline, an independent engineering and environmental licensing consultancy, performed the field studies needed to file Jupiter Gold’s petition to the applicable regulatory body for an operation license. Jupiter Gold’s expectation is to obtain such approval within the next three to six months, which would allow it to start operations and thereafter revenues in 2023. Jupiter Gold anticipates that its quartzite quarry will require five on-site full-time employees; expected prices for the type of color and texture of the quartzite anticipated to be mined range from $1,200 to $2,000 per cubic meter. In December 2022, Jupiter Gold received the operational license for its quartzite mine, and plans to begin operations in 2023.

As of the date of this Report, we own 28.72% of the common stock of Jupiter Gold.

Gold (Through Our Subsidiary Jupiter Gold Corporation)

Market

Brazil has been a gold producer for over 200 years. According to the World Gold Council, in 2021   Brazil produced 90.1 tons of gold and was the 14th largest gold producer country. Minas Gerais was the largest gold producing state in Brazil, accounting for over half of the country’s production in 2021, according to Statista, a market intelligence firm.

Summary of Our Opportunity

Our subsidiary Jupiter Gold owns 142,017 acres of mineral rights for gold distributed in seven projects, six of which are in early stage while one of them, the “Alpha Project,” has been preliminarily researched and is being developed towards a gold mine. The Alpha Project is located in the State of Minas Gerais at the eastern edge of the Iron Quadrangle mining district, the number one gold-producing region in Brazil.

Jupiter Gold’s 100%-owned Alpha Project encompasses 31,650 acres distributed in twelve mineral rights for gold. Approximately 2% of this total area has been studied over 15 years ago by a prior owner, by drilling superficial terrain layers of saprolite and colluvium and identifying gold in multiple targets. The technical report produced at that time under the ANM standard had an estimated gold mineralization for the small area of the deposit in which work was performed.

In 2020, detailed trenching under the supervision of gold geologists was carried out in approximately 2% of the mineral right area encompassing the Alpha Project. In 2021, Oxford Geoconsultants, a technical consulting firm with a geologist that meets the Qualified Person definition of Regulation S-K 1300, released an independent technical report on the project.

RCS, an independent advisory firm with a gold geologist that meets the Qualified Person definition of Regulation S-K 1300, has preliminarily indicated that the gold deposits at the Alpha Project are of greenstone belt type. Further work is planned for 2023 and 2024at the Alpha Project to expand the knowledge of and the measured size of the deposit.

As of the date of this Report, Atlas Lithium owns 28.72% of the common stock of Jupiter Gold.

Alluvial Gold and Diamonds

We own several mining concessions for gold and diamonds along the banks of the Jequitinhonha River in the State of Minas Gerais, in a region where gold and diamonds have been mined for more than 200 years.

The predecessor owner of one of our current mining concessions for gold and diamonds was Valdiaam, a TSXV-listed company. Such company performed detailed drilling and other studies leading to the publication of technical reports.

We own an alluvial diamond and gold processing plant which was built by such prior owner at an estimated cost of $2.5 million. To the best of our knowledge, this plant is the largest such type of alluvial recovery plant in Brazil.

We are not currently engaged in alluvial diamond and gold mining operations as we are focusing our limited capital and team on lithium because of its exceptional growth in demand at the present time.

Raw Materials

We do not have any material dependence on any raw materials or raw material supplier. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

We do not own or license any intellectual property which we consider to be material.

Government Regulation

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by ANM, a federal entity, with offices in each state in Brazil.. For each mineral right that we own, we file the required paperwork with the ANM office of the state in which such mineral right is located. We believe that we maintain a good relationship with ANM and that our methods of monitoring are adequate for our current needs. For mineral rights which have an operating mine, ANM will normally inspect such projects once a year through an unannounced visit.

Environmental Regulation and Compliance

Environmental regulation in Brazil is carried out by a state-level agency, which may have multiple offices, one for each region of the state. For instance, in Minas Gerais State, such agency is called SUPRAM. For each mineral right that we own, after sufficient exploration work has been conducted, we may apply for operational permitting towards mining by filing any such paperwork with the local office of the environmental agency that has the applicable geographical jurisdiction. We believe that we maintain a good relationship with the offices of the environmental agency and believe that our methods of monitoring are adequate for our current needs. The environmental agency normally inspects our operations once every one or two years which is the standard practice for companies in good standing.

Surface disturbance from any open pit mining performed by us is in full compliance with our mining plan as approved by the local regulatory agencies. We regularly restore areas that have been exploited by us. The current environmental regulations state that for a period of five years after all mining operations have ceased (however long that may take), we would still be required to perform any necessary recuperation work.

Environmental, Social and Governance

We are committed to Environmental, Social, and Corporate Governance (“ESG”) causes. Our Chief of Environmental, Social and Corporate Governance coordinates our efforts in these important matters. We believe that our efforts make a difference in the communities in which we operate. For example, in the period from 2018 to 2020e planted more than 6,000 trees of diverse types for the benefit of local populations in areas in which we operate. During this same period, we also constructed over 1,000 small retention walls to preserve and enhance dirt access roads used by such communities. Our current efforts are focused on hiring workers from communities near our project areas. Many such communities have high levels of unemployment and we thus believe that we are making a positive contribution.

Form and Year of Organization & History to Date

We were incorporated in the State of Nevada on December 15, 2011 under the name Flux Technologies, Corp. From inception until December 18, 2012, we were focused on the software business, which business was discontinued after entering into a Contribution Agreement with Brazil Mining, Inc. (“Brazil Mining”), pursuant to which, in exchange for 51% of the outstanding shares of common stock of the Company, Brazil Mining contributed to the Company by way of an Assignment of Mineral Rights, certain mineral exploration rights. Since then, our management team has been focused on the exploration and development of certain mineral rights in Brazil. In October 2022, the Company changed its name from “Brazil Minerals, Inc.” to “Atlas Lithium Corporation.” On January 12, 2023, the Company completed its firm underwritten public offering of 776,250 shares of the Company’s common stock (which includes the shares subject to the overallotment option, exercised by the underwriter in full), for aggregate gross proceeds of $4,657,500, prior to deducting any underwriting discounts, commissions, and other offering expenses. Our common stock began trading on the Nasdaq Capital Market under the ticker symbol “ATLX” on January 10, 2023.

Legal Proceedings

We are not a party to any material legal proceedings.

Available Information

We maintain a website at www.atlas-lithium.com. We make available free of charge, through the Public Filings section of the Investors tab on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Our SEC filings are available from the SEC’s internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically.

Employees

As of the date of this Annual Report, we have 30 full-time employees and 3 part time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties summarized and set forth in detail below and elsewhere in this Annual Report before you decide to invest in our common stock.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business, (ii) regulatory and industry, (iii) country and currency, and (iv) common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

Business Risks

●	Our future performance is difficult to evaluate because we have a limited operating history.
●	We have a history of losses and expect to continue to incur losses in the future.
●	We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.
●	Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.
●	We face risks related to mining, exploration and mine construction, if warranted, on our properties.
●	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.
●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.
●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.
●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.
●	We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.
●	Our growth will require new personnel, which we will be required to recruit, hire, train and retain.
●	Certain executive officers and directors may be in a position of conflict of interest.

Regulatory and Industry Risks

●	The mining industry subjects us to several risks.
●	Our mineral projects will be subject to significant government regulations.
●	We will be required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.
●	Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
●	Our operations face substantial regulation of health and safety.
●	Our operations are subject to extensive environmental laws and regulations.
●	Mineral prices are subject to unpredictable fluctuations.

Country and Currency Risks

●	Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.
●	The perception of Brazil by the international community may affect us.
●	Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Common Stock Risks

●	Our common stock price has been and may continue to be volatile.
●	We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.
●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute your ownership.
●	Our Series A Preferred Stock has the effect of concentrating voting control over us in Marc Fogassa, our Chief Executive Officer and Chairman.
●	Marc Fogassa, our Chief Executive Officer and member of our Board of Directors, owns greater than 50% of the Company’s voting securities, which means we are deemed a “controlled company” under the rules of Nasdaq.
●	Our stock price may be volatile, and you could lose all or part of your investment.
●	You will experience dilution as a result of future equity offerings.
●	Our existing stockholders have substantial influence over our company and their interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their securities.
●	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.
●	Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
●	Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Business Risks

Our future performance is difficult to evaluate because we have a limited operating history.

Investors should evaluate an investment in us considering the uncertainties encountered by mineral exploration companies. Although we were incorporated in 2011, we began to implement our current business strategy in 2016, which is primarily focused on the exploration of strategic minerals. We have generated limited revenues from operations and our cash flow needs have been financed primarily through debt or equity and not through cash flows derived from our operations. As a result, we have little historical financial and operating information available to help you evaluate and predict our future performance. In addition, advancing our projects will require significant capital and time, and we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises as further described in these risk factors. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses in each of the two past years, have negative cash flow from operating activities, have had limited revenues and expect to continue to incur losses in the future.

We have an accumulated deficit of approximately $58.7 million as of December 31, 2022. We expect to continue to incur losses unless and until such time as our projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. We recognize that if we are unable to generate cash flows from our operations, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

 There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our stock and/or obtaining debt financing. Historically, we have funded our operations primarily through the issuance of debt and equity securities. Management’s plan to fund our capital requirements and ongoing operations include the generation of revenue from our mining operations and projects. Management’s secondary plan to cover any shortfall is selling our equity securities, including our common stock, or common stock in Apollo Resources and Jupiter Gold that we own, and obtaining debt financing, There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources

We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. An economic deposit is a mineral property which can be reasonably expected to generate profits upon extraction and commercialization of its minerals after considering all costs involved. Our property interests are at the exploration stage. Accordingly, it is unlikely that we will realize profits in the short term, and we also cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon development of at least one economic deposit and most likely further exploration and development of other economic deposits, each of which is subject to numerous risk factors. including all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of studies to verify reserves and commercial viability, including the ability to find sufficient ore reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with stringent environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	potential opposition from non-governmental organizations, local groups or local inhabitants that may delay or prevent development activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and
●	potential shortages of mineral processing, construction, and other facilities related supplies.

Further, we cannot assure you that, even if an economic deposit of minerals is located, any of our property interests can be commercially mined. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period which a combination of careful evaluation, experience and knowledge of management may not eliminate. While discovery of additional ore-bearing deposits may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Significant expenses may be required to establish reserves by drilling and to construct mining and processing facilities at a particular site. It is impossible to ensure that our current exploration programs will result in profitable commercial mining operations. The profitability of our operations will be, in part, related to the cost and success of its exploration and development programs which may be affected by several factors. Additional expenditures are required to establish reserves which are sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are mined and developed.

In addition, exploration-stage projects like ours have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, metal recoveries or cash operating costs will to a large extent be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, as well as future studies. Actual operating costs and economic returns of all exploration projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations, and cash flows may be negatively affected.

Because the probability of an individual prospect ever having reserves is unknown, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.

We are an exploration stage company, and we have no “reserves.” A mineral reserve is defined in Regulation S-K 1300 as an estimate of tonnage and grade or quality of “indicated mineral resources” and “measured mineral resources” (as those terms are defined in Regulation S-K 1300) that, in the opinion of a “qualified person” (as defined in Regulation S-K 1300), can be the basis of an economically viable project. We cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even if we confirm reserves on our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties. Further, our lack of established reserves means that we are uncertain about our ability to generate revenue from our operations.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and that we can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

Exploration activities require significant amounts of capital that may not be recovered and may exceed our budget.

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that the Company’s activities will ultimately lead to an economically feasible project or that it will recover all or any portion of its investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further exploration efforts. Despite our efforts to budget such costs, the cost of minerals exploration is often uncertain, and cost overruns are common. Substantial expenditures are required to establish reserves through drilling, to develop processes to extract the ore and, in the case of new properties, to develop the extraction and processing facilities and infrastructure at any site chosen for extraction. Although substantial benefits may be derived from the discovery of a major deposit, we cannot provide any assurance that any such deposit will be commercially viable or that we will be able to obtain the funds required for development on a timely basis. Drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company’s control, including title problems, weather conditions, protests, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services. For example, following recent results of our exploration plans of our Minas Gerais Lithium Project, we expect to incur greater cost related to such exploration activities than originally budgeted for. While we believe we have sufficient resources to fund our operations for the next twelve months, an increase in our drilling campaigns to keep pace with positive findings of potential economic deposits, may require us to raise additional capital which, if not available on reasonable terms, may cause us to curtail our operations and impair our ability to become profitable.

We face risks related to mining, exploration and mine construction, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on prices of minerals set by global markets and whether our exploration-stage properties can be brought into production. We cannot provide any assurances that the current and future exploration programs and/or studies on our existing properties will establish reserves. Whether it will be economically feasible to extract a mineral depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; drilling costs; mineral prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital.

Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

Our long-term success, including the recoverability of the carrying values of our assets, and our ability to continue with exploration, development and commissioning and mining activities on our existing projects or to acquire additional projects, depends ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our operations by establishing ore bodies that contain commercially recoverable minerals and to develop these into profitable mining activities. We cannot assure you that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

In order to finance our current operations and future capital needs, we will require additional funds through the issuance of additional equity and/or debt securities. Depending on the type and the terms of any financing we pursue, shareholders’ rights and the value of their investment in our shares could be reduced. Any additional equity financing will dilute shareholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. For example, on January 30, 2023, the Company raised an aggregate of $4 million in gross proceeds from the sale of its common stock in transaction exempt under Regulation S of the Securities Act. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

The global decline in economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, interest rate and foreign currency rate fluctuations, and volatility in capital markets could negatively impact our business, financial condition, and results of operations, including our ability to raise capital. If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.based on activities related to our exploration projects. Our revenues, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

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

Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on several factors, including:

●	our ability to successfully complete our exploration activities and develop existing projects;
●	our ability to identify new projects;
●	our ability to continue to retain and attract skilled personnel;
●	our ability to maintain or enter into relationships with project partners and independent contractors;
●	the results of our exploration programs;
●	the market prices for our minerals;
●	our access to capital; and
●	our ability to enter into agreements for the sale of our minerals.

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

We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.

Our existing operations and continued future development are largely dependent upon the personal efforts and continued performance of Marc Fogassa, our Chief Executive Officer and Chairman and principal stockholder. The loss of the services of Mr. Fogassa would have a material adverse effect on our business and prospects. We maintain key-man life insurance on the life of Mr. Fogassa. See “Management.” If we were to lose Mr. Fogassa, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. Although Mr. Fogassa spends significant time with the Company and is highly active in our management, he does not devote his full time and attention to Atlas Lithium. Mr. Fogassa also currently serves as Chief Executive Officer and director of Apollo Resources Corporation (“Apollo Resources”) and Jupiter Gold Corporation (“Jupiter Gold”).

Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

Our ability to recruit and assimilate new personnel will be critical to our performance. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. As we grow, we will be required to recruit additional personnel and to train, motivate and manage employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended.

Certain executive officers and directors may be in a position of conflict of interest.

Marc Fogassa, our Chief Executive and Chairman, also serves as chief executive officer and director of Apollo Resources and Jupiter Gold. Joel Monteiro, Esq., one of our officers, is a director in both Apollo Resources and Jupiter Gold. Areli Nogueira, one of our officers, is a director in Jupiter Gold. We have partial equity ownership in both Apollo Resources and Jupiter Gold. There exists the possibility that one or more of these individuals, or others, may in the future be in a position of conflict of interest. where their interests may not be aligned with the interests of our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We may be unable to retain the third party contractors upon which we rely, including for drilling.

We have agreements with consultants to perform services for us including with respect to performing drilling services for us. Each of these contractors perform functions that require the services of persons in high demand in the industry and these persons may or may not always be available when needed based on their status as contractors or at affordable prices. The implementation of our business plan and our exploration activities may be impaired if we are not able to retain or afford our significant contractors or if they do not perform in accordance with their agreements and the failure to conduct our exploration activities could result in delays in our ability to execute on our business plan will could have an adverse effect on the value of our company and our common stock.

Regulatory and Industry Risks

The mining industry subjects us to several risks.

In our operations, we are subject to the significant risks normally encountered in the mining industry, such as:

●	the discovery of unusual or unexpected geological formations;
●	accidental fires, floods, earthquakes or other natural disasters;
●	unplanned power outages and water shortages;
●	controlling water and other similar mining hazards;
●	industrial and mining accidents;
●	operating labor disruptions and labor disputes;
●	the ability to obtain suitable or adequate machinery, equipment, or labor;
●	our liability for pollution or other hazards; and
●	other known and unknown risks involved in the conduct of exploration and operation of mines.

These hazardous activities pose significant management challenges and could result in loss of life, a mine shutdown, damage to or destruction of our properties and surrounding properties, production facilities or equipment, production delays or business interruption.

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

Common Stock Risks

Our common stock price has been and may continue to be volatile.

The market price of our common stock has been and is likely to continue to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including the following:

●	the results from our exploration and/or, if warranted, project development efforts;
●	our ability to achieve profitability;

●	our ability to raise capital when needed;
●	our ability to execute our business plan;
●	investor perception of our industry or our prospects;
●	legislative, regulatory, and competitive developments; and
●	economic and external factors.

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

Marc Fogassa, our Chief Executive Officer and member of our Board of Directors, owns greater than 50% of the Company’s voting securities, which means we are deemed a “controlled company” under the rules of Nasdaq.

As a result of his ownership of all issued and outstanding shares of our Series A Preferred Stock, Mr. Fogassa, our Chief Executive Officer and Chairman, holds more than 50% of our voting securities, and as such, we are a “controlled company” under the rules of Nasdaq.

As a “controlled company,” we may elect to rely on some or all of these exemptions, even though currently we do not take advantage of any of these exemptions, but may do so in the future. Accordingly, should the interests of Mr. Fogassa differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our stock price may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially and will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities. Factors that could cause fluctuations in the trading price of our common stock include:

●	results from our exploration and/or, if warranted, project development efforts;
●	changes to our industry, including demand and regulations;
●	failure to achieve commercial extraction of mineral deposits from any of our properties;
●	absence of any reserves contained within our properties, and loss of any funds spent on exploration and evaluation;
●	we may not be able to compete successfully against current and future competitors;
●	competitive pricing pressures;
●	our ability to obtain working capital financing as required;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	any major change in our management;
●	changes in accounting standards, procedures, guidelines, interpretations or principals; and
●	economic, geo-political and other external factors, particularly within the country of Brazil.

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

As of the date of this Annual Report, certain stockholders control the voting power in us, including management. As a result, these stockholders have substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of our Company and may reduce the price of our common stock.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that private companies do not incur. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins our Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Lithium Projects

Our lithium projects are listed in the following table with respective maps below.

Mineral	Name	Location in Brazil	Aggregate Mineral Rights Area
Lithium	Minas Gerais Lithium Project	State of Minas Gerais	23,785 hectares (58,774 acres)
Lithium	Northeastern Brazil Lithium Project	States of Paraíba and Rio Grande do Norte	6,583 hectares (16,266 acres)

With respect to the Minas Gerais Lithium Project, our exploration plan as of the date of this Annual Report is:

a) to continue both our exploratory and our resource-delineating drilling campaigns to assess identified targets and to continue to estimate the size of our lithium-bearing mineral deposits;

b) to present a maiden resource report in accordance with the standards set forth in Regulation S-K 1300, and to plan on continually updating such report as more drilling and data become available;

c) to continue exploratory drilling on many new and existing target areas with pegmatites which our field geologists have identified;

d) to continue careful geological map on foot of the vast mineral rights landbank that we have for presence of additional pegmatites; and

e) to present the metallurgical report expected from SGS Lakefield and to continue mineralogical analysis of our deposits with the intent of developing a processing route for lithium concentrate, our designated commercial product for sale.

With respect to the Northeastern Brazil Lithium Project, our exploration plan as of the date of this Annual Report is to initially open five to ten trenches and drill three to five exploratory holes in a few specific areas.

On January 19, 2023, through our 99.99% owned subsidiary BMIX Participações Ltda., we consummated a transaction in which we acquired five lithium mineral rights totaling 1,090.88 hectares (~ 2,696 acres) owned by an unrelated Brazilian mining enterprise pursuant to a Mineral Rights Purchase Agreement (the “Acquisition Agreement”) filed as Exhibit 10.10 to this Annual Report. These mineral rights are located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the State of Minas Gerais in Brazil. The purchase of the properties under this agreement remains subject to our continuing performance under the purchase agreement, including with respect to timely payments. Please refer to Exhibit 10.10 of this Annual Report for a full description of the terms of the Acquisition Agreement.

Other Critical Minerals

Our other critical minerals properties are listed in the following table with respective maps below.

Mineral(s)	Name	Location in Brazil (states)	Aggregate Mineral Rights Area
Nickel	Nickel Properties	Goiás and Piauí	22,238 hectares (54,950 acres)
Rare Earths	Rare Earths I Properties	Bahia, Goiás, and Tocantins	12,162 hectares (30,054 acres)
Titanium	Titanium Properties	Minas Gerais	8,923 hectares (22,050 acres)
Graphite	Graphite Properties	Minas Gerais	5,571 hectares (13,766 acres)

With respect to the properties listed above (nickel, rare earths, titanium, and graphite), we do not have detailed exploration plans or budgets, as we have focused our attention and limited resources to date primarily toward our Lithium Projects.

Initial Properties

Our alluvial gold and diamonds, and industrial sand properties are listed in the following table .

Mineral(s)	Name	Location in Brazil (state)	Aggregate Mineral Rights Area
Alluvial Gold and Diamonds	Alluvial Gold and Diamonds Mine	Minas Gerais	9,343 hectares (23,088 acres)
Industrial Sand	Industrial Sand Mine I & Mine II	Minas Gerais	456 hectares (1,128 acres)

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Since January 10, 2023, our common stock has been trading on the Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “ATLX.” Quotations for our common stock are available on nasdaq.com. Prior to January 10, 2023, our common was quoted on the OTCQB Marketplace (“OTCQB”) operated by the OTC Markets Group, Inc. under the symbol “ATLXD.” The following table sets forth, for each of the quarterly periods indicated, the range of high and low sales prices, in U.S. dollars, for our common stock for each quarter in 2021 and 2022.

	Year Ended
Quarters	December 31, 2021
	High	Low
2021
First (01/01-03/31)	$42.75	$1.43
Second (04/01-06/30)	$15.83	$8.40
Third (07/01-09/30)	$10.05	$6.98
Fourth (10/01-12/31)	$10.88	$5.44

	Year Ended
Quarters	December 31, 2022
	High	Low
2022
First (01/01-03/31)	$7.05	$4.43
Second (04/01-06/30)	$9.38	$3.83
Third (07/01-09/30)	$15.98	$6.75
Fourth (10/01-12/31)	$20.78	$6.90

As of March 27, 2023, there were 239 holders of record of the Company’s common stock.

Dividends

We have not paid any cash dividends since our inception and do not expect to declare any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously disclosed in Item 15 of our Registration Statement on Form S-1 declared effective by the SEC on January 9, 2023, there have been no other sales of unregistered securities during the period covered by this Annual Report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report.

This discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. . We caution you to read the “Forward Looking Statements” section of our Annual Report.

Overview

Atlas Lithium Corporation (“Atlas Lithium,” “Brazil Minerals,” the “Company,” “we,” “us,” or “our”) is a mineral exploration and mining company with lithium projects and properties in other critical and battery minerals to power the Green Energy Revolution - nickel, rare earths, graphite, and titanium. Our current focus is on developing our hard-rock lithium project located in Minas Gerais State in Brazil at a well-known, premier pegmatitic district in Brazil. We intend to produce and sell lithium concentrate, a key ingredient for battery supply chain. Lithium is essential for batteries in electric vehicles and demand is expected to outstrip supply.

We are in the initial stages of planning to develop and own 100% of a lithium concentration facility capable of producing 150,000 tons of lithium concentrate annually.

However, there can be no assurance that we will have the necessary capital resources to develop such facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

All of our mineral projects and properties are located in Brazil and our mineral rights portfolio for critical and battery minerals includes approximately 75,040 acres (304 km2) for lithium in 64 mineral rights, 54,950 acres for nickel (222 km2) in 15 mineral rights, 30,054 acres (122 km2) for rare earths in seven mineral rights, 22,050 acres (89 km2) for titanium in seven mineral rights, and 13,766 acres (56 km2) for graphite in three mineral rights. We believe that we hold the largest portfolio of lithium mineral exploration properties in Brazil, a premier and well-established jurisdiction for hard-rock lithium.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to Sigma Lithium Corporation (Nasdaq: SGML). Our Minas Gerais Lithium Project is our largest project and consists of 52 mineral rights spread over 56,078 acres (227 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. Generally, lithium derived from pegmatites is less costly to purify for uses in high technology applications than lithium obtained from brine. Such applications include the battery supply chain for EVs, an area of expected high growth for the next several decades.

We believe that we can materially increase our value by the acceleration of our exploratory work and quantification of our lithium mineralization. Our initial commercial goal is to be able to enter production of lithium-bearing concentrate, a product which is highly sought after in the battery supply chain for EVs.

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as nickel, rare earths, graphite, and titanium. We believe that the shift from fossil fuels to battery power will yield long-term opportunities for us not only in lithium but also in such other minerals.

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds. Historically, we have had revenues from mining and selling gold, diamonds, and industrial sand. Such endeavors have given us the critical management experience needed to take early-stage projects in Brazil from the exploration phase through successful licensing from regulators and to revenues. As our corporate focus became our lithium properties and those of other critical minerals, we stopped alluvial gold and diamond exploration efforts in 2018 and the sale of our industrial sand in 2022.

The company owns 45.11% of the shares of common stock of Apollo Resources Corporation (“Apollo Resources”), a private company currently primarily focused on the development of its initial iron mine.

The company also owns approximately 28.72% of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the development of gold projects and of a quartzite mine, and whose common stock are quoted on the OTCQB under the symbol “JUPGF.” The quartzite mine is fully permitted and is expected to start operations mid 2023.

Apollo Resources and Jupiter Gold have not generated any revenues to date. The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under accounting principles generally accepted in the United States (“U.S. GAAP”).

Results of Operations

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021

Revenue for the year ended December 31, 2022, totaled $6,765, compared to revenue of $10,232 during the year ended December 31, 2021, representing a decrease of 33.9%. Such revenue was comprised solely of sales of industrial sand that we mine in one of our mineral rights. Industrial sand is a residual business line as we are primarily focused on our lithium exploration program. In December 2022, the company closed its sand business.

Cost of goods sold for the year ended December 31, 2022, totaled $63,548, as compared to cost of goods sold of $245,810 during the year ended December 31, 2021, representing a decrease of 74.15%. Cost of goods sold is primarily comprised of labor, fuel, repairs and maintenance on our mining equipment. As mentioned above, this costs refer to Industrial sand production which is a residual business line as we are primarily focused on our lithium exploration program.

Gross loss for the year ended December 31, 2022, totaled $56,783, compared to gross loss of $235,578 during the year ended December 31, 2021 representing decrease of 75.9%.

Operating expenses for the year ended December 31, 2022, totaled $4,608,887, compared to operating expenses of $3,280,514 during the year ended December 31, 2021 representing an increase of 40.49%. The increase was mostly due to general and administrative expenses related to cost of listing our common stock on Nasdaq and increased financing efforts, and non-cash stock-based compensation from issuances of stock options to officers and directors. Increase noted on “other operating expenses” refers to the expenses of the lithium project drilling campaign.

Other expenses for the year ended December 31, 2022 totaled $155,812, compared to other expenses of $509,374 during the year ended December 31, 2021 representing a decrease of 69,4%. The decrease is mainly due to interest expense on promissory notes due to amortization debt discounts and loss on the extinguishment of debt related to common stock purchase warrants issued in a settlement with a noteholder during the year ended December 31, 2021.

As a result, we incurred a net loss attributable to our stockholders of $3,790,423, or $0.82 per share, for the year ended December 31, 2022, compared to a net loss attributable to our stockholders of $2,772,358, or $0.75 per share, during the year ended December 31, 2021.

We anticipate that our largest expense item for the next twelve months will be drilling expense as we explore lithium targets and delineate our lithium resources. Such expenses can vary depending on the number of drills employed and the number of hours per week that each drilling team works. Our current plan is to continue to have a robust drilling campaign throughout 2023. However, we are dependent on a number of factors which may alter such plans, including, among others, financial resources, availability of qualified drills and personnel to operate them, and permitting.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $280,525 and a working capital deficit of $2,452,553, compared to cash and cash equivalents $22,776 and a working capital deficit of $940,475 as of December 31, 2021.

Net cash used in operating activities totaled $1,480,530 for the year ended December 31, 2022, compared to net cash used of $1,101,680 during the year ended December 31, 2021 representing an increase in cash used of $378,850 or 34%.

Net cash used in investing activities totaled $2,846,356 for the year ended December 31, 2022, compared to net cash used of $961,362 during the year ended December 31, 2021 representing an increase in cash used of $1,884,994 or 196%. The increase is mainly due to the mining rights purchases completed in 2022.

Net cash provided by financing activities totaled $4,502,356 for the year ended December 31, 2022, compared to $1,789,938 during the year ended December 31, 2021 representing an increase in cash provided of $2.712,418 or 151%.

We currently have no off-balance sheet arrangements.

We have limited working capital, have historically incurred net operating losses, and have not yet received material revenues from the sale of products or services.

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity and the equity of one of our subsidiaries. For example, On January 12, 2023, the Company completed its firm underwritten public offering of 776,250 shares of the Company’s common stock (which includes the shares subject to the over-allotment option, exercised by the underwriter in full), for aggregate gross proceeds of $4,657,500 (prior to deducting any underwriting discounts, commissions, and other offering expenses). Also, on January 30, 2023, the Company raised an aggregate of $4 million in gross proceeds from the sale of its common stock in transaction exempt under Regulation S of the Securities Act. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through March 2024.

Our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from the local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries’ balance sheets in agreement.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect at December 31, 2022, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

As of December 31, 2022 and 2021, our derivative liabilities were considered a level 2 liability. We do not have any level 3 assets or liabilities.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2022 and 2021, we did not recognize any impairment losses related to mineral properties held.

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

We have concluded that Apollo Resources, Jupiter Gold and their subsidiaries are VIEs in accordance with applicable accounting standards and guidance; and although the operations of Apollo Resources and Jupiter Gold are independent of ours, because our chief executive officer, Marc Fogassa, is also the controlling shareholder of both Apollo Resources and Jupiter Gold, we may be considered to have power to direct the activities that are most significant to Apollo Resources and Jupiter Gold. Therefore, we concluded that we are the primary beneficiary of both Apollo Resources and Jupiter Gold.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. On the basis of that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, at a reasonable assurance level.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Since the Company is a smaller reporting company,, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management’s report on internal controls.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2022 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of the Company’s system of internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company’s internal control over financial reporting will detect all errors or fraud. However, the Company’s control systems have been designed to provide reasonable assurance of achieving their objectives. The Company has utilized the 1992 Committee of Sponsoring Organizations of the Treadway Commission’s internal control framework.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Report, concerning our directors and executive officers:

Name	Age	Position
Marc Fogassa	56	Chairman, Chief Executive Officer, Director
Ambassador Robert Noriega	63	Independent Director, Member of the Audit Committee
Cassiopeia Olson, Esq.	45	Independent Director, Member of the Audit Committee
Stephen R. Petersen, CFA	67	Independent Director, Member of the Audit Committee
Gustavo Pereira de Aguiar	40	Chief Financial Officer, Treasurer, Principal Accounting Officer
Brian W. Bernier	64	Vice-President, Corporate Development and Investor Relations
Joel de Paiva Monteiro, Esq.	32	Chief of Environmental, Social and Corporate Governance (ESG), Vice-President, Administration and Operations, and Secretary
Volodymyr Myadzel, PhD, Geol.	47	Senior Vice-President, Geology
Areli Nogueira da Silva Júnior, Geol.	42	Vice-President, Mineral Exploration

Marc Fogassa, age 56, has been a director and our Chairman and Chief Executive Officer since 2012. He has extensive experience in venture capital and public company chief executive management. He has served on boards of directors of multiple private companies in various industries, and has been invited to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master of Business Administration degree in 1999 with Second-Year Honors. At Harvard Business School, he was Co-President of the Venture Capital and Private Equity Club. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. Mr. Fogassa is also the Chairman and Chief Executive Officer of Jupiter Gold Corporation, and Chairman and Chief Executive Officer of Apollo Resources Corporation, two of our consolidated subsidiaries. Marc Fogassa serves as a director because of his experience in the management of public companies in mineral exploration and his understanding of Brazil, the jurisdiction where we operate.

Ambassador Roger Noriega, age 63, has been an independent director since 2012, and member of the Audit Committee of the Board of Directors since 2021. He has extensive experience in Latin America. Amb. Noriega was appointed by President George W. Bush and confirmed by the U.S. Senate as U.S. Assistant Secretary of State and served from 2003 to 2005. In that capacity, Amb. Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Amb. Noriega served as U.S. Ambassador to the Organization of American States from 2001 to 2003. Since 2009, Amb. Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Amb. Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. Ambassador Noriega serves as a director because of his experience in complex multi-jurisdictional agreements and his business and diplomatic experience with Brazil.

Cassiopeia Olson, Esq., age 45, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 2021. She is an attorney with extensive experience in international contracts, securities law and venture negotiations. She has represented or engaged in transactions with leading companies in the biomedical, technology and products and services sectors. From 2013 to 2017, Ms. Olson was at Kaplowitz Firm P.C. and from 2017 to January, 2020, she was an attorney with the Crone Law Group. From February, 2020 to May 2022 Ms. Olson was an attorney with Ellenoff Grossman & Schole LP. She has been with Mitchell Silberberg & Knupp since May of 2022. She received a B.A. in Economics and Finance from Loyola University in Chicago, and a J.D. from The John Marshall School of Law. Ms. Olson serves as a director because of her experience with working with large multinational companies in complex transactions and her knowledge of U.S. securities law.

Stephen R. Petersen, CFA, age 67, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 202. Mr. Petersen over 40 years of experience in the capital markets and investment management. Since 2013, he has been a Managing Director and member of the Investment Committee at Prio Wealth, an independent investment management firm with over $3 billion in assets under management. Previously, Mr. Petersen served as Senior Vice President, Investments at Fidelity Investments for approximately 32 years. During his tenure at Fidelity, Mr. Petersen served as a Portfolio Manager and Group Leader of The Fidelity Management Trust Company and was responsible for managing several equity income and balanced mutual funds such as Fidelity Equity Income Fund (1993-2011), Fidelity Balanced Fund (1996-1997), Fidelity VIP Equity-Income Fund (1997-2011), Fidelity Puritan Fund (2000-2007), Fidelity Advisor Equity-Income Fund (2009-2011), and Fidelity Equity-Income II (2009-2011). He began his career at Fidelity as an Equity Analyst. Mr. Petersen received a B.B.A. in Finance and an M.S. in Finance from the University of Wisconsin-Madison. Mr. Petersen serves on the Board of the University of Wisconsin Foundation and Chairs its Investment Committee. He also is Co-Chair of the Executive Committee for the Catholic Schools Foundation Inner-City Scholarship Fund. Mr. Petersen is a Chartered Financial Analyst. Mr. Petersen serve as a director because of his experience with capital markets and his knowledge of finance including expertise with financial statements.

Gustavo Pereira de Aguiar, age 40, has been our Chief Financial Officer, Principal Accounting Officer, and Treasurer since 2022. From 2016 until 2022, Mr. Aguiar was the Controller of Jaguar Mining, Inc., a Canadian publicly traded company with two producing gold mines in the state of Minas Gerais in Brazil. From 2013 to 2016, Mr. Aguiar was Controller at Grupo Orguel, an enterprise in the construction equipment rental sector in Brazil which received funding from Carlyle, a U.S. private equity group, and from 2010 to 2013, Mr. Aguiar worked at Mirabella Mineração, which at the time was developing its nickel project in the state of Bahia in Brazil. From 2006 to 2010, Mr. Aguiar was an auditor with Deloitte in Brazil. Mr. Aguiar has undergraduate degrees in Business Administration and in Accounting from Universidade FUMEC in Brazil. He has an executive MBA and further post-graduate education in finance from Fundação Dom Cabral in Brazil. Mr. Aguiar is fluent in Portuguese and English and is a licensed accountant in Brazil.

Brian W. Bernier, age 64, has been our Vice-President, Corporate Development and Investor Relations since 2019. From 2010 to 2017, Mr. Bernier was a relationship manager at Four Spring Capital Trust, and from 2017 to 2019, he was a registered representative at Noble Capital Markets and responsible for presenting selective investment opportunities to asset managers and high net worth individuals. Mr. Bernier graduated with a degree in Management from Boston University.

Joel de Paiva Monteiro, Esq., age 32, has been our Vice-President, Administration and Operations, since 2020, and our Chief of Environmental, Social, and Corporate Governance (“ESG”) matters since 2021. Previously he was a partner of the Brazilian law firm PRA Advogados with three offices and headquarters in Belo Horizonte, state of Minas Gerais. Mr. Monteiro has worked with all aspects of Brazilian business law and has extensive experience in a wide range of areas from strategic business planning to litigation. His prior clients included large corporations in a variety of economic sectors in diverse states in Brazil. Mr. Monteiro has a law degree from the Milton Campos Faculty in Belo Horizonte, Brazil. Subsequently he achieved a post-graduate degree in Business and Civil Law from the Pontifical Catholic University of Minas Gerais. Mr. Monteiro is also a director of Jupiter Gold Corporation and of Apollo Resources Corporation, two of our consolidated subsidiaries..

Volodymyr Myadzel, PhD, Geol., age 47, became our Senior Vice-President, Geology, in 2022 after serving as an independent consultant to the Company since 2021. Under Regulation S-K 1300, he is a Qualified Person for lithium, iron, and gold, among other minerals. Mr. Myadzel is a geologist with over 23 years’ experience acquired in mines and projects in Russia, Ukraine, Guinea, Uruguay, and Brazil in a variety of minerals including lithium, iron, and gold. His primary expertise entails geological modeling, resource estimation, and QA/QC analysis. Mr. Myadzel has extensive experience in auditing mineral projects on behalf of investors or acquiring companies. He is a principal at VMG Consultoria e Soluções Ltda, a company that has provided geological expertise to large global companies with mines and projects in Brazil. Mr. Myadzel received Bachelor and Master degrees in Geological Engineering and a PhD degree in Geology, all from Kryvyi Rih National University in Ukraine.

Areli Nogueira da Silva Júnior, Geol., age 42, became our Vice-President, Mineral Exploration, in 2021, after serving as an independent consultant to the Company since 2018.. Mr. da Silva meets the requirements of a Qualified Person as such term is defined in the Regulation S-K 1300. He is the Founder and was the Chief Technical Officer of MineXplore, a consultancy firm focused on mineral rights in Brazil. Mr. da Silva has been a consultant geologist with GeoEspinhaço, a firm that undertakes geological studies in a variety of minerals across Brazil. He has also been a college faculty member teaching geology. Previously, he worked at the Brazilian Mining Department and before that as a geologist at Usiminas Mineração. Mr. da Silva has a Master of Geology degree from the Federal University of Rio de Janeiro, and an undergraduate degree in Geological Engineering from the School of Mines of the Federal University of Ouro Preto, the oldest mining college in Brazil. Mr. da Silva is also a director of Jupiter Gold Corporation, one of our consolidated subsidiaries.

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

Overview of Corporate Governance

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well, and maintaining our integrity in the marketplace. As discussed below, our Board of Directors has established three standing committees to assist it in fulfilling its responsibilities to us and our stockholders:

1.	The Audit Committee;

2.	The Compensation Committee; and

3.	The Nominations Committee.

Director Independence

We currently have three independent directors on our Board of Directors. We use the definition of “independence” found in the Listing Rules of the Nasdaq Stock Market (“Nasdaq”) to make this determination.

Our Board of Directors has undertaken a review of the independence of each director and will review the independence of any new directors based on information provided by each director concerning their background, employment, and affiliations, in order to make a determination of independence. Our Board of Directors has determined that the following directors are independent:

1.	Ambassador Roger Noriega

2.	Stephen R. Petersen, CFA

3.	Cassiopeia Olson, Esq.

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), which was approved by the SEC on August 6, 2021, we have taken steps to meet the diversity objective as set out in this rule within the applicable transition period. We identified candidates for our Board of Directors who meet the board diversity requirement and have appointed one female independent director to our Board of Directors. The following is our Board Diversity Matrix as of the date hereof:

Board Diversity Matrix

Total Number of Directors	4

Part I: Gender Identity	Female	Male

Directors	1	3

Part II: Demographic Background

Hispanic or Latinx	0	2

White	1	1

Role of our Board of Directors in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. We have formed supporting committees, including the Audit Committee, the Compensation Committee, and the Nominations Committee, each of which supports the Board of Directors by addressing risks specific to its respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominations Committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct.

Committees of our Board of Directors

Our Board of Directors has established three standing committees- the Audit Committee, the Compensation Committee, and the Nominations Committee.

Audit Committee

Nasdaq listing rules require that our Audit Committee be composed of at least three members all of whom are “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. As of the date hereof, our Audit Committee was composed of the following, all of whom have been affirmatively determined by our Board of Directors to meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 and Nasdaq rules, all of whom qualify as financial experts:

1.	Ambassador Roger Noriega

2.	Cassiopeia Olson, Esq.

3.	Stephen R. Petersen, CFA

Our director Mr. Stephen R. Petersen, CFA, is an independent member of our Audit Committee who qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-K.

Compensation Committee and Nominations Committee

Nasdaq listing rules require that our Compensation Committee and Nominations Committee be composed solely of independent directors. At this time, our Nominations Committee and Compensation Committee are both comprised solely of independent directors. As of the date hereof, the members of each of our Nominations Committee and Compensation Committee are:

	Compensation Committee	Nominations Committee
1.	Ambassador Roger Noriega	Cassiopeia Olson, Esq.
2.	Cassiopeia Olson, Esq.	Stephen R. Petersen, CFA

Compensation Committee Interlocks and Insider Participation

At no time have any of the members of our Compensation Committee been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers on our Board of Directors or Compensation Committee.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of business conduct and ethics is available on our website at www.atlas-lithium.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address does not include or incorporate by reference the information on our website into this document.

Controlled Company

Marc Fogassa, our Chief Executive Officer and Chairman, currently controls approximately 54.11% of the voting power of our capital stock and will control approximately 53.76% of the combined voting power of our capital stock upon completion of this offering, and we believe we may be a “controlled company,” as such term is defined under the Nasdaq Listing Rules. We currently do not rely on the controlled company exemptions provided under the Nasdaq Listing Rules, but we may do so in the future.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2022 and 2021, a summary of the compensation paid to or earned by the Named Executive Officers. Note that, as a “smaller reporting company” and pursuant to the rules of the SEC, the Company is providing compensation information for 2022 and 2021 for Marc Fogassa, our Chief Executive Officer, Gustavo Aguiar, our Chief Financial Officer and Brian Bernier, Vice President of our Corporate Development, as the two most highly compensated executive officers of the Company, other than Mr. Fogassa.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Marc Fogassa, Chairman and	2022	-	177,751	(1)	177,751	(1)	743,414	-	-	33,643	(9)	1,132,559
Chief Executive Officer	2021	-	-		-		901,940	-	-	11,582	(9)	913,522
Gustavo Aguiar,	2022	80,903	70,000 (5)									150,903
Chief Financial Officer (4)
Brian Bernier,	2022	100,000	24,900 (6)		30,000	(7)						154,900
VP, Corporate Development (8)

(1)	Pursuant to the terms of Mr. Fogassa’s amended and restated employment agreement, his 2021 performance bonus, which was paid in cash in early 2022 as half in cash and half in stock.
(2)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2021 and 2022 to our Chief Executive Officer calculated in accordance with FASB ASC Topic 718. Please see Note 6 to the consolidated financial statements for the year ended December 31, 2021 and 2022 contained in this Annual Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718.
(3)	The amounts in this column reflect the aggregate grant date fair value of stock awards granted in 2022 calculated. in accordance with FASB ASC Topic 718to our Chief Executive Officer. Pursuant to the terms of Mr. Fogassa’s amended and restated employment agreement, he received half of his 2021 performance bonus as fully vested stock, which was granted in early 2022.
(4)	Mr. Aguiar was appointed as our Chief Financial Officer on March 16, 2022.
(5)	Mr. Aguiar receives specific performance bonuses tied to successful completion and timely filing of our periodic reporting obligations with the SEC.
(6)	Mr. Bernier receives discretionary performance bonus.
(7)	Pursuant to the terms of his agreement with the Company, Mr. Bernier does not receive cash compensation. Instead, Mr. Bernier is granted monthly fully vested shares equal to $2,500 in value, with the price per share calculated as the average closing price for the applicable monthly period.
(8)	Mr. Bernier was hired/appointed VP, Corporate Development in 2019
(9)	All Other Compensation for Mr. Fogassa includes disability insurance coverage for Mr. Fogassa for 2021 and 2022, and medical, dental and vision insurance coverage for Mr. Fogassa and his dependents for part of 2022.

Narrative to Summary Compensation Table

On December 31, 2020, our Board approved an amendment and restatement of the employment agreement between the Company and Marc Fogassa, our Chief Executive Officer (the “A&R Employment Agreement”). Under the A&R Employment agreement, Mr. Fogassa will no longer be entitled to a salary payable in cash, which under the terms of the prior agreement was for an amount of $250,000 per annum. Instead, he will be granted each month ten-year non-qualified stock options to purchase up to 33,334 shares of our common stock at an exercise price equal to $0.0075 per share, such price and shares being subject to customary adjustments for any dividends, stock splits, reorganization or similar events. If and when such options are exercised, the stock to be received will be restricted by the provisions of Rule 144, which currently limits any sales of affiliates with respect to the Company to 1% of the total outstanding shares per every 90-day period. Mr. Fogassa is also entitled to incentive compensation payable half in cash and half in fully vested shares of common stock upon achieving of certain book value metrics, as set forth in the A&R Employment Agreement.

Under the A&R Employment Agreement, Mr. Fogassa is entitled to a housing benefit of up to $5,000 per month for a primary or secondary residence out of the United States, The Company shall pay all costs of reasonable medical, dental, vision, long-term disability, and short-term disability to Mr. Fogassa, and to his spouse or partner and children under the age of 21, at reasonable plans chosen by Mr. Fogassa. Unless declined by Mr. Fogassa, the Company shall pay the annual premium costs of a life insurance policy for Mr. Fogassa in the amount of $5,000,000 for payment to his designated beneficiaries. Upon termination by the Company, the Company shall immediately make a payment to Mr. Fogassa equal to 500,000. If upon the completion of a change of control, or other corporate event, Mr. Fogassa is no longer the Chief Executive Officer of the Company, or the Chief Executive Officer of the new controlling person of the Company, as the case may be, then the Company shall immediately make a payment to Mr. Fogassa equal to $2,000,000.

On March 15, 2022, the Company and Gustavo Pereira de Aguiar, our Chief Financial Officer, entered into an agreement, effective March 16, 2022 (the “Start Date”), pursuant to with Mr. Aguiar is providing services to us (the “GPA Employment Agreement”).

Under the GPA Employment Agreement, Mr. Pereira de Aguiar received a signing bonus totaling $25,000, all payable in 2022 in two equal tranches, and is being paid base cash compensation of $9,500 per month. He is entitled to a maximum annual bonus of $45,000, with the amount received conditioned on the filing by the Company, on an annual basis, of one Form 10-K and three Forms 10-Q with the SEC. Further, on the Start Date, Mr. Pereira de Aguiar was granted 85,019 common shares (the “GPA Grant”), for the purchase price of $1.00 discounted from the first base compensation, which will vest over four years in four tranches.

The agreement is terminable at any time by mutual agreement of the parties and at any time for any reason or no reason by one party, with prior written notice of thirty days to the other party, provided that if Mr. Pereira de Aguiar’s employment is terminated for any reason by the Company other than gross negligence or willful malfeasance, the GPA Grant shall be deemed to be fully vested immediately upon such termination. If such termination occurs before the first-year anniversary of the Start Date, the Company shall be required to make a $60,000 payment to Mr. Pereira de Aguiar within thirty days of said termination, and if such termination occurs after the first anniversary, but before the second anniversary of the Start Date, then the Company shall be required to make a $30,000 payment to Mr. Pereira de Aguiar within thirty days of said termination. If the Company terminates the GPA Employment Agreement for gross negligence or willful malfeasance, then the portion of the GPA Grant which is not yet vested shall be deemed to be forfeited.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2022:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Marc Fogassa	151,141	(1)			$0.0075		02/19/2024;
Marc Fogassa	2,500	(2)			$0.10	(2)	12/31/2030
Marc Fogassa	2,500	(2)			$0.10	(2)	01/31/2031

Marc Fogassa	2,500	(2)			$0.10	(2)	02/28/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	03/31/2031

Marc Fogassa	2,500	(2)			$0.10	(2)	04/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	05/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	06/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	07/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	08/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	09/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	10/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	11/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	12/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	01/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	02/28/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	03/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	04/30/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	05/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	06/30/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	07/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	08/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	09/30/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	10/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	11/30/2032
Gustavo Aguiar	85,019	(3)			$1,483,582

(1)	Fully-vested option to purchase up to 151,141 shares of our common stock at $0.0075 per share.
(2)	In accordance with the terms of the A&R Employment Agreement, Mr. Fogassa agreed to receive awards of stock options on a monthly basis in lieu of base salary. All options vested 100% on the grant date and have a ten-year term expiring on the tenth anniversary of the corresponding grant date. Fully-vested options to purchase up to 2,500 shares of our Series D Convertible Preferred Shares for $0.10 per share of our Series D Convertible Preferred Stock.
(3)	On March 16, 2022, Mr. Aguiar was granted restricted shares of Company common stock which will vest over four years in four equal tranches.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2022, that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the the Summary Compensation Table set forth above. We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table. No other or additional compensation for services were paid to any of the directors.

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($)		Option Compensation ($) (1)			Total ($)
Ambassador Roger Noriega				$147,557	(2)		$147,557
Cassiopeia Olson, Esq.		$6,000	(3)	$23,585		$	$29,585
Stephen R. Petersen, CFA		$6,000	(3)	$47,975		$	$53,975

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2022 to each director calculated in accordance with FASB ASC Topic 718. Please see Note 6 to the consolidated financial statements for the year ended December 31, 2021 contained in this Annual Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718.

(2) On December 31, 2020, our Board of Directors approved an amendment and restatement of the compensation agreement between the Company and Ambassador Roger Noriega, its independent director. The material change in the agreement is as follows. Under the prior agreement, Ambassador had the right to receive an annual compensation of $50,000 payable quarterly through the issuance of such number of five-year options on our common stock as needed to make their Black-Scholes aggregate valuation equal to $12,500; such options had a strike price equal to the average market price of the common stock during such quarter. Under the amended and restated agreement, Ambassador Noriega will receive, on a quarterly basis, ten-year non-qualified stock options to purchase up to 20,000 shares of our common stock at an exercise price equal to $0.0075 per share, such price and shares being subject to customary adjustments for any dividends, etc. If and when such options are exercised, the stock to be received will be restricted by the provisions of Rule 144, which currently limits any sales of affiliates with respect to the Company to 1% of the total outstanding shares per every 90-day period.

On September 17, 2021, we filed a Current Report on Form 8-K indicating that on September 15, 2021, our Board approved resolutions that allow directors the choice to direct the option compensation described in the Board resolutions dated December 31, 2020 (the “2020 Resolutions,” reported in the Form 8-K filed with the SEC on January 7, 2021) to either options to purchase our common stock as originally described in the 2020 Resolutions or to an equivalent number of options to purchase our Series D Convertible Preferred Stock.

(3) Mr. Olson and Mr. Petersen had the right to receive $6,000 in cash each for services as director during the year 2022. Both were given a choice and opted to receive shares of our common stock at then public market price instead of cash.

Equity Compensation Plan

In 2017, our Board of Directors approved our 2017 Stock Incentive Plan under which we can offer eligible employees, consultants, and non-employee directors cash and stock-based compensation and/or incentives to compensate, attract, retain, or reward such individuals. On July 18, 2022, our Board of Directors and the holder of a majority of the voting power of our issued and outstanding capital stock approved an increase in the number of common shares allocated to the 2017 Stock Incentive Plan from 33,334 to 333,334. We have no other equity compensation plan. The table below sets forth certain information as of December 31, 2022 with respect to the 2017 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column “(a)”) (c)

Equity compensation plans approved by security holders	333,334		n/a	333,334

Equity compensation plans not approved by security holders (2017 Stock Incentive Plan)	-		-	-

Total	333,334	$	n/a	333,334

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, our directors, executive officers and any persons holding more than 10% of our common stock are required to report initial ownership of our common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and the Company is required to disclose in this Annual Report any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, the Company is aware of no late Section 16(a) filings except as follows: (i) for Brian W. Bernier, a late Form 4 filing related to a sale of common stock subject to a Rule 10b5-1 Sales Plan; (ii) for Marc Fogassa, a late Form 4 filing related to monthly grants of Series D Convertible Preferred Stock Options; (iii) for Joel de Paiva Monteiro, a late Form 4 filing related to monthly grants of common stock held by Joel Monteiro Sociedade Individual de Advocacia; (iv) for Roger Noriega, a late Form 4 filing related to quarterly grants of Series D Convertible Preferred Stock Options; (v) for Areli Nogueira da Silva Junior, a late Form 4 filing related to monthly grants of common stock and grants of common stock as additional compensation for services rendered to the Company held by Geoespinhaco Consultoria Geologica Ltda; (vi) for Gustavo Pereira de Aguiar, a late Form 4 filing related to a grant of common stock related to his employment as CFO, Treasurer and PAO; (vii) for Volodymyr Myadzel, a late Form 4 related to monthly grants of common stock; (viii) for Roger Noriega, a late Form 4 related to grants of common stock in connection with the cashless exercise of stock options, quarterly awards of common stock options for services as a director, and exercises of common stock options; (ix) for Marc Fogassa, a late Form 4 filing related to monthly grants of Series D Convertible Preferred Stock Options, grants of common stock for services rendered to the Company, cash exercise of stock options, cashless exercises of stock options, a grant of common stock related to an open market acquisition, dispositions of common stock pursuant to a 10b5-1 Sales Plan, grants of common stock in satisfaction of contractual obligations, a grant of one share of Series A Convertible Preferred Stock in connection with a series of transactions effected in December 2012, grants of common stock options in connection with the conversion of the 0% Convertible Promissory Note issued in September 2017, an exercise of common stock options, cancellation of the 0% Convertible Promissory Notes and conversion of certain Convertible Promissory Notes into options to purchase common stock or the monetary equivalent of Series D Convertible Preferred Stock, and conversion of Series D Convertible Preferred Stock issued in connection with the satisfaction and cancellation of the 6% Convertible Notes issued in September 2017 into common stock; (x) for Brian W. Bernier, a late Form 3 filing, amending the original Form 3 filed upon his appointment as Vice President, to disclose previously unreported monthly grants of common stock and correct the total amount of securities beneficially owned following the reported transactions; (xi) for each of Joel de Paiva Monteiro, Volodymyr Myadzel, Gustavo Pereira de Aguiar and Areli Nogueira da Silva Junior, a late Form 3 filing upon their appointment as VP, Admin & Ops, ESG, VP, Geology, CFO/PAO and VP, Mineral Exploration, respectively; (xii) for Cassiopeia Olson, a late Form 4 filing related to a grant of common stock options as compensation for services as a director, (xiii) for Stephen R. Petersen, a late Form 4 related to a purchase of common stock pursuant to a Securities Purchase Agreement, a grant of a common stock purchase warrant as inducement for purchase of common shares of a subsidiary of the Company, and a grant of common stock options as compensation for services as a director; (xiv) for Brian W. Bernier, a late Form 4, amending the original Form 4 filed in November 2021, to disclose the correct amounts of securities beneficially owned after reported transactions and to disclose previously unreported transactions related to monthly grants of common stock and sales of common stock pursuant to a 10b5-1 Sales Plan; (xv) for Brian W. Bernier, a late Form 4, amending the original Form 4 filed in November 2021, to correct the amount of securities beneficially owned after a sale of common stock pursuant to a 10b5-1 Sales Plan; (xvi) for Brian W. Bernier, a late Form 4 filing related to monthly grants of common stock; (xvii) for Areli Nogueira da Silva Junior, a late Form 4 filing related to monthly grants of common stock held by Geoespinhaco Consultoria Geologica Ltda; (xviii) for Volodymyr Myadzel, a late Form 4 filing related to a monthly grant of common stock; (xix) for Joel de Paiva Monteiro, a late Form 4 filing related to a monthly grant of common stock held by Joel Monteiro Sociedade Individual de Advocacia; (xx) for Brian W. Bernier, a late Form 4 filing related to a monthly grant of common stock; and (xxi) for Areli Nogueira da Silva Junior, a late Form 4 filing related to a monthly grant of common stock held by Geoespinhaco Consultoria Geologica Ltda.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table prepared in accordance with Section 13 of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder, sets forth certain information regarding our common stock and securities convertible into our common stock within 60 days of the date of this Annual Report, by: (i) each person who is known by us to own beneficially more than 5% of its outstanding Common Stock; (ii) each named executive officer and director; and (iii) all officers and directors as a group. As the date of this Annual Report, there were 6,738,062 outstanding shares of our common stock.

Name and Address of Beneficial	Common Stock (2)		Series A Preferred Stock (3)		Series D Preferred Stock (4)		Combined Voting Power
Owner (1)	Number	%	Number	%	Number	%	Number(5)	%(6)
Directors and Named Executive Officers:
Marc Fogassa(7)	475,325	6.9%	1	100%	281,506	100.0%	4,228,739	63.7%
Ambassador Roger Noriega(8)	147,202	2.2%	-	-	13,500	5.9%	327,202	2.3%
Cassiopeia Olson, Esq.(9)	11,417	*	-	-	-	*	11,417	*
Stephen R. Petersen, CFA(10)	27,862	*	-	-	-	*	27,862	*
Gustavo Pereira de Aguiar(11)	21,255	*	-	-	-	*	21,255	*
Brian W. Bernier(12)	44,652	*	-	-	-	*	44,652	*
All executive officers and directors (9 persons)(13)	759,733	10.9%	1	100%	295,006	100.00%	4,693,147	65.4%
Over 5% Stockholders:
Marc Fogassa(7)	475,325	6.9%	1	100%	281,506	100.0%	4,228,739	63.7%

(1)	The mailing address of each of the officers and directors as set forth above is c/o Atlas Lithium Corporation, 433 North Camden Drive, Suite 810, Beverly Hills, CA 90212.
(2)	Each share of common stock is entitled to one vote.
(3)	The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Series A Preferred”) provides that for so long as Series A Preferred is issued and outstanding, the holders of Series A Preferred shall vote together as a single class with the holders of common stock, with the holders of Series A Preferred being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one share of Series A Preferred is convertible into one share of common stock and may be converted at any time at the election of the holder.
(4)	The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Preferred”) provides that for so long as Series D Preferred is issued and outstanding, the holders of Series D Preferred shall have no voting power in matters unrelated to the Series D Preferred until such time as the Series D Preferred is converted into shares of common stock. Each share of Series D Preferred is convertible into 13 and 1/3 shares of common stock and may be converted at any time at the election of the holder.
(5)	Represents shares and rights on an as-converted to common stock basis.
(6)	Represents percentage of voting power of our common stock, Series A Preferred, and Series D Preferred (on an as converted basis) voting together as a single class. As of the date of this Annual Report, 6,738,062 shares of our common stock were issued and outstanding, one share of our Series A Preferred was issued and outstanding, and 214,006 shares of our Series D Preferred were issued and outstanding. All outstanding shares of Series A Preferred and Series D Preferred are held by Marc Fogassa.
(7)	Consists of 324,184 shares of our common stock owned by Marc Fogassa and his affiliates, 151,141 shares underlying vested options to purchase common stock, 1 share of Series A Preferred, 214,006 shares of Series D Preferred, and 67,500 shares underlying vested options to purchase Series D Preferred.
(8)	Consists of 147,202 shares of common stock and 13,500 shares underlying vested options to purchase Series D Preferred.
(9)	Consists of 750 shares of common stock and 10,667 shares underlying vested options to purchase common stock.
(10)	Consists of 11,862 shares of common stock and 16,000 shares underlying vested options to purchase common stock.
(11)	Consists of shares underlying vested options to purchase common stock.
(12)	Consists of 43,577 shares of common stock and 1,075 shares underlying vested options to purchase common stock.
(13)	Consists of 556,797 shares of common stock, 202,936 shares underlying vested options to purchase common stock, 1 share of Series A Preferred, 214,006 shares of Series D Preferred, and 81,000 shares underlying vested options to purchase Series D Preferred.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,276 of interest expense.

As further described in the notes to the financial statements included herein, the company holds a 45.11% equity interest in Apollo Resources and its subsidiary Mineração Apollo, Ltda.; and its 28.72% equity interest in Jupiter Gold, which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda.

During the year ended December 31, 2022, Apollo Resources granted options to purchase an aggregate of 225,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $331,858 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($4.00 to $5.00), expected dividend yield of 0%, historical volatility calculated between 49.2% and 58.01%, risk-free interest rate between a range of 1.51% to 3.5%, and an expected term of 10 years. As of December 31, 2022, an aggregate 225,000 Apollo Resources common stock options were outstanding with a weighted average life of 9.33 years at an average exercise price of $0.01 and an aggregated intrinsic value of $1,125,000. Mr. Fogassa’s employment agreement with Apollo Resources stipulates an annual compensation of $275,000 for his services as the chief executive officer, and such amount may be paid in stock of Apollo Resources or in cash or as combination of stock and cash at the choice of Mr. Fogassa.

During the year ended December 31, 2022, Jupiter Gold granted options to purchase an aggregate of 525,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $103,707 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.58 to $1.25), expected dividend yield of 0%, historical volatility calculated between 97.3% and 225.8%, risk-free interest rate between a range of 1.51% to 3.5%, and an expected term between 5 and 10 years. As of December 31, 2022, an aggregate 1,905,000 Jupiter Gold common stock options were outstanding with a weighted average life of 4.74 years at an average exercise price of $0.57 and an aggregated intrinsic value of $1,077,050. Mr. Fogassa’s employment agreement with Jupiter Gold stipulates an annual compensation of $275,000 for his services as the chief executive officer, and such amount may be paid in stock of Jupiter Gold or in cash or as combination of stock and cash at the choice of Mr. Fogassa.

In addition, in 2021 and 2022, Jupiter Gold paid $27,477 and $7,354, respectively, for the medical, dental and vision insurance coverage for Mr. Fogassa and his dependents.

Director Independence

Our Board of Directors has determined that Ambassador Roger Noriega, Cassiopeia Olson, Esq, and Stephen Petersen, CFA, are “independent” as such term is defined with respect to directors by the Nasdaq Stock Market Rules. Please refer to our disclosures in “Overview of Corporate Governance” and “Committees of our Board of Directors” for a more detailed discussion on these topics.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered to us by BF Borgers CPA PC (“Borgers”) for our fiscal years ended December 31, 2022 and 2021.

Fee Type	2022	2021
Audit Fees(1)	$44,820	$44,820
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$44,820	$44,820

(1) “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Borgers in connection with statutory and regulatory filings or engagements.

(2)”Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3) “Tax Fees” consist of fees billed for professional services rendered by Borgers for tax compliance, tax advice and tax planning.

(4) “All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees.

Audit-Related Fees

During 2021 or 2022, there were no fees paid to Borgers in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to us by Borgers in 2021 or 2022.

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

All services performed by and fees paid to Borgers for our fiscal years ended December 31, 2022 and 2021 were pre-approved by our audit committee.

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

ATLAS LITHIUM CORPORATION.

DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Atlas Lithium Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Lithium Corporation as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2015

Lakewood, CO

March 30, 2023

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and December 31, 2021

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$280,525	$22,776
Accounts receivable	91	1,401
Taxes recoverable	17,705	16,507
Deposits and advances	47,093	17,246
Total current assets	345,414	57,930
Property and equipment, net	217,550	53,827
Intangible assets, net	4,971,267	1,302,440
Equity investments	150,000	150,000
Total assets	$5,684,231	$1,564,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,776,474	$988,238
Related party notes and other payables	21,493	10,167
Total current liabilities	2,797,967	998,405
Other noncurrent liabilities	78,964	108,926
Total liabilities	2,876,931	1,107,331

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	214	214
Common stock, $0.001 par value. 4,000,000,000 and 3,250,000,000 authorized; 5,110,014 and 4,145,575 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5,111	4,144
Additional paid-in capital	62,258,116	54,571,411
Accumulated other comprehensive loss	(981,040)	(712,810)
Accumulated deficit	(59,585,949)	(54,957,429)
Total Atlas Lithium stockholders’ equity (deficit)	1,696,453	(1,094,469)
Non-controlling interest	1,110,847	1,551,335
Total stockholders’ equity	2,807,300	456,866
Total liabilities and stockholders’ equity	$5,684,231	$1,564,197

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31, 2022 and 2021

	Years ended December 31
	2022	2021

Revenue	6,765	10,232
Cost of revenue	63,548	245,810
Gross loss	(56,783)	(235,578)
Operating expenses
Professional fees	235,761	259,547
General and administrative	1,564,466	1,114,061
Compensation and related costs	921,970	436,560
Stock based compensation	2,269,566	1,470,346
Other operating expenses	455,221	-
Total operating expenses	5,446,984	3,280,514
Loss from operations	(5,503,767)	(3,516,092)
Other expense (income)
Interest on promissory notes	-	240,760
Amortization of debt discounts and other fees	-	12,839
Extinguishment of debt	-	255,991
Other expense (income)	155,812	(217)
Total other expense	155,812	509,373
Loss before provision for income taxes	(5,659,579)	(4,025,465)
Provision for income taxes	-	-
Net loss	(5,659,579)	(4,025,465)
Loss attributable to non-controlling interest	(1,031,059)	(1,253,107)
Net loss attributable to Atlas Lithium stockholders	$(4,628,520)	$(2,772,358)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium common stockholders	$(1.00)	$(0,75)

Weighted-average number of common shares outstanding:
Basic and diluted	4,610,681	3,689,664

Comprehensive loss:
Net loss	$(5,659,579)	$(4,025,465)
Foreign currency translation adjustment	(277,659)	56,815
Comprehensive loss	(5,937,238)	(3,968,650)
Comprehensive loss attributable to noncontrolling interests	(1,040,488)	(1,258,595)
Comprehensive loss attributable to Atlas Lithium stockholders	$(4,896,750)	$(2,710,055)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non controlling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)
Balance, December 31, 2020	1	$1	-	$-	2,663,907	$2,664	$49,484,382	$(775,113)	$(52,185,071)	$1,976,885	$(1,496,252)

Conversion of related party convertible notes and other indebtedness into Series D preferred stock	-	-	214,006	214	-	-	641,804	-	-	-	642,018
Issuance of common stock in connection with sales made under private offerings	-	-	-	-	232,026	232	940,777	-	-	-	941,009
Issuance of common stock in connection with the exercise of common stock options	-	-	-	-	529,224	529	149,471	-	-	70,700	220,700
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	22,134	22	165,513	-	-	31,845	197,380
Issuance of common stock warrants in connection with the issuance of convertible debenture(s)	-	-	-	-	-	-	356,827	-	-	-	356,827
Conversion of convertible debenture(s) and other indebtedness into common stock	-	-	-	-	698,281	699	1,362,289	-	-	-	1,362,988
Stock based compensation	-	-	-	-	-	-	1,470,346	-	-	-	1,470,346
Change in foreign currency translation	-	-	-	-	-	-	-	62,303	-	(5,488)	56,815
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	118,000	118,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	612,500	612,500
Change in noncontrolling interest(s)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,772,358)	(1,253,107)	(4,025,465)

Balance, December 31, 2021	1	$1	214,006	$214	4,145,572	$4,146	$54,571,409	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	696808	697	3,901,659	-	-	-	3,902,356
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	116,959	117	999,883	-	-	-	1,000,000
Exercise of warrants	-	-	-	-	135,631	136	(136)
Stock based compensation	-	-	-	-	15,044	15	2,269,551	-	-	-	2,269,566
Change in foreign currency translation	-	-	-	-	-	-	-	(268,230)	-	(9,429)	(277,659)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	414,875	-	-	75,000	489,875
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	100,875	-	-	525,000	625,875
Net loss	-	-	-	-	-	-	-	-	(4,628,520)	(1,031,059)	(5,659,579)

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(59,585,949)	$1,110,847	$2,807,300

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	Years ended December 31
	2022	2021

Cash flows from operating activities of continuing operations:
Net loss	$(5,659,579)	(4,025,465)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	2,269,566	1,653,738
Amortization of debt discounts	-	44,019
Common stock issued in satisfaction of other financing costs	-	91,996
Convertible debt issued in satisfaction of other financing costs	-	35,551
Preferred stock issued in satisfaction of interest and other financing costs	-	75,276
Loss on extinguishment of debt	-	255,992
Depreciation and amortization	13,806	37,328
Intangible assets purchases payables	2,367,600	-
General provisions	155,812	11,246
Changes in operating assets and liabilities:
Accounts receivable	1,310	17,917
Taxes recoverable	(1,198)	-
Deposits and advances	(29,847)	(15,873)
Accounts payable and accrued expenses	(568,038)	720,717
Other noncurrent liabilities	(29,962)	(4,122)
Net cash used in operating activities	(1,480,530)	(1,101,680)

Cash flows from investing activities:
Acquisition of capital assets	(177,529)	(6,856)
Increase in intangible assets	(2,668,827)	(954,506)
Net cash used in investing activities	(2,846,356)	(961,362)

Cash flows from financing activities:
Loan from officer	-	24,488
Net proceeds from sale of common stock	3,902,356	1,074,558
Proceeds from sale of subsidiary common stock to noncontrolling interests	600,000	801,200
Proceeds from convertible notes payable	-	125,000
Repayment of loans payable	-	(235,308)
Net cash provided by financing activities	4,502,356	1,789,938

Effect of exchange rates on cash and cash equivalents	82,279	42,282
Net increase (decrease) in cash and cash equivalents	257,749	(230,822)
Cash and cash equivalents at beginning of period	22,776	253,598
Cash and cash equivalents at end of period	$280,525	$22,776

Supplemental disclosure of non-cash investing and financing activities:
Related party convertible note payable exchanged for stock	$-	$566,743
Shares issued in connection with conversion of debt and accrued interest	$-	$1,362,245
Common stock warrants issued in connection with convertible promissory notes	$-	$40,019

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, BMIX Participações Ltda. (“BMIXP”), which includes the accounts of BMIXP’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and BMIXP’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 45.11% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 28.72% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s wholly-owned subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

As of December 31, 2022, and 2021, the Company’s derivative liabilities were considered a level 2 liability. See Note 3 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, taxes receivable, prepaid expenses, deposits and other assets, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company’s bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to R$250,000 Brazilian Reais (translating into approximately $47,913 as of December 31, 2022).

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2022 and 2021, the Company did not recognize any impairment losses related to mineral properties held.

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

Costs of Goods Sold

Included within costs of goods sold are costs of production such as diesel fuel, labor, and transportation.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2022 and 2021, the Company’s deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2022, if all holders of preferred stock, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company’s authorized, but unissued shares of common stock.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$571	$(571)	$-	$3,880	$(2,778)	$1,063
Machinery and equipment	419,498	(362,140)	57,358	334,253	(281,489)	52,764
Vehicles	80,139	(79,021)	1,118	118,653	(118,653)	-
Land	159,074	-	159,074	-	-	-
Total fixed assets	$659,282	$(441,732)	$217,550	$456,747	$(402,920)	$53,827

For the years ended December 31, 2022, and 2021, the Company recorded depreciation expense of $13,806 and $37,328, respectively recorded in general and administrative expense.

Intangible Assets

Intangible assets consist of mining rights are not amortized as the mining rights are perpetual. The carrying value was $4,971,267 and $1,302,440 at December 31, 2022 and 2021, respectively. There was no impairment recorded as at December 31, 2022 or 2021.

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

As of December 31, 2022, no change in the value of the Ares common stock was recorded as the recorded value still approximated fair value.

Accounts Payable and Accrued Liabilities

	December 31,	December 31,
Accounts Payable and Accrued Liabilities	2022	2021
Accounts payable and other accruals	$408,874	$310,047
Mineral rights payable	2,367,600	672,601
Accrued interest	-	5,590
Total	$2,776,474	$988,237

NOTE 3 – CONVERTIBLE PROMISSORY NOTES PAYABLE

The following table sets forth a summary of change in our convertible notes payable for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Beginning balance	$-	$872,720
Issuance of convertible notes payable	-	399,000
Lender adjustments for penalties or defaults	-	37,212
Debt discounts recorded related to issuance of convertible notes payable	-	(44,019)
Amortization of debt discounts associated with convertible debt	-	44,019
Increase in principal amounts outstanding due to lender adjustments per terms of the note agreements	-	-
Conversion of convertible note principal into common stock	-	(1,038,932)
Repayments of convertible notes payable	-	(270,000)
Total convertible notes, net	$-	$-

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

ASC 470-20 requires proceeds from the sale of a debt instrument with stock purchase warrants be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. In connection with the warrant issuance, the Company allocated an aggregate fair value of $40,019 to the stock warrants and recorded a debt discount which will be amortized to interest expense over the term of the loan using the effective interest method so the debt, at its term, is recorded at its face value. The Company estimated the fair value of this the warrant warrants at date of grant using the Black-Scholes option pricing model using the following inputs: (i) stock price on the date of grant of $0.0122, (ii) the contractual term of the warrant of 4 years, (iii) a risk-free interest rate of 0.89% and (iv) an expected volatility of the price of the underlying common stock of 443.3%. During the year ended December 31, 2021, Company issued 19,034,442 shares of common stock upon conversion of $129,000 in principal and $4,241.10 in accrued interest. As of December 31, 2022 and 2021, the balance of the note was $0, and all discounts were fully amortized.

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

On May 7, 2021, the Company repaid $270,000 in note principal and $6,391 in accrued interest to the holder. As of December 31, 2022 and 2021, the principal balance on the note was $0.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of December 31, 2022 and 2021 amounted to $78,964 and $108,926, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized and Amendments

As of December 31, 2022, the Company had 4,000,000,000 common shares authorized with a par value of $0.001 per share.

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

Series D Preferred Stock

On September 14, 2021, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. One share of Series D Stock is convertible into 13,34 shares of common stock and may be converted at any time at the election of the holder. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock, and are entitled to any dividends or distributions declared by the Company on a pro rata basis.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,275 of interest expense.

Year Ended December 31, 2022 Transactions

On December 20, 2022, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-750 (the “Reverse Stock Split”).

Following the Reverse Stock Split, each 750 shares of our issued and outstanding shares of common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split and no cash or other consideration was paid. Instead, we issued one whole share of the post-split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Reverse Stock Split did not affect the number of shares of authorized stock. Our common stock began trading on a Reverse Stock Split-adjusted basis on December 23, 2022 and was assigned a new temporary ticker symbol “ATLXD” for the 20 business days following the reverse stock split and on the 21st day, it will change back to “ATLX.”

During the year ended December 31, 2022, the Company issued 832,439 shares of common stock for gross proceeds of $3,901,524 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 116,959 shares of common stock valued at $1,000,000 for mining rights purchases.

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

Common Stock Options

During the year ended December 31, 2022 and 2021, the Company granted options to purchase common stock to officers and non-management directors. The options were valued using the Black-Scholes option pricing model with the following average assumptions:

	December 31 2022	December 31 2021
Expected volatility	216.34% – 354.13%	44.8% – 124.4%
Risk-free interest rate	1.44% – 4.05%	0.9% – 1.75%
Stock price on date of grant	$0.7500 - $12.3750	$0.30 - $6.00
Dividend yield	0.00%	0.00%
Expected term	5 - 10 years	10 years

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2022	6,546	$8.25	2.74	$19,675
Issued	174,697	0.11	–
Exercised	–	–	–
Expired	(2,571)	19.75	–
Forfeited	–	–	–
Outstanding and vested, December 31, 2022	178,672	$0.012	1.55	$1,228,972

The common stock options issued in the year ended December 31, 2022 were issued with a grant date fair value of $58,685.

The following table reflects all outstanding and exercisable Series D preferred stock options as at December 31, 2022. All preferred stock options immediately vest and are exercisable for a period of ten years from the date of issuance.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price[1]	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2021	36,000	$75	9.44	2,732,400
Issued	36,000	75	-
Outstanding and vested, December 31, 2022	72,000	$75	8.94	$6,712,912

[1]	This presents the exercise price required to purchase 13.34 shares of common stock, as one share of Series D Stock is convertible into 13.34 shares of common stock at any time at the election of the holder.

The Series D preferred stock options issued in the year ended December 31, 2022 were issued with a grant date fair value of $863,076.

During the year ended December 31, 2021, the Company granted common stock options and Series D preferred stock options to purchase an aggregate of 486,786 shares of common stock to officers and non-management directors. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant which ranged between $0.3000 and $6.0000, expected dividend yield of 0.0%, expected volatility between 44.80% and 124.40% estimated based on historical share price volatility, risk-free interest rate between 0.90% and 1.75%, and an expected term of 10 years. The options were valued with a total grant date fair value of $1,104,364.

See Note 7 – Related Party Transactions for more information related to stock options issued and outstanding for the Company’s subsidiaries Jupiter Gold and Apollo Resources.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2022. All warrants are exercisable for a period of two to four years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Yrs.)
Outstanding, January 1, 2022	406,270	$11.475	1.97
Warrants issued	69,730	5.1090
Warrants exercised	(154,241)	5.7008
Outstanding and vested, December 31, 2022	321,759	$12.8634	1.30

The stock purchase warrants issued in the year ended December 31, 2022 were issued with a grant date fair value of $807,308. The warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions: our stock price on the date of the grant which ranged between $7.5750 and $12.6750, expected dividend yield of 0.0%, expected volatility between 188.48% and 197.45% estimated based on historical share price volatility, risk-free interest rate between 2.79% and 3.79%, and an expected term of 2 to 4 years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental Commitment

The Company rents office space in the U.S. for approximately $5,750 on a month-to-month basis. The Company also rents office space in Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 7 - RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the year ended December 31, 2022, Jupiter Gold granted options to purchase an aggregate of 525,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $103,707 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.58 to $1.25), expected dividend yield of 0%, historical volatility calculated between 97.3% and 225.8%, risk-free interest rate between a range of 1.51% to 3.5%, and an expected term between 5 and 10 years. As of December 31, 2022, an aggregate 1,905,000 Jupiter Gold common stock options were outstanding with a weighted average life of 4.74 years at an average exercise price of $0.57 and an aggregated intrinsic value of $1,077,050. Mr. Fogassa’s employment agreement with Jupiter Gold stipulates an annual compensation of $275,000 for his services as the chief executive officer, and such amount may be paid in stock of Jupiter Gold or in cash or as combination of stock and cash at the choice of Mr. Fogassa.

Apollo Resource Corporation

During the year ended December 31, 2022, Apollo Resources granted options to purchase an aggregate of 225,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $331,858 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($4.00 to $5.00), expected dividend yield of 0%, historical volatility calculated between 49.2% and 58.01%, risk-free interest rate between a range of 1.51% to 3.5%, and an expected term of 10 years. As of December 31, 2022, an aggregate 225,000 Apollo Resources common stock options were outstanding with a weighted average life of 9.33 years at an average exercise price of $0.01 and an aggregated intrinsic value of $1,125,000. Mr. Fogassa’s employment agreement with Apollo Resources stipulates an annual compensation of $275,000 for his services as the chief executive officer, and such amount may be paid in stock of Apollo Resources or in cash or as combination of stock and cash at the choice of Mr. Fogassa.

NOTE 8 – RISKS AND UNCERTAINTIES

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements , except for these:

a) On January 9, 2023 (the “Effective Date”), Atlas Lithium Corporation, entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (the “Representative”), pursuant to which the Company agreed to sell an aggregate of 675,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”), to the Representative, at a public offering price of $6.00 per share (the “Offering Price”) in a firm commitment public offering (the “Offering”). The Company also granted the Representative a 45-day option to purchase up to 101,250 additional shares of the Company’s Common Stock upon the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (the “Over-Allotment Option”). On January 11, 2023, the Representative delivered its notice to exercise the Over-Allotment Option in full.

The shares of common stock were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-262399) filed with the Securities and Exchange Commission (the “Commission”) and declared effective by the Commission on January 9, 2023 (the “Registration Statement”). The consummation of the Offering took place on January 12, 2023 (the “Closing”).

In connection with the Closing, the Company issued to the Representative, and/or its permitted designees, as a portion of the underwriting compensation payable to the Representative, warrants to purchase an aggregate of 33,750 shares of Common Stock, equal to 5% of the number of shares of Common Stock sold in the Offering (excluding the Over-Allotment option), at an exercise price of $7.50, equal to 125% of the Offering Price (the “Representative’s Warrants”). The Representative’s Warrants are exercisable for a period of five years from the effective date of the Registration Statement, provided that they are subject to a mandatory lock-up for 180 days from the commencement of sales of the Offering in accordance with FINRA Rule 5110(e).

Aggregate gross proceeds from the Offering were $4,657,500 before deducting underwriting discounts and commissions of 7% of the gross proceeds, and estimated Offering expenses. The Company intends to use the net proceeds from the Offering to expand and accelerate its exploration program leading to the identification and quantitative measurement of prospective lithium deposits, as well as for exploration for other mineral deposits in its other properties, including drilling and assessment of deposits and reserves, if any, as well as for working capital and general corporate purposes. The Company may also use some amount of the proceeds for the acquisition of additional mineral rights and/or mines, and mining assets such as earth moving equipment, processing and recovery units, among others. The total expenses of the Offering are estimated to be $537,581.43, which included the underwriting discounts and commissions, the Representative’s reimbursable expenses relating to the Offering, and the Company’s legal expenses.

b) On January 19, 2023, the Company consummated a transaction in which it acquired five lithium mineral rights (the “Mineral Rights”) totaling 1,090.88 hectares (~ 2,696 acres) owned by an unrelated Brazilian mining enterprise pursuant to a Mineral Rights Purchase Agreement (the “Acquisition Agreement”). The Mineral Rights are located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s technical team studied the Mineral Rights and believes that they hold potential for lithium-bearing mineralization. The Company has reasons to believe that the acquisition of the Mineral Rights was part of a competitive process.

The Company’s obligations under the Acquisition Agreement are:

1)	Payment of $400,000, which payment took place on January 19, 2023, and issuance of $750,000 worth of restricted shares of common stock of the Company;

2)	Payment of $100,000 for each of the five areas comprising the Mineral Rights to be made upon the publication in the official gazette of the government of the title transfer of each such area to the Company;

3)	For each of the five areas comprising the Mineral Rights, 30 days after the payment described in item b above, the initiation of ten monthly payments of $22,000;

4)	If the Mineral Rights eventually yield at least five million tons of spodumene (a lithium-bearing mineral) containing at least an average of 1.3% Li2O, as determined by a technical report prepared by an independent consulting firm pursuant to the requirements of Regulation S-K 1300 (“SK1300 Report”), then an additional payment of 10 monthly installments of $10,000 and an additional issuance of $500,000 worth of restricted shares of common stock of the Company are to be made;

5)	If the Mineral Rights eventually yield at least 10 million tons of spodumene containing at least an average of 1.3% Li2O, as determined by an SK1300 Report, then an additional payment of 10 monthly installments of $10,000 and an additional issuance of $500,000 worth of restricted shares of common stock of the Company are to be made; and

6)

If the Mineral Rights eventually yield more than 10 million tons of spodumene containing at least an average of 1.3% Li2O, as determined by an SK1300 Report, then a payment of $0.20 per each ton above 10 million tons is to be made.

c) On January 30, 2023, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a Regulation S private placement (the “Private Placement”) an aggregate of 640,000 restricted shares of the Company’s common stock (the “Shares”), par value $0.001 per share. The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000. The Private Placement transaction closed on February 1, 2023. The Company currently intends to use the net proceeds from the Private Placement for general working capital purposes. The Investors have each made customary representations, warranties and covenants, including, among other things, that each of the Investors is a “non-U.S. Person” as defined in Regulation S, and that they were not solicited by means of generation solicitation.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company filed with the Secretary of State of Nevada on December 15, 2011. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on April 6, 2012.
3.2	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.4	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 24, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2013.
3.5	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on August 27, 2019. Incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2020.
3.6	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on July 16, 2020. Incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2021.
3.7	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2021.
3.8	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filled with the Commission on January 28, 2022.
3.9	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on December 20, 2022. Incorporated by reference to Exhibit 3.1 to the Form 10-K filed with the Commission on December 22, 2022.
3.10	Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on March 21, 2022. Incorporated by reference to Exhibit 3.9 to the Form 10-K filed with the Commission on March 29, 2022.
4.1	Common Stock Purchase Agreement between the Company and Triton Funds LLC dated February 26, 2021. Incorporated by reference to Exhibit 1 to the Form 8-K filed with Commission on March 3, 2021.
4.2	Common Stock Purchase Warrant between the Company and Triton Funds LLC dated February 26, 2021. Incorporated by reference to Exhibit 2 to the Form 8-K filed with Commission on March 3, 2021.
4.3	Form of Warrant between the Company and Warberg Funds. Incorporated by reference to Exhibit 4.6 to the Form S-1 filled with the Commission on January 28, 2022.
4.4	Form of Warrant between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 4.7 to the Form S-1 filled with the Commission on January 28, 2022.
4.5	Form of Representative’s Warrant. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 13, 2023.
4.6	Description of Capital Stock.*
10.1	2017 Stock Incentive Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on December 8, 2017.#
10.2	Agreement between the Company and GW Holdings Group LLC dated November 15, 2021. Incorporated by reference to Exhibit 10.3 to the Form S-1 filled with the Commission on January 28, 2022.
10.3	Form of Securities Purchase Agreement between the Company and funds managed by Warberg Asset Management LLC (“Warberg Funds”). Incorporated by reference to Exhibit 10.4 to the Form S-1 filled with the Commission on January 28, 2022.
10.4	Form of Securities Purchase Agreement between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 10.5 to the Form S-1 filled with the Commission on January 28, 2022.
10.5	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 3, 2023.
10.6	Consulting Services Agreement between the Company and Jason Baybutt. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on May 13, 2022.
10.7	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filled with the Commission on January 28, 2022.#
10.8	Employment Agreement between the Company and Gustavo Pereira de Aguiar. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Commission on May 13, 2022.#
10.9	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Form 8-K filled with the Commission on February 3, 2023.
10.10	Mineral Rights Agreement dated January 19, 2023 relating to the acquisition of five lithium mineral rights.*
21.1	Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
96.1	Technical Report Summary on the Rio Piracicaba Project from Apollo Resources Corporation. Incorporated by reference to Exhibit 96.1 to the Current Report on Form 8-K/A filed with the SEC on June 3, 2022.
96.2	Technical Report Summary on the Das Neves Lithium Project. Incorporated by reference to Exhibit 96.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2022.
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

The Company has elected not to provide a summary.

66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Date: March 30, 2023	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Fogassa		March 30, 2023
Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ Gustavo Pereira de Aguiar		March 30, 2023
Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	March 30, 2023
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	March 30, 2023
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	March 30, 2023
Stephen Peterson, CFA

67