Form 10-Q
period 2023-03-31
Atlas Lithium Corp
filed 2023-05-15
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-41552

ATLAS LITHIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Bahia, 2463 - Suite 205 Belo Horizonte, Minas Gerais, Brazil	30.160-012
(Address of principal executive offices)	(Zip Code)

+55-31-3956-1109

(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ATLX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, there were outstanding 9,706,126 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$4,987,751	$280,525
Accounts receivable	94	91
Taxes recoverable	18,243	17,705
Deposits and advances	49,829	47,093
Total current assets	5,055,917	345,414
Property and equipment, net	219,325	217,550
Intangible assets, net	6,961,449	4,971,267
Equity investments	150,000	150,000
Total assets	$12,386,691	$5,684,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,437,420	$2,776,474
Related party notes and other payables	21,554	21,493
Total current liabilities	2,458,974	2,797,967
Other noncurrent liabilities	76,285	78,964
Total liabilities	2,535,259	2,876,931

Stockholders’ deficit:
Series A preferred stock, $0.001 par value. 10,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 214,006 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	214	214
Common stock, $0.001 par value 4,000,000,000 authorized; 6,728,062 and 5,110,014 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6,739	5,111
Additional paid-in capital	73,699,668	62,258,116
Accumulated other comprehensive loss	(915,224)	(981,040)
Accumulated deficit	(63,551,887)	(59,585,949)
Total Atlas Lithium Co. stockholders’ equity	9,239,511	1,696,453
Non-controlling interest	611,921	1,110,847
Total stockholders’ equity	9,851,432	2,807,300
Total liabilities and stockholders’ equity	$12,386,691	$5,684,231

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31
	2023	2022

Revenue	-	477
Cost of revenue	-	9,855
Gross loss	-	(9,378)
Operating expenses
Professional fees	141,900	119,841
General and administrative	1,295,963	221,465
Compensation and related costs	883,835	97,992
Stock based compensation	1,128,845	388,019
Exploration	1,028,825	-
Total operating expenses	4,479,368	827,317
Loss from operations	(4,479,368)	(836,695)
Other expense (income)
Other expense (income)	(14,015)	(1,952)
Total other expense	(14,015)	(1,952)
Loss before provision for income taxes	(4,465,353)	(834,743)
Provision for income taxes	-	-
Net loss	(4,465,353)	(834,743)
Loss attributable to non-controlling interest	(499,415)	(303,253)
Net loss attributable to Atlas Lithium Corporation stockholders	$(3,965,938)	$(531,490)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.60)	$(0.12)

Weighted-average number of common shares outstanding:
Basic and diluted	6,635,325	4,255,676

Comprehensive loss:
Net loss	$(4,465,353)	$(834,743)
Foreign currency translation adjustment	66,305	56,815
Comprehensive loss	(4,399,048)	(777,928)
Comprehensive loss attributable to noncontrolling interests	(498,926)	(308,741)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(3,900,122)	$(469,187)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2021	1	$1	214,006	$214	4,145,572	$4,146	$54,571,409	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	120,399	120	397,879	-	-	-	397,999
Exercise of warrants	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	388,019	-	-	(191,023)	196,996
Change in foreign currency translation	-	-	-	-	-	-	-	252,494	-	113,052	365,546
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	225,000	225,000
Net loss	-	-	-	-	-	-	-	-	(531,490)	(303,253)	(834,743)

Balance, March 31, 2022	1	$1	214,006	$214	4,265,971	$4,266	$55,357,307	$(460,316)	$(55,488,919)	$1,395,111	$807,664

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity (Deficit)

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(59,585,949)	$1,110,847	$2,807,300

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,518,806	1,519	9,487,816	-	-	-	9,489,335
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	32,002	32	191,980	-	-	-	192,012
Exercise of warrants	-	-	-	-	-	-	197,613	-	-	-	197,613
Stock based compensation	-	-	-	-	-	-	739,220	-	-	-	739,220
Change in foreign currency translation	-	-	-	-	-	-	-	65,816	-	489	66,305
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	75,000	-	-	-	75,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(3,965,938)	(499,415)	(4,465,353)

Balance, March 31, 2023	1	$1	214,006	$214	6,738,062	$6,739	$73,699,668	$(915,224)	$(63,551,887)	$611,921	$9,851,432

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31
	2023	2022

Cash flows from operating activities of continuing operations:
Net loss	$(4,465,353)	(834,743)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	1,128,845	388,019
Depreciation and amortization	4,015	7,571
Intagible assets purchase	720,000	—
Other non cash expenses	14,015	—
Changes in operating assets and liabilities:
Accounts receivable	(3)	1,170
Taxes recoverable	(538)	(2,948)
Deposits and advances	(2,736)	(9,580)
Accounts payable and accrued expenses	(1,058,993)	(76,519)
Other noncurrent liabilities	(2,679)	20,959
Net cash used in operating activities	(3,663,428)	(506,071)

Cash flows from investing activities:
Acquisition of capital assets	(5,790)	(30,472)
Increase in intangible assets	(1,270,182)	(122,526)
Net cash used in investing activities	(1,275,972)	(152,998)

Cash flows from financing activities:
Net proceeds from sale of common stock	9,489,335	397,999
Proceeds from sale of subsidiary common stock to noncontrolling interests	75,000	225,000
Net cash provided by financing activities	9,564,335	622,999

Effect of exchange rates on cash and cash equivalents	82,290	67,524
Net increase (decrease) in cash and cash equivalents	4,707,226	31,454
Cash and cash equivalents at beginning of period	280,525	22,776
Cash and cash equivalents at end of period	$4,987,751	$54,230

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Atlas Lithium Corporation (“Atlas Lithium” or the “Company”) was incorporated under the laws of the State of Nevada, on December 15, 2011. The Company changed its management and business on December 18, 2012, to focus on mineral exploration in Brazil.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, Atlas Litio Brasil Ltda. (“Atlas Brasil”), which includes the accounts of Atlas Brasil’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and Atlas Brasil’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 45.11% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 28.72% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$571	$(571)	$-	$571	$(571)	$-
Machinery and equipment	426,406	(366,155)	60,251	419,498	(362,140)	57,358
Vehicles	80,139	80,139	-	80,139	(79,021)	1,118
Land	159,074	-	159,074	159,074	-	159,074
Total fixed assets	$666,190	$(446,865)	$219,325	$659,282	$(441,732)	$217,550

For the three months ended March 31, 2023, and 2022, the Company recorded depreciation expense of $4,015 and $7,571, respectively.

Intangible Assets

Intangible assets consist of mining rights which are not amortized as the mining rights are perpetual. The carrying value of these mineral rights at March 31, 2023 and at December 31, 2022 was $6,961,449 and $4,971,267, respectively.

On January 19, 2023, the Company consummated a transaction in which it acquired five mineral rights (the “Mineral Rights”) totaling 1,090.88 hectares (~ 2,696 acres) owned by an unrelated Brazilian mining enterprise pursuant to a Mineral Rights Purchase Agreement (the “Acquisition Agreement”). The Mineral Rights are located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company has reasons to believe that the acquisition of the Mineral Rights was part of a competitive process.

The Company’s obligations under the Acquisition Agreement are:

1)	Payment of $400,000, which payment took place on January 19, 2023, and issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

2)	Payment of $100,000 for each of the five areas comprising the Mineral Rights to be made upon the publication in the official gazette of the government of the title transfer of each such area to the Company;

3)	For each of the five areas comprising the Mineral Rights, 30 days after the payment described in item 2 above, the initiation of ten monthly payments of $22,000;

4)	If the Mineral Rights eventually yield at least five million tons of spodumene (a lithium-bearing mineral) containing at least an average of 1.3% Li2O, as determined by a technical report prepared by an independent consulting firm pursuant to the requirements of Item 1300 through Item 1305 of Regulation S-K (“SK1300 Report”), then an additional payment of 10 monthly installments of $10,000 and an additional issuance of $500,000 worth of restricted shares of common stock of the Company are to be made;

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	March 31, 2023	December 31, 2022
Accounts payable and other accruals	$629,379	$408,874
Mineral rights payable	1,808,041	2,367,600
Total	$2,437,420	$2,776,474

NOTE 3 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of March 31, 2023, and December 31, 2022, amounted to $76,285 and $78,964, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized and Amendments

As of March 31, 2023, the Company had 4,000,000,000 common shares authorized with a par value of $0.001 per share.

Reverse Stock Split

On December 20, 2022, the Company filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-750 (the “Reverse Stock Split”). Following the Reverse Stock Split, each 750 shares of our issued and outstanding shares of common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split and no cash or other consideration was paid. Instead, we issued one whole share of the post-split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Reverse Stock Split did not affect the number of shares of authorized stock. Our common stock began trading on the Over the Courter Bulleting Board on a Reverse Stock Split-adjusted basis on December 23, 2022, and was assigned a new temporary ticker symbol “ATLXD” for the 20 business days following the Reverse Stock Split. In connection with our firm underwritten public offering which closed on January 12, 2023, our common stock started trading on the Nasdaq Capital Market under the ticker symbol “ATLX” on January 10, 2023. All share, equity award, and per share amounts contained in these Condensed Interim Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Series A Preferred Stock

On December 18, 2012, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Series A Stock”) to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Company’s Common Stock, with the holders of Series A Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of Common Stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one outstanding share of our Series A Stock has been held by our Chief Executive Officer and Chairman, Mr. Marc Fogassa since December 18, 2012.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series D Preferred Stock

On September 14, 2021, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D COD”) provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. Pursuant to the Series D COD, one share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock and are entitled to any dividends or distributions declared by the Company on a pro rata basis.

On September 15, 2021, the Company issued 214,006 shares of Series D Stock to Marc Fogassa for the conversion of $566,743 in convertible note principal and $75,275 of interest expense.

Three Months Ended March 31, 2023, Transactions

On January 9, 2023 (the “Effective Date”), the company, entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton (“EF Hutton”), division of Benchmark Investments, LLC, as representative of the underwriters named therein (the “Representative”), pursuant to which the Company agreed to sell an aggregate of 675,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”), to the Representative, at a public offering price of $6.00 per share (the “Offering Price”) in a firm commitment public offering (the “Offering”). The Company also granted the Representative a 45-day option to purchase up to 101,250 additional shares of the Company’s Common Stock upon the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (the “Over-Allotment Option”). On January 11, 2023, the Representative delivered its notice to exercise the Over-Allotment Option in full.

The shares of common stock were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-262399) filed with the Securities and Exchange Commission (the “Commission”) and declared effective on January 9, 2023 (the “Registration Statement”). The consummation of the Offering took place on January 12, 2023 (the “Closing”).

In connection with the Closing, the Company issued to the Representative, and/or its permitted designees, as a portion of the underwriting compensation payable to the Representative, warrants to purchase an aggregate of 33,750 shares of Common Stock, equal to 5% of the number of shares of Common Stock sold in the Offering (excluding the Over-Allotment option), at an exercise price of $7.50, equal to 125% of the Offering Price (the “Representative’s Warrants”). The Representative’s Warrants are exercisable for a period of five years from the effective date of the Registration Statement, provided that they are subject to a mandatory lock-up for 180 days from the commencement of sales of the Offering in accordance with FINRA Rule 5110(e). Aggregate gross proceeds from the Offering were $4,657,500.

The “Intangible Assets” discussion in Note 2 above, is incorporated herein by reference.

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

Additionally, during the three months ended March 31, 2023, the Company sold an aggregate of 91,500 shares of our common stock to Triton Funds, LP (“Triton”) for total gross proceeds of $831,834 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between the Company and Triton Funds, LP, dated February 26, 2021. For a description of the transactions contemplated under the CSPA, please refer to our Form 8-K filed with the Commission on March 2, 2021.

Three Months Ended March 31, 2022, Transactions

During the three months ended March 31, 2022, the Company issued 120.399 shares of common stock for gross proceeds of $397,999 pursuant to subscription agreements with accredited investors.

Common Stock Options

During the three months ended March 31, 2023, and 2022, the Company granted options to purchase common stock to officers and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	March 31 2023	March 31 2022
Expected volatility	272.06% – 280.94%	79.00% – 220.00%
Risk-free interest rate	3.42% – 3.99%	0.9% – 1.83%
Stock price on date of grant	$7.0000 - $13.3500	$4.50 - $6.00
Dividend yield	0.00%	0.00%
Expected term	10 years	10 years

Changes in common stock options for the three months ended March 31, 2023, and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.012	1.55	$1,228,972
Outstanding and vested, March 31, 2023	178,672	$0.012	1.30	$3,071,031

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	6,546	$8.250	2.74	$19,675
Expired	(1,164)	23.325
Outstanding and vested, March 31, 2022	5,382	$4.990	2.74	$19,675

Changes in Series D preferred stock options for the three months ended March 31, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price[1]	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2023	72,000	$75.00	8.94	$6,712,912
Issued	9,000	75.00
Outstanding and vested, March 31, 2023	81,000	$75.00	8.82	$18,687,011

	Number of Options Outstanding and Vested	Weighted Average Exercise Price [1]	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2022	36,000	$75.00	9.44	$2,732,400
Issued	9,000	75.00
Outstanding and vested, March 31, 2022	45,000	$75.00	9.32	$3,483,058

[1]	This presents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

All Series D preferred stock options vested immediately upon issuance and are exercisable for a period of ten years from the date of issuance. The Series D preferred stock options issued in the three months ended March 31, 2023, were issued with a total grant date fair value of $267,471.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the three months ended March 31, 2023, and 2022, the Company issued common stock purchase warrants to EF Hutton. All warrants are vested within 180 days from issuance and are exercisable for a period of two to five years from the date of issuance. Changes in stock purchase warrants for the three months ended March 31, 2023, and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30	$-
Warrants issued (1)	33,315	7.5000
Outstanding and vested, March 31, 2023	355,074	$12.3602	1.65	$1,961,534

1)	The warrants issued in the three months ended March 31, 2023 had a total grant date fair value of $197,614, as valued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of the grant which was $8.10, expected dividend yield of 0.0%, expected volatility of 205.19% estimated based on historical share price volatility, a risk-free interest rate of 3.54%, and an expected term of 5 years.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	406,270	$11.4750	1.97	$-
Outstanding and vested, March 31, 2022	406,270	$11.4750	1.80	$-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Commitment

The Company rents office space in the U.S. for approximately $5,750 on a month-to-month basis. The Company also rents office space in Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the three months ended March 31, 2023, Jupiter Gold granted options to purchase an aggregate of 105,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $30,011 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($1.00 to $1.49), expected dividend yield of 0%, historical volatility calculated at 224%, risk-free interest rate between a range of 3.40% to 4.26%, and an expected term between 5 and 10 years.

During the three months ended March 31, 2022, Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $27,033 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.25 to $0.30), expected dividend yield of 0%, historical volatility calculated at 232%, risk-free interest rate between a range of 1.59% to 1.79%, and an expected term between 5 and 10 years.

Apollo Resource Corporation

During the three months ended March 31, 2023, Apollo Resources granted options to purchase an aggregate of 45,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $55,944 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($5.00), expected dividend yield of 0%, historical volatility calculated at 58%, risk-free interest rate between a range of 3.40% to 4.00%, and an expected term of 10 years.

During the three months ended March 31, 2022, Apollo Resources granted options to purchase an aggregate of 135,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $163,990 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.10 to $5.00), expected dividend yield of 0%, historical volatility calculated at 71%, risk-free interest rate between a range of 0.68% to 2.34%, and an expected term between 5 and 10 years.

NOTE 7 – RISKS AND UNCERTAINTIES

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

NOTE 8 – SUBSEQUENT EVENTS

On July 18, 2022, the Board of Directors adopted resolutions to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1-for-750 without affecting the number of shares of authorized Common Stock (the “Originally Intended Reverse Stock Split”). The holder of the majority voting power of our voting stock (the “Majority Stockholder”) approved the Originally Intended Reverse Stock Split by written consent on July 18, 2022, in lieu of a meeting of stockholders as permitted under the Nevada Revised Statute (“NRS”) Section 78.320(2) and the company’s bylaws, as then amended (the “Bylaws”). For additional information on the Originally Intended Reverse Stock Split, refer to the Definitive Information Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on July 29, 2022 (the “2022 Information Statement”) and the Form 8-K filed by the Company with the SEC on December 22, 2022, both available on EDGAR at www.sec.gov.

On December 20, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada (“SOS”) that was intended to effect the Originally Intended Reverse Stock Split (the “Original Articles Amendment”). In April 2023, the Board of Directors determined (i) that the Original Articles Amendment inaccurately stated that the Originally Intended Reverse Stock Split was obtained by a stockholder vote under NRS 78.390, while approval of the stockholders was required under NRS 78.2055, with the holders of common stock voting as a separate class; and (ii) that the Original Articles Amendment was a nullity in that, under Nevada law, filing an amendment to articles of incorporation is not necessary to effectuate a reverse stock split. As a result, the Board of Directors determined that it would be in the best interest of the Company to take corrective action to remedy the inaccuracy and to file the documents that would have been necessary to effectuate a 1-for-750 reverse stock split of the issued and outstanding Common Stock with a corresponding split of the authorized Common Stock (the “Rectified Reverse Stock Split”) and then immediately thereafter increase the number of shares of authorized Common Stock back to the number it was prior to the Rectified Reverse Stock Split as of December 20, 2022.

Pursuant to the action of the Company’s board of directors by unanimous written consent on April 21, 2023, the board of directors authorized and approved (i) the Certificate of Correction to correct the Original Articles Amendment (the “Certificate of Correction”), and (ii) the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) including the Certificate of Validation of the Certificate of Change (the “Change Validation Certificate”) in order to decrease the number of shares of the Company’s issued and outstanding shares of common stock and correspondingly decrease the number of authorized shares of common stock, each at a ratio of 1-for-750, retroactively effective as of December 20, 2022, without a vote of the stockholders. The board of directors also directed that the Company file the Certificate of Correction with the SOS and thereafter file the Certificate of Change including the Change Validation Certificate with the SOS. Pursuant to the NRS, no stockholder approval for this action was required.

The Company will file the Certificate of Correction and the Certificate of Change including the Change Validation Certificate with the SOS no earlier than May 25, 2023, which is the twenty (20) calendar days after the mailing of the Information Statement to the stockholders of record, pursuant to Rule 14c-2 under the Exchange Act. In connection with these corporate actions, the Company filed an Information Statement with the SEC on May 2, 2023. Upon the filing of the Certificate of Correction the Original Articles Amendment will be nullified and the intention to effectuate a reverse stock split of 1-for-750 will be validated retroactively as of December 20, 2022, at the original filing date and time of the Original Articles Amendment.

To carry out the original intent of the Originally Intended Reverse Stock Split and in light of the correction, ratification and validation of the Rectified Reverse Stock Split as described above, the Company’s Board of Directors and the Majority Stockholder approved on April 21, 2023 the Authorized Capital Increase Amendment to increase the authorized number of shares of Common Stock from 5,333,334 shares to 4,000,000,000 shares retroactively as of December 20, 2022, in accordance with the board’s and stockholders’ original intent in effecting the Originally Intended Reverse Stock Split.

Further, the Board of Directors determined that it was advisable and in the best interests of the Company to amend and restate the Company’s articles of incorporation (as amended to date, the “Current Articles”) to decrease the number of shares of authorized common stock to two hundred million (200,000,000) and to amend certain other provisions in the Company’s Current Articles (the “Amended and Restated Articles”). The Board of Directors and the Majority Stockholder determined to decrease the number of shares of our authorized common stock in order to reduce the number of shares available for issuance given that the large number of shares of common stock authorized for issuance may have a perceived negative impact on any potential future efforts to attract additional financing due to the dilutive effect of having such a large number of shares available for issuance. On April 21, 2023, the Company’s board of directors and the Majority Stockholder approved the Amended and Restated Articles. All the actions described herein will take effect upon filing with the SOS, which is not expected to take place prior to May 25, 2023.

On May 2, 2023, Atlas Lithium Corporation (the “Company”) and Atlas Litio Brasil Ltda., a Brazilian subsidiary of the Company (the “Company Subsidiary”), entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (the “LRC”). The transaction contemplated under the Purchase Agreement closed simultaneously on May 2, 2023, whereby the Company Subsidiary sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of future gross revenue (the “Royalty”) to be received by the Company Subsidiary from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by the Company Subsidiary (the “Property”).

On the same day, the Company Subsidiary and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company Subsidiary grants LRC the Royalty and undertakes to calculate and make royalty payment on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, the Company Subsidiary’s right to determine operations, and LRC’s information and audit rights. Under the Royalty Agreement, the Company Subsidiary also grants LRC a one-year option to purchase additional royalty interest with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty, at a total purchase price of $5,000,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

This discussion and analysis below include forward-looking statements that are subject to risks, uncertainties and other factors described in the “Risk Factors” section that could cause actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Atlas Lithium Corporation (“Atlas Lithium,” the “Company,” “we,” “us,” or “our”) is a mineral exploration and development company with a lithium project and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, rare earths, graphite, and titanium. Our current focus is the development from exploration to active mining of our hard-rock lithium project located in the state of Minas Gerais State in Brazil at a well-known, premier pegmatitic district in Brazil, which has been recently denominated by the government of Minas Gerais as “Lithium Valley”. We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

We are in the initial stages of planning to develop and own 100% of a processing facility capable of producing 150,000 tons of lithium concentrate annually. However, there can be no assurance that we will have the necessary capital resources to develop such facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

All of our mineral projects and properties are located in Brazil and our mineral rights portfolio for battery minerals includes approximately 75,040 acres (304 km2) for lithium in 64 mineral rights, 54,950 acres for nickel (222 km2) in 15 mineral rights, 30,054 acres (122 km2) for rare earths in seven mineral rights, 22,050 acres (89 km2) for titanium in seven mineral rights, and 13,766 acres (56 km2) for graphite in three mineral rights. We believe that we hold the largest portfolio of exploration properties for battery minerals in Brazil, a premier and well-established mining jurisdiction.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to Sigma Lithium Corporation (Nasdaq: SGML). Our Minas Gerais Lithium Project (“MGLP”) is our largest project and consists of 57 mineral rights spread over 58,774 acres (238 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite.

We believe that we can increase our value by the acceleration of our exploratory work and quantification of our lithium mineralization. Our initial commercial goal is to be able to enter production of lithium concentrate, a product which is highly sought after in the battery supply chain for electric vehicles.

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as nickel, rare earths, graphite, and titanium. We believe that the shift from fossil fuels to battery power may yield long-term opportunities for us not only in lithium but also in such other minerals.

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds, two of which also include industrial sand. As our corporate focus became our lithium properties, we stopped alluvial gold and diamond exploration efforts in 2018 and the sale of our industrial sand in 2022.

We also own 45.11% of the shares of common stock of Apollo Resources Corporation (“Apollo Resources”), a private company primarily focused on the development of its initial iron mine.

We also own approximately 28.72% of the shares of common stock of Jupiter Gold Corporation (“Jupiter Gold”), a company focused on the exploration of two gold projects and the development of a quartzite mine, and whose common stock are quoted on the OTCQB marketplace under the symbol “JUPGF.” The quartzite mine is fully permitted and is expected to start operations in 2023.

Apollo Resources and Jupiter Gold have not generated any revenues to date. The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP”.

On October 17, 2022, we entered into an investor relations consulting agreement with MZHCI, LLC, a U.S. company.

Operational Update

Exploration Campaign

Our ongoing drilling campaign is delineating the lithium resources of our 100%-owned Neves Project, a cluster of four lithium mineral rights within MGLP. Our current geological team is comprised of 13 geologists, with 11 of them being full-time. To support the work of our geologists we have 17 full-time field and support technicians and machinery operators. Our geological team and our exploration campaign is supervised by Volodymyr Myadzel, Ph.D., a Qualified Person for lithium as such term is defined in Subpart 1300 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (“Regulation S-K 1300”).

We have engaged SGS Canada Inc. (“SGS”), and, in particular, their geologist Marc-Antoine Laporte, a Qualified Person for lithium under Regulation S-K 1300, to produce a mineral resource estimate report (the “Maiden Resource Report”) for our Neves Project in accordance with Regulation S-K 1300. Mr. Laporte is the author of mineral resource reports for two other companies which have hard-rock lithium projects in Lithium Valley, the general area where our Neves Project is located, and has worked on lithium properties in Lithium Valley since 2017. Mr. Laporte visited our Neves Project between May 4 and May 6, 2023. The Maiden Resource Report is expected to be completed during the third quarter of 2023.

The Maiden Resource Report will update and replace our previously filed SLR International Corporation’s technical report summary entitled “S-K 1300 Technical Report Summary on the Das Neves Lithium Project” (the “Initial Exploration Report”), with an effective date of August 10, 2022, and a signature date of August 31, 2022. The Initial Exploration Report presented recommendations to us on further steps necessary for the delineation of the lithium resources at our Neves Project. At the time of the Initial Exploration Report, we had one drill on site and 1,213 meters drilled in total. Currently, we have 10 active drills operating and have drilled, as of May 4, 2023, an aggregate of 19,017 meters. The current drilling campaign pace is approximately 6,500 meters drilled per month.

At our Neves Project, our current focus is drilling within and around our flagship pegmatite, “Anitta,” a 1.1-kilometer formation which remains open along strike and at depth, and has been proven to contain spodumene, a key lithium-bearing mineral.

Drilling Campaign Highlights (drill holes in numerical sequence)

DHAB-11B:	1.57% Li2O over 13.1m from 74.0m to 87.1m, which includes:
2.25% Li2O over 4.0m from 76.7m to 80.8m and
2.00% Li2O over 3.1m from 84.0m to 87.1m

DHAB-12:	1.35% Li2O over 5.02m from 83.41m to 88.43m

DHAB-15:	1.40% Li2O over 15.0m from 60.5m to 75.5m, which includes:
1.83% Li2O over 5.0m from 66.5m to 71.5m

DHAB-18:	1.01% Li2O over 9.95m from 82.66m to 92.61m, which includes:
2.17% Li2O over 3.0m from 86.55m to 89.55m

DHAB-21:	1.33% Li2O over 8.8m from 50.0m to 58.8m

DHAB-39B:	1.00% Li2O over 9.1m from 107.4m to 116.6m
1.48% Li2O over 9.0m from 119.2m to 128.2m

DHAB-41:	1.09% Li2O over 22.2m from 83.0m to 105.2m, which includes:
1.72% Li2O over 4.0m from 94.0m to 98.0m

DHAB-44:	1.30% Li2O over 17.9m from 141.81m to 159.71m, which includes:
1.88% Li2O over 9.0m from 150.0m to 159.0m

DHAB-47:	2.80% Li2O over 9.87m from 54.18m to 64.05m

DHAB-57:	1.46% Li2O over 13.0m from 92.2m to 105.2m

DHAB-64:	1.08% Li2O over 10.6m from 119.5m to 130.1m
1.26% Li2O over 11.0m from 132.1m to 143.1m, which includes:
2.09% Li2O over 5.0m from 135.1m to 140.1m

DHAB-68:	1.36% Li2O over 25.43m from 54.15m to 79.58m, which includes:
2.02% Li2O over 6.5m from 54.15m to 60.15m,
4.40% Li2O over 0.55m from 60.15m to 60.70m, and
1.89% Li2O over 5.0m from 71.5m to 76.5m

DHAB-70:	1.16% Li2O over 14.85m from 43.75m to 58.60m
1.20% Li2O over 2.4m from 78.31m to 80.72m

DHAB-74:	1.01% Li2O over 8.74m from 137.26m to 146.00m

DHAB-77:	1.08% Li2O over 3.2m from 65.8m to 69.0m
1.46% Li2O over 14.0m from 70.0m to 84.0m, which includes:
2.04% Li2O over 5.0m from 70.01m to 75.0m

DHAB-85:	1.18% Li2O over 47.00m from 7.00m to 54.00m, which includes:
2.12% Li2O over 7.0m from 13.0m to 20.0m and
1.88% Li2O over 9.0m from 150.0m to 159.0m

Our drilling and sampling follow strict QA/QC protocols established under best practices. All lithium samples are analyzed at SGS-Geosol, the premier analytical laboratory used by reputable mining companies in Brazil. Normally geochemical results are obtained from SGS-Geosol three weeks after submission of the samples for analysis. Of note, recent drill hole DHAB-104 yielded a large aggregate total of 99.1 meters (325 feet) of visually appearing spodumene; the geochemical assays for DHAB-104 are pending.

Metallurgical Report

On April 24, 2023, we announced the receipt of the metallurgical report (the “Metallurgical Report”) from SGS for studies performed over several months on a representative ore sample from our Neves Project. The Metallurgical Report showed that a very high grade of 7.22% was achieved for Heavy Liquid Separation (“HLS”). Commercial-grade lithium concentrate was obtained from our representative sample using standard Dense Media Separation (“DMS”), a gravity-based approach which does not use any harmful chemicals or flotation. The Metallurgical Report also showed final lithium concentrate grading of 6.04% Li2O with only 0.53% Fe2O3, and a lithium recovery of 70%. Our desired target was the production of concentrate grading 6.0% Li2O with less than 1.0% Fe2O3, and these targets were exceeded. SGS has been providing testing and analytical services to the mining industry since 1941 and has earned the reputation as a leading provider of metallurgical services.

The Metallurgical Report will become a chapter in the Maiden Resource Report described above. The Metallurgical Report also allows SGS to begin work towards a Preliminary Economic Assessment of the Neves Project which is a technical study expected to be issued after the Maiden Resource Report.

Business Development

Mitsui & Co., Ltd.

On January 18, 2023, we announced that we had signed a Memorandum of Understanding (“MOU”) with Mitsui & Co., Ltd. (“Mitsui) with respect to Mitsui’s potential interest in acquiring the right to purchase our future lithium concentrate production. Mitsui is one of the world’s most diversified comprehensive trading, investment, and service enterprises. Headquartered in Tokyo, Japan, Mitsui maintains a global network of 128 offices in 63 countries and regions.

In general terms, the MOU contemplates potential funding from Mitsui to us of up to $65 million (the “Offtake Funding”), in tranches and subject to the achievement of specific milestones acceptable to Mitsui, that would give Mitsui the right to buy up to 100% of our future production from our planned plant with output capacity of 150,000 tons of lithium concentrate per year (the “Plant”). The Offtake Funding would be primarily used by us for the construction of the Plant. Lithium concentrate produced by the Plant would then be available for purchase by Mitsui at a price generally based on the then-prevailing market price. The MOU is non-binding and non-exclusive for both companies.

Lithium Royalty Corp.

On May 2, 2023, we and Atlas Litio Brasil Ltda. (“Atlas Litio”), our Brazilian subsidiary, entered into a Royalty Purchase Agreement with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”), whereby Atlas Litio sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the future gross revenue to be received by Atlas Litio from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by Atlas Litio.

The principals at LRC are known for their experience in the lithium industry. Prior to this transaction, LRC was composed of 30 royalties on 28 properties, with two properties in production, four properties in construction and 22 properties in development or exploration. LRC is a signatory of the Principles for Responsible Investment and the integration of ESG factors is a key aspect of their investment analysis and a key consideration in their target investment criteria. As part of LRC’s due diligence, Mr. Ernie Ortiz, LRC’s President and CEO, visited our Neves Project between April 5, 2023, and April 7, 2023.

Results of Operations

The Three Months Ended March 31, 2023, Compared to the Three Months ended March 31, 2022

Net loss for the three months ended March 31, 2023, totaled $3,965,938, compared to net of $531,490 during the three months ended March 31, 2022. The increase on loss is mainly due to:

●	Higher general and administrative expenses in the period due to approximately $1,030,000 in non-recurring transaction costs associated with our Offering in January 2023 in connection with the listing of our common stock on the Nasdaq Capital Market;
●	Higher compensation costs in the period due to $712,000 to satisfy certain contractual obligations to management team members, a number of which are non-recurring;
●	An increase in stock-based compensation expenses by $740,826 compared to prior period reflecting increase in our common stock share price and new members of the management team eligible for the stock-based compensation program; and
●	Higher exploration expenses for the period due the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $4,987,751 and a working capital of $2,596,943.

Net cash used by operating activities totaled $3,663,428 for the three months ended March 31, 2023, compared to net cash used of $506,071 during the three months ended March 31, 2022, representing a decrease in cash available of $3,157,357 or 623%. The said increase in net cash used by operating activities was mainly due to:

●	Increase of our lithium exploration program costs of approximately $1,028,000;
●	Nasdaq listing, non-recurrent expenses of approximately $1,030,000;
●	Increase in compensation expenses due to the increase of management and exploration teams.

Net cash used in investing activities totaled $1,275,972 for the three months ended March 31, 2023, compared to net cash used of $152,998 during the three months ended March 31, 2022, representing an increase in cash used of $1,122,974 or 733%. The increase refers to the purchase of lithium mining rights.

Net cash provided by financing activities totaled $9,564,335 for the three months ended March 31, 2023, compared to $622,999 during the three months ended March 31, 2022, representing an increase in cash provided of $8,941,336 or 1,435%. The increase is mainly due to:

●	Our Offering which closed on January 12, 2023, with aggregate gross proceeds of $4,657,500.
●	Securities Purchase Agreement with two investors, pursuant to which we agreed to issue and sell to the Investors in a Regulation S private placement an aggregate of 640,000 restricted shares of our common stock, par value $0.001 per share. The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000.
●	During the three months ended March 31, 2023, we also sold an aggregate of 91,500 shares of our common stock to Triton Funds, L.P for total gross proceeds of $831,834 pursuant to a Common Stock Purchase Agreement entered between us and Triton Funds, LP.

For further information on three transactions mentioned above, please refer to note 4 – stockholders´ equity.

We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services.

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity and the equity of one of our subsidiaries. For example, On January 12, 2023, we completed its firm underwritten public offering of 776,250 shares of our common stock (which includes the shares subject to the over-allotment option, exercised by the underwriter in full), for aggregate gross proceeds of $4,657,500 (prior to deducting any underwriting discounts, commissions, and other offering expenses). Also, on January 30, 2023, we raised an aggregate of $4 million in gross proceeds from the sale of its common stock in transaction exempt under Regulation S of the Securities Act. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through March 2024.

Our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different business activities. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments is approximate of fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect on March 31, 2023, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2023, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constrains and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

PART II OTHER INFORMATION

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding current expectations, as of the date of this Quarterly Report, our future results of operations and financial position, our ability to effectively process our minerals and achieve commercial grade at scale; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to derive any financial success from the Memorandum of Understanding entered into with Mitsui & Co., Ltd. in December 2022; uncertainty about our ability to obtain required capital to execute our business plan; our ability to hire and retain required personnel; changes in the market prices of lithium and lithium products and demand for such products; the uncertainties inherent in exploratory, developmental and production activities, including risks relating to permitting, zoning and regulatory delays related to our projects; uncertainties inherent in the estimation of lithium resources. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance, or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the SEC.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

The following risk factor disclosures should be read in conjunction with the risk factors described in our 2022 Form 10-K and subsequent periodic filings with the Securities and Exchange Commission. We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for fiscal year ended December 31, 2022, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties summarized and set forth in detail below and elsewhere in this Annual Report before you decide to invest in our common stock.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Business Risks

●	Our future performance is difficult to evaluate because we have a limited operating history.
●	We have a history of losses and expect to continue to incur losses in the future.
●	We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.
●	Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.
●	We face risks related to mining, exploration and mine construction, if warranted, on our properties.
●	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.
●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.
●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.
●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.
●	We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.
●	Our growth will require new personnel, which we will be required to recruit, hire, train and retain.
●	Certain executive officers and directors may be in a position of conflict of interest.

Regulatory and Industry Risks

●	The mining industry subjects us to several risks.
●	Our mineral projects will be subject to significant government regulations.
●	We will be required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.
●	Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
●	Our operations face substantial regulation of health and safety.

●	Our operations are subject to extensive environmental laws and regulations.
●	Mineral prices are subject to unpredictable fluctuations.

Country and Currency Risks

●	Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.
●	The perception of Brazil by the international community may affect us.
●	Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Common Stock Risks

●	Our common stock price has been and may continue to be volatile.
●	We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.
●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute your ownership.
●	Our Series A Preferred Stock has the effect of concentrating voting control over us in Marc Fogassa, our Chief Executive Officer and Chairman.
●	Marc Fogassa, our Chief Executive Officer and member of our Board of Directors, owns greater than 50% of our voting securities, which means we are deemed a “controlled company” under the rules of Nasdaq.
●	Our stock price may be volatile, and you could lose all or part of your investment.
●	You will experience dilution as a result of future equity offerings.
●	Our existing stockholders have substantial influence over us and their interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in control is us, which could deprive our stockholders of an opportunity to receive a premium for their securities.
●	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.
●	Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
●	Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Business Risks

Our future performance is difficult to evaluate because we have a limited operating history.

Investors should evaluate an investment in us considering the uncertainties encountered by mineral exploration companies. Although we were incorporated in 2011, we began to implement our current business strategy in 2018, which is primarily focused on the exploration of battery minerals. We have generated limited revenues from operations and our cash flow needs have been financed primarily through debt or equity and not through cash flows derived from our operations. As a result, we have little historical financial and operating information available to help you evaluate and predict our future performance. In addition, advancing our projects will require significant capital and time, and we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises as further described in these risk factors. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses in each of the two past years, have negative cash flow from operating activities, have had limited revenues and expect to continue to incur losses in the future.

We have a large accumulated deficit. We expect to continue to incur losses unless and until such time as our projects or one of our future acquired properties enters into commercial production and generates sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. We recognize that if we are unable to generate cash flows from our operations, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our stock and/or obtaining debt financing. Historically, we have funded our operations primarily through the issuance of debt and equity securities. Management’s plan to fund our capital requirements and ongoing operations includes the generation of revenue from our mining operations and projects. Management’s secondary plan to cover any shortfall is selling our equity securities, including our common stock, or common stock in Apollo Resources and Jupiter Gold that we own, and obtaining debt financing. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. An economic deposit is a mineral property which can be reasonably expected to generate profits upon extraction and commercialization of its minerals after considering all costs involved. Our property interests are at the exploration stage. Accordingly, it is unlikely that we will realize profits in the short term, and we also cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon the development of at least one economic deposit and most likely further exploration and development of other economic deposits, each of which is subject to numerous risk factors. including all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We are an exploration stage company, and we currently have no “reserves” as such term is defined in Regulation S-K 1300. A mineral reserve is defined in Regulation S-K 1300 as an estimate of tonnage and grade or quality of “indicated mineral resources” and “measured mineral resources” (as those terms are defined in Regulation S-K 1300) that, in the opinion of a “qualified person” (as defined in Regulation S-K 1300), can be the basis of an economically viable project. We cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even if we confirm reserves on our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties. Further, our lack of established reserves means that we are uncertain about our ability to generate revenue from our operations.

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

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that it will recover all or any portion of its investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further exploration efforts. Despite our efforts to budget such costs, the cost of minerals exploration is often uncertain, and cost overruns are common. Substantial expenditures are required to establish reserves through drilling, to develop processes to extract the ore and, in the case of new properties, to develop the extraction and processing facilities and infrastructure at any site chosen for extraction. Although substantial benefits may be derived from the discovery of a major deposit, we cannot provide any assurance that any such deposit will be commercially viable or that we will be able to obtain the funds required for development on a timely basis. Drilling and exploration operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, protests, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services. For example, following recent results of our exploration plans of our Minas Gerais Lithium Project, we expect to incur greater cost related to such exploration activities than originally budgeted for. While we believe we have sufficient resources to fund our operations for the next twelve months, an increase in our drilling campaigns to keep pace with positive findings of potential economic deposits, may require us to raise additional capital which, if not available on reasonable terms, may cause us to curtail our operations and impair our ability to become profitable.

We face risks related to mining, exploration and mine construction, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on the prices of minerals set by global markets and whether our exploration-stage properties can be brought into production. We cannot provide any assurances that the current and future exploration programs and/or studies on our existing properties will establish reserves. Whether it will be economically feasible to extract a mineral depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; drilling costs; mineral prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital.

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

In order to finance our current operations and future capital needs, we will require additional funds through the issuance of additional equity and/or debt securities. Depending on the type and the terms of any financing we pursue, shareholders’ rights and the value of their investment in our shares could be reduced. Any additional equity financing will dilute shareholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. For example, on January 30, 2023, we raised an aggregate of $4 million in gross proceeds from the sale of its common stock in transaction exempt under Regulation S of the Securities Act. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of shareholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period, based on activities related to our exploration projects. Our revenues, net income and results of operations may fluctuate because of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

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

We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.

Our existing operations and continued future development are largely dependent upon the personal efforts and continued performance of Marc Fogassa, our Chief Executive Officer and Chairman and principal stockholder. The loss of the services of Mr. Fogassa would have a material adverse effect on our business and prospects. We maintain key-man life insurance on the life of Mr. Fogassa. See “Management.” If we were to lose Mr. Fogassa, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. Although Mr. Fogassa spends significant time with us and is highly active in our management, he does not devote his full time and attention to Atlas Lithium. Mr. Fogassa also currently serves as Chief Executive Officer and director of Apollo Resources Corporation (“Apollo Resources”) and Jupiter Gold Corporation (“Jupiter Gold”).

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

Marc Fogassa, our Chief Executive and Chairman, also serves as chief executive officer and director of Apollo Resources and Jupiter Gold. Joel Monteiro, Esq., one of our officers, is a director in both Apollo Resources and Jupiter Gold. Areli Nogueira, one of our officers, is a director in Jupiter Gold. We have partial equity ownership in both Apollo Resources and Jupiter Gold. There exists the possibility that one or more of these individuals, or others, may in the future be in a position of conflict of interest. where their interests may not be aligned with the interests of our other stockholders, and they may, from time to time, be incentivized to take certain actions that benefit their other interests and that our other stockholders may not view as being in their interest as investors in our company.

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

We may be unable to retain the third-party contractors upon which we rely, including for drilling.

We have agreements with consultants to perform services for us including with respect to performing drilling services for us. Each of these contractors perform functions that require the services of persons in high demand in the industry and these persons may or may not always be available when needed based on their status as contractors or at affordable prices. The implementation of our business plan and our exploration activities may be impaired if we are not able to retain or afford our significant contractors or if they do not perform in accordance with their agreements and the failure to conduct our exploration activities could result in delays in our ability to execute on our business plan will could have an adverse effect on our value and that of our common stock.

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

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditure.

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

The Gross Revenue Royalty Transaction may make us a less attractive acquisition target.

On May 2, 2023, we entered into a Royalty Purchase Agreement and a Gross Revenue Royalty Agreement (collectively, the “Gross Revenue Royalty Transaction”) with Lithium Royalty Corp., a Canadian company (“LRC”), pursuant to which we sold to LRC a royalty interest equaling 3% of the gross revenue (the “Royalty”).  The Royalty would be calculated based on the sales proceeds of products derived from certain property rights owned us.  We also granted LRC an option to purchase additional royalty interest with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty. Given that the Gross Revenue Royalty Transaction imposes an obligation into our future revenues, such arrangement may make us less attractive to potential strategic investors and other acquirors, and/or may reduce our perceived market value.

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

Marc Fogassa, our Chief Executive Officer and member of our Board of Directors, owns greater than 50% of our voting securities, which means we are deemed a “controlled company” under the rules of Nasdaq.

As a result of his ownership of all issued and outstanding shares of our Series A Preferred Stock, Mr. Fogassa, our Chief Executive Officer and Chairman, holds more than 50% of our voting securities, and as such, we are a “controlled company” under the rules of Nasdaq.

As a “controlled company,” we may elect to rely on some or all of these exemptions, even though currently we do not take advantage of any of these exemptions but may do so in the future. Accordingly, should the interests of Mr. Fogassa differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

We are and may continue to be subject to short-selling strategies.

Short sellers of our stock may be manipulative and may attempt to drive down the market price of shares of our Common Stock. Short selling is the practice of selling securities that the seller does not own but rather has, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. The rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (blogging) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States, are not subject to certification requirements imposed by the SEC and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. Short selling may lead to the placement of sell orders by short sellers without commensurate buy orders because the shares borrowed by short sellers do not have to be returned by any fixed period of time. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed. In May 2023, we were the target of negative allegations posted on an internet platform designed to advise short sellers, which precipitated a decline in the price of our stock. Shortly thereafter, a plaintiff’s law firm announced investigations into potential securities laws violations based on these allegations. While we believe these allegations are without merit, and no litigation has been commenced to date regarding such allegations, we still face the potential for litigation to be initiated against us. While we would vigorously defend against any such litigation, regardless of outcome, litigation can be costly and time-consuming, divert the attention of our management team, adversely impact our reputation and brand, and if a plaintiff claim were successful, could result in significant liability, all of which could harm our business and financial condition.

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

Our existing stockholders have substantial influence over us and their interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their securities.

As of the date of this Annual Report, certain stockholders control the voting power in us, including management. As a result, these stockholders have substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of us and may reduce the potential price of our common stock on such a transaction.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to our Forms 8-K filed with the Commission on January 25, 2023, and February 3, 2023, respectively, with respect to issuances of unregistered sales of equity securities.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	May 15, 2023
Marc Fogassa	Chairman of the Board

/s/ Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and	May 15, 2023
Gustavo Pereira de Aguiar	Accounting Officer)

