Form 10-K/A
period 2022-12-31
Atlas Lithium Corp
filed 2023-06-12
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Registrant’s telephone number, including area code)

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

As of March 27, 2023, there were outstanding 6,738,062 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Firm ID	Auditor Name	Auditor Location
5041	BF Borgers CPA PC (PCAOB ID 5041)	Lakewood, CO

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates Item 11, as it pertains to Executive Compensation only, in Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) as filed with the U.S. Securities and Exchange Commission on March 30, 2023 (such filing, the “Initial Filing”). The purpose of this Amendment is to make the following changes in Item 11, Executive Compensation, in Part III of the Initial Filing: (i) reflect the cash portion of our Chief Executive Officer’s incentive compensation earned by our Chief Executive Officer pursuant to the terms of his amended and restated employment agreement in fiscal year 2022, which had not yet been determined by the board of directors (the “Board”) at the time of the Initial Filing; (ii) reclassify the cash portion of our Chief Executive Officer’s incentive compensation for fiscal year 2021 as “Non-Equity Incentive Plan Compensation” rather than a “Bonus” since no discretion was used for purposes of determining the amount of such compensation in 2021; (iii) correct a scrivener’s error relating to the year our Chief Executive Officer earned his incentive compensation in 2021; (iv) reclassify cash fees earned by our VP of Corporate Development as “All Other Compensation” rather than “Salary” since, under the terms of his Consulting Agreement, our VP of Corporate Development is not entitled to a salary; (v) enhance and clarify footnote disclosures relating to the such compensation arrangements in the footnotes to the summary compensation table, (vi) expand and enhance the disclosures provided in the section entitled “Narrative to Summary Compensation Table”; (vii) enhance and clarify the disclosures provided in the footnotes of the section entitled “Outstanding Equity Awards at Fiscal Year-End”; and (viii) correct typographical errors in the section entitled “Director Compensation” and clarify disclosures, including the conversion ratio of the Series D Convertible Preferred Stock in light of the reverse stock split effective December 22, 2022. This Amendment does not otherwise change or update any of the other disclosures set forth in the Initial Filing, including disclosures under the headings “Equity Compensation Plan” and “Delinquent Section 16(a) Reports” on page 62 of the Initial Filing, and does not otherwise reflect any events occurring after the date of the Initial Filing. All defined terms used but not defined herein shall have the meaning set forth in the Initial Filing.

PART III

Item 11. Executive Compensation.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2022 and 2021, a summary of the compensation paid to or earned by the named executive officers (“NEOs”). Note that, as a “smaller reporting company” and pursuant to the rules of the SEC, the Company is providing compensation information for 2022 and 2021 for Marc Fogassa, our Chief Executive Officer, Gustavo Pereira de Aguiar, our Chief Financial Officer and Brian Bernier, Vice President of our Corporate Development, as the two most highly compensated executive officers of the Company, other than Mr. Fogassa.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Marc Fogassa, Chairman and	2022	-	-		177,751	(2)	743,414	235,043	(3)	-	33,643	(4)	1,189,851
Chief Executive Officer	2021	-	-		-		901,940	177,751	(3)	-	11,582	(4)	1,091,273
Gustavo Pereira de Aguiar,	2022	80,903	-		-		-	70,000	(5)	-	-		150,903
Chief Financial Officer (6)
Brian Bernier,	2022	-	24,900	(7)	30,000	(8)	-	-		-	100,000	(9)	154,900
VP, Corporate Development (10)

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2021 and 2022 to our Chief Executive Officer calculated in accordance with FASB ASC Topic 718. Please see Note 6 to the consolidated financial statements for the year ended December 31, 2021 and 2022 contained in our Annual Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718. For fiscal years 2021 and 2022, Mr. Fogassa received options to purchase shares of Series D Preferred Stock.
(2)	The amounts in this column reflect the aggregate grant date fair value of stock awards granted in 2022 calculated. in accordance with FASB ASC Topic 718 to our Chief Executive Officer. Pursuant to the terms of Mr. Fogassa’s amended and restated employment agreement, he received half of his 2021 performance bonus as fully vested shares of common stock of the Company (the “Common Stock”), which was granted in early 2022.
(3)	Pursuant to the terms of Mr. Fogassa’s amended and restated employment agreement, his performance bonus for each calendar year is earned when the level of achievement is determined by the Board in the calendar year following the corresponding performance year. Such amount is paid half in cash and half in fully-vested shares of Common Stock granted on or about the same date the performance bonus is determined.
(4)	All Other Compensation for Mr. Fogassa includes disability insurance coverage for Mr. Fogassa for 2021 and 2022, and medical, dental and vision insurance coverage for Mr. Fogassa and his dependents for part of 2022.
(5)	Pursuant to the terms of his March 15, 2022 agreement with the Company, Mr. Pereira de Aguiar receives specific performance bonuses tied to successful completion and timely filing of our periodic reporting obligations with the SEC.
(6)	Mr. Pereira de Aguiar was elected as our Chief Financial Officer on March 16, 2022.
(7)	Mr. Bernier receives discretionary performance bonus.
(8)	Pursuant to the terms of his October 28, 2019 consulting services agreement with the Company, Mr. Bernier does is not entitled to cash compensation. Mr. Bernier is granted monthly fully vested shares equal to $2,500 in value, with the price per share calculated as the average closing price for the applicable monthly period.
(9)	In fiscal year 2022, Mr. Bernier received cash payments for a total amount of $100,000 in connection with his expanded role and time commitment required to achieve the Company’s listing on the Nasdaq Capital Markets.
(10)	Mr. Bernier was retained and elected Vice President, Corporate Development in 2019 but did not become an NEO until 2022.

Narrative to Summary Compensation Table

Mr. Fogassa’s Amended and Restated Employment Agreement

On December 31, 2020, our Board approved an amendment and restatement of the employment agreement between the Company and Marc Fogassa, our Chief Executive Officer (the “A&R Employment Agreement”). Under the A&R Employment Agreement, Mr. Fogassa is not entitled to a salary payable in cash, which under the terms of his prior employment agreement was for an amount of $250,000 per annum. Instead, he is granted each month ten-year non-qualified stock options to purchase up to 33,334 shares of our Common Stock at an exercise price equal to $0.0075 per share (the “Common Stock Option Grant”), such price and shares being subject to customary adjustments for any dividends, stock splits, reorganization or similar events. In 2021, the Board approved Mr. Fogassa’s right to elect to receive instead of the Common Stock Option Grant, an equivalent option award for shares of Series D Preferred Stock calculated by dividing the number of shares of Common Stock underlying the Common Stock Option Grant by 13 and 1/3 (as adjusted to reflect the post reverse stock split effective on December 22, 2022) (the “Series D Options”). If and when such options are exercised, the stock to be received will be restricted as such term is defined by the provisions of Rule 144, which currently limits any sales of affiliates with respect to the Company to 1% of the total outstanding shares per every 90-day period. Following the approval of the Plan (as defined herein), future Common Stock Option Grants may be made to Mr. Fogassa under the Plan. Mr. Fogassa is also entitled to incentive compensation payable half in cash and half in fully vested shares of Common Stock upon achieving of certain book value metrics, as set forth in the A&R Employment Agreement. On May 25, 2023, the Board determined that for fiscal year 2022, the incentive compensation performance metrics under the A&R Employment Agreement were met and Mr. Fogassa was entitled to his incentive compensation payable half in cash and half in shares of Common Stock. As a result, Mr. Fogassa received a cash incentive compensation of $235,043 for his performance in fiscal year 2022, and 29,678 restricted shares of Common Stock granted on May 26, 2023.

Under the A&R Employment Agreement, Mr. Fogassa is entitled to a housing benefit of up to $5,000 per month for a primary or secondary residence out of the United States, The Company shall pay all costs of reasonable medical, dental, vision, long-term disability, and short-term disability to Mr. Fogassa, and to his spouse or partner and children under the age of 21, at reasonable plans chosen by Mr. Fogassa. Unless declined by Mr. Fogassa, the Company shall pay the annual premium costs of a life insurance policy for Mr. Fogassa in the amount of $5,000,000 for payment to his designated beneficiaries. Upon termination by the Company, the Company shall immediately make a payment to Mr. Fogassa equal to $500,000. If upon the completion of a change of control, or other corporate event, Mr. Fogassa is no longer the Chief Executive Officer of the Company, or the Chief Executive Officer of the new controlling person of the Company, as the case may be, then the Company shall immediately make a payment to Mr. Fogassa equal to $2,000,000.

Mr. Pereira De Aguiar’s Agreement

On March 15, 2022, the Company and Gustavo Pereira de Aguiar, our Chief Financial Officer, entered into an agreement, effective March 16, 2022 (the “Start Date”), pursuant to with Mr. Pereira de Aguiar is providing services to us (the “GPA Agreement”).

Under the GPA Agreement, Mr. Pereira de Aguiar received a signing bonus totaling $25,000, all payable in 2022 in two equal tranches. Mr. Pereira de Aguiar is entitled to a base monthly cash compensation of $9,500 as well as a maximum annual cash incentive compensation of $45,000, with the amount received conditioned on the filing by the Company, on an annual basis, of one Form 10-K and three Forms 10-Q with the SEC. Further, on the Start Date, Mr. Pereira de Aguiar was granted 85,019 shares of Common Stock (the “GPA Grant”), for the purchase price of $1.00 (discounted from the first base compensation), which will vest over four years in four equal tranches.

The agreement is terminable at any time by mutual agreement of the parties and at any time for any reason or no reason by one party, with prior written notice of thirty days to the other party, provided that if Mr. Pereira de Aguiar’s employment is terminated for any reason by the Company other than gross negligence or willful malfeasance, the GPA Grant shall be deemed to be fully vested immediately upon such termination. If such termination occurs after the first anniversary, but before the second anniversary of the Start Date, the Company shall be required to make a $30,000 payment to Mr. Pereira de Aguiar within thirty days of said termination. If the Company terminates the GPA Agreement for gross negligence or willful malfeasance, then the portion of the GPA Grant which is not yet vested shall be deemed to be forfeited.

Mr. Bernier’s Consulting Services Agreement

On October 28, 2019, the Company and Brian Bernier, our Vice President of Corporate Development, entered into a Consulting Services Agreement (the “Consulting Agreement”) pursuant to which Mr. Bernier is entitled to receive on a monthly basis restricted shares of Common Stock calculated by dividing $2,500 by the average closing price per share of the Company’s Common Stock as now reported on the Nasdaq Stock Market. Pursuant to the terms of the Consulting Agreement, the Company and Mr. Bernier every three months shall agree on a set of certain performance goals and Mr. Bernier may be entitled to a bonus if the performance by Mr. Bernier materially exceeds the agreed upon goals as determined in the sole discretion of the Company. In 2022, Mr. Bernier received $24,900 in discretionary bonuses in connection with his performance of various workstreams in connection with the Company’s listing on the Nasdaq Capital Markets, a year-long process.

The Consulting Agreement may be terminated at any time for any or no reason and does not constitute employment of Mr. Bernier.

In fiscal year 2022, pursuant to a verbal agreement between the Company and Mr. Bernier, he received cash payments for a total of $100,000 in connection with his expanded role and time commitment required to achieve the Company’s listing on the Nasdaq Capital Markets.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the NEOs that were outstanding as of December 31, 2022:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Marc Fogassa	151,141	(1)			$0.0075		02/19/2024
Marc Fogassa	2,500	(2)			$0.10	(2)	12/31/2030
Marc Fogassa	2,500	(2)			$0.10	(2)	01/31/2031

Marc Fogassa	2,500	(2)			$0.10	(2)	02/28/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	03/31/2031

Marc Fogassa	2,500	(2)			$0.10	(2)	04/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	05/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	06/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	07/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	08/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	09/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	10/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	11/30/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	12/31/2031
Marc Fogassa	2,500	(2)			$0.10	(2)	01/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	02/28/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	03/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	04/30/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	05/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	06/30/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	07/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	08/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	09/30/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	10/31/2032
Marc Fogassa	2,500	(2)			$0.10	(2)	11/30/2032
Gustavo Pereira de Aguiar	85,019	(3)			$1,483,582

(1)	Fully-vested option to purchase up to 151,141 shares of our Common Stock at $0.0075 per share.
(2)	In accordance with the terms of the A&R Employment Agreement, Mr. Fogassa agreed to receive awards of stock options on a monthly basis in lieu of base salary. All options vested 100% on the grant date and have a ten-year term expiring on the tenth anniversary of the corresponding grant date. For fiscal year 2022, Mr. Fogassa pursuant to his election, received monthly fully-vested options to purchase up to 2,500 shares of our Series D Convertible Preferred Stock for $0.10 per share. Refer to disclosure about Series D Options under the “Mr. Fogassa’s Amended and Restated Employment Agreement” heading above.
(3)	On March 16, 2022, Mr. Pereira de Aguiar was granted restricted shares of Company Common Stock which will vest over four years in four equal tranches.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2022, that we paid to each director other than its Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table set forth above. We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table. No other or additional compensation for services were paid to any of the directors.

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($)		Option Compensation ($) (1)		Total ($)
Ambassador Roger Noriega				$147,557	(2)	$147,557
Cassiopeia Olson, Esq.		$6,000	(3)	$23,585		$29,585
Stephen R. Petersen, CFA		$6,000	(3)	$47,975		$53,975

(1)

The amounts in this column reflect the aggregate grant date fair value of stock options granted in 2022 to each director calculated in accordance with FASB ASC Topic 718. Please see Note 6 to the consolidated financial statements for the year ended December 31, 2021 contained in our 2022 Annual Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718.

(2)

On December 31, 2020, our Board approved an amendment to Ambassador Roger Noriega’s compensation arrangement, an independent director. Under the prior arrangement, Ambassador Noriega had the right to receive an annual compensation of $50,000 payable quarterly through the issuance of such number of five-year options to purchase shares of our Common Stock as needed to make their Black-Scholes aggregate valuation equal to $12,500. Such options had a strike price equal to the average market price of the Common Stock during such quarter. Under the amended arrangement, Ambassador Noriega receives, on a quarterly basis, ten-year non-qualified stock options to purchase up to 20,000 shares of our Common Stock at an exercise price equal to $0.0075 per share, such price and shares being subject to customary adjustments for any dividends, etc. If and when such options are exercised, the stock to be received may represent restricted securities as such term is defined by the provisions of Rule 144, which currently limits any sales of affiliates with respect to the Company to 1% of the total outstanding shares per every 90-day period.

On September 17, 2021, we filed a Current Report on Form 8-K indicating that on September 15, 2021, our Board approved resolutions that allow Ambassador Noriega the choice to direct the option compensation described in the Board resolutions dated December 31, 2020 (the “2020 Resolutions,” reported in the Form 8-K filed with the SEC on January 7, 2021) to either options to purchase our Common Stock as originally described in the 2020 Resolutions or to an equivalent number of options divided by 13 and 1/3 (to reflect the reverse stock split effective December 22, 2022) to purchase our Series D Convertible Preferred Stock.

(3)	Ms. Olson and Mr. Petersen had the right to receive $6,000 in cash each for services as director during the year 2022. Both were given a choice and opted to receive shares of our Common Stock at then public market price instead of cash.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Date: June 12, 2023	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer