Form 10-Q
period 2023-06-30
Atlas Lithium Corp
filed 2023-08-14
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were outstanding 10,662,060 shares of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$20,165,214	$280,525
Accounts receivable	99	91
Taxes recoverable	21,281	17,705
Deposits and advances	65,166	47,093
Total current assets	20,251,760	345,414
Property and equipment, net	365,911	217,550
Intangible assets, net	7,361,149	4,971,267
Equity investments	150,000	150,000
Total assets	$28,128,820	$5,684,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,589,889	$2,776,474
Related party notes and other payables	21,684	21,493
Total current liabilities	3,611,573	2,797,967
Deferred consideration from royalties sold	20,000,000	-
Other noncurrent liabilities	52,582	78,964
Total liabilities	23,664,155	2,876,931

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 0 and 214,006 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	214
Common stock, $0.001 par value. 200,000,000 and 4,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 10,033,334 and 5,110,014 shares issued and outstanding as of June, 2023 and December 31, 2022, respectively	10,033	5,111
Additional paid-in capital	77,667,131	62,258,116
Accumulated other comprehensive loss	(876,318)	(981,040)
Accumulated deficit	(72,678,536)	(59,585,949)
Total Atlas Lithium Co. stockholders’ equity	4,122,311	1,696,453
Non-controlling interest	342,354	1,110,847
Total stockholders’ equity	4,464,665	2,807,300
Total liabilities and stockholders’ equity	$28,128,820	$5,684,231

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

Revenue	-	2,367	-	2,844
Cost of revenue	-	26,343	-	36,198
Gross loss	-	(23,976)	-	(33,354)
Operating expenses
Professional fees	48,700	24,180	190,600	144,021
General and administrative	1,317,781	400,926	2,613,744	622,391
Compensation and related costs	641,502	288,597	1,525,337	386,589
Stock-based compensation	2,852,309	255,170	3,981,154	643,189
Exploration	4,663,500	20,421	5,692,325	20,421
Total operating expenses	9,523,792	989,294	14,003,160	1,816,611
Loss from operations	(9,523,792)	(1,013,270)	(14,003,160)	(1,849,965)
Other expense (income)
Other expense (income)	(126,896)	(14)	(140,911)	(1,966)
Total other expense	(126,896)	(14)	(140,911)	(1,966)
Loss before provision for income taxes	(9,396,896)	(1,013,256)	(13,862,249)	(1,847,999)
Provision for income taxes	-	-	-	-
Net loss	(9,396,896)	(1,013,256)	(13,862,249)	(1,847,999)
Loss attributable to non-controlling interest	(270,247)	(142,240)	(769,662)	(445,493)
Net loss attributable to Atlas Lithium Corporation stockholders	$(9,126,649)	$(871,016)	(13,092,587)	$(1,402,506)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(1.02)	$(0.20)	(1.46)	$(0.32)

Weighted-average number of common shares outstanding:
Basic and diluted	8,966,065	4,433,925	8,966,065	4,433,925

Comprehensive loss:
Net loss	$(9,396,896)	$(1,013,256)	(13,862,249)	$(1,847,999)
Foreign currency translation adjustment	39,586	249,649	105,891	306,464
Comprehensive loss	(9,357,310)	(763,607)	(13,756,358)	(1,541,535)
Comprehensive loss attributable to noncontrolling interests	(269,567)	107,924	(768,493)	(200,817)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(9,087,743)	$(871,531)	(12,987,865)	$(1,340,718)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2023 and 2022

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(59,585,949)	$1,110,847	$2,807,300

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,845,192	1,845	10,523,273	-	-	-	10,525,118
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	5,206	5	45,000	-	-	-	45,005
Conversion of Convertible Preferred D stock into Common Stock	-	-	(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Exercise of warrants	-	-	-	-	121,014	121	360,253	-	-	-	360,374
Stock-based compensation	-	-	-	-	21,255	21	3,580,566	-	-	-	3,580,587
Change in foreign currency translation	-	-	-	-	-	-	-	104,722	-	1,169	105,891
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	-	-	-	-	(13,092,587)	(769,662)	(13,862,249)

Balance, June 30, 2023	1	$1	-	$-	10,033,334	$10,033	$77,667,131	$(876,318)	$(72,678,536)	$342,354	$4,464,665

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2021	1	$1	214,006	$214	3,109,178,852	$3,109,179	$51,466,376	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	275,972,448	275,972	1,109,988	-	-	-	1,385,960
Stock-based compensation	-	-	-	-	-	-	643,189	-	-	(271,888)	371,301
Change in foreign currency translation	-	-	-	-	-	-	-	61,788	-	244,676	306,464
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	525,000	525,000
Net loss	-	-	-	-	-	-	-	-	(1,402,506)	(445,493)	(1,847,999)

Balance, June 30, 2022	1	$1	214,006	$214	3,385,151,300	$3,385,151	$53,219,553	$(651,022)	$(56,359,935)	$1,603,630	$1,197,592

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2023 and 2022

	Six months ended June 30
	2023	2022

Cash flows from operating activities of continuing operations:
Net loss	$(13,862,249)	(1,847,999)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and services	3,981,154	643,189
Issuance of common stock in connection with purchase of mining rights	750,000	-
Depreciation and amortization	8,108	27,323
Other non cash expenses	140,911	-
Changes in operating assets and liabilities:
Accounts receivable	(8)	991
Taxes recoverable	(3,576)	(1,079)
Deposits and advances	(18,073)	(5,008)
Accounts payable and accrued expenses	813,606	(151,213)
Deferred consideration from royalties sold	20,000,000	-
Other noncurrent liabilities	(26,382)	6,495
Net cash provided (used) by operating activities	11,783,491	(1,327,301)

Cash flows from investing activities:
Acquisition of capital assets	(156,469)	(40,802)
Increase in intangible assets	(2,523,343)	(206,361)
Net cash used in investing activities	(2,679,812)	(247,163)

Cash flows from financing activities:
Net proceeds from sale of common stock	10,525,118	1,385,960
Proceeds from sale of subsidiary common stock to noncontrolling interests	150,000	525,000
Net cash provided by financing activities	10,675,118	1,910,960

Effect of exchange rates on cash and cash equivalents	105,891	34,592
Net increase (decrease) in cash and cash equivalents	19,884,689	31,454
Cash and cash equivalents at beginning of period	280,525	22,776
Cash and cash equivalents at end of period	$20,165,214	$54,230

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Atlas Lithium Corporation (together with its subsidiaries “Atlas Lithium.” the “Company”, “the Registrant”, “we”, “us”, or “our”) was incorporated under the laws of the State of Nevada, on December 15, 2011. The Company changed its management and business on December 18, 2012, to focus on mineral exploration in Brazil.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, Atlas Litio Brasil Ltda. (“Atlas Brasil”), which includes the accounts of Atlas Brasil’s wholly-owned subsidiary, Mineração Duas Barras Ltda. (“MDB”), and Atlas Brasil’s 50% owned subsidiary, RST Recursos Minerais Ltda. (“RST”); its 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 45.11% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiary Mineração Apollo, Ltda.; and its 28.00% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$571	$(571)	$-	$571	$(571)	$-
Machinery and equipment	426,406	(374,262)	52,144	419,498	(362,140)	57,358
Vehicles	80,139	(80,139)	-	80,139	(79,021)	1,118
Land	313,767	-	313,767	159,074	-	159,074
Total fixed assets	$820,883	$(454,972)	$365,911	$659,282	$(441,732)	$217,550

For the three and six months ended June 30, 2023, the Company recorded depreciation expense of $4,093 and $8,108, respectively, and for the three and six months ended June 30, 2022, the Company recorded depreciation expense of $13,661 and $27,323, respectively.

Intangible Assets

Intangible assets consist of mining rights which are not amortized as the mining rights are perpetual. The carrying value of these mineral rights as of June 30, 2023 and at December 31, 2022 was $7,361,149 and $4,971,267, respectively.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	June 30, 2023	December 31, 2022
Accounts payable and other accruals	$1,974,686	$408,874
Mineral rights payable	1,615,203	2,367,600
Total	$3,589,889	$2,776,474

NOTE 3 – DEFERRED CONSIDERATION FROM ROYALTIES SOLD

On May 2, 2023, the Company and Atlas Litio Brasil Ltda. (the “Company Subsidiary”), entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”). The transaction contemplated under the Purchase Agreement closed simultaneously on May 2, 2023, whereby the Company Subsidiary sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the gross revenue (the “Royalty”) to be received by the Company Subsidiary from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by the Company Subsidiary.

On the same day, the Company Subsidiary and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company Subsidiary granted LRC the Royalty and undertook to calculate and make royalty payment on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, the Company Subsidiary’s right to determine operations, and LRC’s information and audit rights. Under the Royalty Agreement, the Company Subsidiary also granted LRC an option to purchase additional royalty interest with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty, at a total purchase price of $5,000,000.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of June 30, 2023, and December 31, 2022, amounted to $52,582 and $78,964, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock and Amendments

On July 18, 2022, the board of directors of the Company (the “Board of Directors” or “Board”) adopted resolutions to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-750 without affecting the number of shares of authorized common stock (the “Originally Intended Reverse Stock Split”). The holder of the majority voting power of our voting stock (the “Majority Stockholder”) approved the Originally Intended Reverse Stock Split by written consent on July 18, 2022, in lieu of a meeting of stockholders as permitted under the Nevada Revised Statute (“NRS”) Section 78.320(2) and the company’s bylaws, as then amended (the “Bylaws”). For additional information on the Originally Intended Reverse Stock Split, refer to the Definitive Information Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on July 29, 2022 (the “2022 Information Statement”) and the Form 8-K filed by the Company with the Commission on December 22, 2022, both available on EDGAR at www.sec.gov.

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

Pursuant to the action of the Company’s board of directors by unanimous written consent on April 21, 2023, the board of directors authorized and approved (i) the Certificate of Correction to correct the Original Articles Amendment (the “Certificate of Correction”), and (ii) the Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”) including the Certificate of Validation of the Certificate of Change (the “Change Validation Certificate”) in order to decrease the number of shares of the Company’s issued and outstanding shares of common stock and correspondingly decrease the number of authorized shares of common stock, each at a ratio of 1-for-750, retroactively effective as of December 20, 2022, without a vote of the stockholders. The board of directors also directed that the Company file the Certificate of Correction with the SOS and thereafter file the Certificate of Change including the Change Validation Certificate with the SOS. Pursuant to the NRS, no stockholder approval for this action was required. On May 25, 2023, the Company filed the Certificate of Correction and Certificate of Change including the Change Validation Certificate with the SOS, as also reported in Exhibits 3.2 and 3.1, respectively, to the Form 8-K filed by the Company with the Commission on May 25, 2023.

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

Further, the Board of Directors determined that it was advisable and in the best interests of the Company to amend and restate the Company’s articles of incorporation (as amended to date, the “Current Articles”) to decrease the number of shares of authorized common stock to two hundred million (200,000,000) and to amend certain other provisions in the Company’s Current Articles (the “Amended and Restated Articles”). The Board of Directors and the Majority Stockholder determined to decrease the number of shares of our authorized common stock in order to reduce the number of shares available for issuance given that the large number of shares of common stock authorized for issuance may have a perceived negative impact on any potential future efforts to attract additional financing due to the dilutive effect of having such a large number of shares available for issuance. On April 21, 2023, the Company’s board of directors and the Majority Stockholder approved the Amended and Restated Articles. Following the effectiveness of the Certificate of Correction and the Certificate of Change including the Change Validation Certificate filed with the SOS, on May 25, 2023, the Company filed the Amended and Restated Articles, as also reported in Exhibit 3.3 of the Form 8-K filed by the Company with the Commission on May 26, 2023.

The foregoing corporate actions were disclosed in the Definitive Information Statement on Schedule 14C (the “Information Statement”) filed by the Company with the Commission on May 2, 2023. As also contemplated in the Information Statement, on May 25, 2023, the Company also filed with the SOS a Certificate of Withdrawal of Designation of the Series B Convertible Preferred Stock and the Certificate of Withdrawal of Designation of the Series C Convertible Preferred (collectively, the “Certificates of Withdrawal”). The filings of the Certificates of Withdrawals were effective as of May 25, 2023.

As of December 31, 2022, the Company had 4,000,000,000 common shares authorized with a par value of $0.001 per share. Pursuant to the vote by a written consent dated April 21, 2023, of the Company’s Majority Stockholder, entitled to 51% of the voting power of the Company’s issued and outstanding voting stock, the number of shares of the Company’s authorized common stock was decreased to 200,000,000 shares. As of June 30, 2023, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

Reverse Stock Split

In connection with the Originally Intended Reverse Stock Split, as corrected by the Rectified Reverse Stock Split, the Company effectuated as of December 20, 2022 a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-750 (the “Reverse Stock Split”). Following the Reverse Stock Split, each 750 shares of our issued and outstanding shares of common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split and no cash or other consideration was paid. Instead, we issued one whole share of the post-split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As rectified, the Reverse Stock Split did not affect the number of shares of authorized stock. All share, equity award, and per share amounts contained in these Condensed Interim Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

Series D Preferred Stock

On September 16, 2021, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D COD”) provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. Pursuant to the Series D COD one share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Giving effect to the Reverse Stock Split discussed above, each share of Series D Stock is effectively convertible into 13 and 1/3 shares of common stock Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock and are entitled to any dividends or distributions declared by the Company on a pro rata basis.

Six Months Ended June, 2023, Transactions

On January 9, 2023, the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (the “Representative”), pursuant to which the Company agreed to sell an aggregate of 675,000 shares of the Company’s common stock, to the Representative, at a public offering price of $6.00 per share (the “Offering Price”) in a firm commitment public offering (the “Offering”). The Company also granted the Representative a 45-day option to purchase up to 101,250 additional shares of the Company’s common stock upon the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (the “Over-Allotment Option”). On January 11, 2023, the Representative delivered its notice to exercise the Over-Allotment Option in full.

The shares of common stock were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-262399) filed with the Commission and declared effective on January 9, 2023 (the “Registration Statement”). The consummation of the Offering took place on January 12, 2023 (the “Closing”).

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

On January 30, 2023, the company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a Regulation S private placement (the “Private Placement”) an aggregate of 640,000 restricted shares of the Company’s common stock (the “Shares”). The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000. The Private Placement transaction closed on February 1, 2023.

Additionally, during the six months ended June 30, 2023, the Company sold an aggregate of 192,817 shares of our common stock to Triton Funds, LP for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between the Company and Triton Funds, LP, dated February 26, 2021. For a description of the transactions contemplated under the CSPA, please refer to our Form 8-K filed with the Commission on March 2, 2021.

On May 26, 2023, our CEO and Chairman, Mr. Marc Fogassa, elected to convert 214,006 shares of Series D Stock, representing all of his outstanding shares of Series D Stock at that time, into shares of common stock. As a result, of such conversion, the Company issued Mr. Fogassa 2,853,413 new shares of common stock.

Lastly, during the six months ended June 30, 2023, the Company issued 5,206 shares of common stock to officers and consultants in compensation for services rendered.

Six Months Ended June 30, 2022 Transactions

During the six months ended June 30, 2022, the Company issued 317,291 shares of common stock for gross proceeds of $1,385,960 pursuant to subscription agreements with accredited investors.

2023 Stock Incentive Plan

On May 25, 2023, the Board approved the 2023 Stock Incentive Plan (the “Plan”) which enables the grant of stock options, stock appreciation rights, restricted stock, performance shares, stock unit awards, other stock-based awards, and performance-based cash awards, each of which may be granted separately or in tandem with other awards. The number of shares of Company’s common stock issuable pursuant to Plan will be equal to 2,000,000 shares. For a description of the 2023 Stock Incentive Plan, please refer to the Company’s Revised Definitive Information Statement on Schedule 14C filed with the Commission on June 5, 2023.

Common Stock Options

During the six months ended June 30, 2023 and 2022, the Company granted options to purchase common stock to officers and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	June 30 2023	June 30 2022
Expected volatility	200.84% – 280.94%	79.00% – 210.00%
Risk-free interest rate	3.42% – 3.99%	0.9% – 2.85%
Stock price on date of grant	$7.0000 - $38.8900	$7.50 - $37.50
Dividend yield	0.00%	0.00%
Expected term	10 years	10 years

Changes in common stock options for the six months ended June 30, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.012	1.55	$1,228,972
Exercised	(16,000)	0.75
Outstanding and vested, June 30, 2023	162,672	$0.0601	0.82	$3,474,652

During the six months ended June 30, 2023, option holders exercised a total 16,000 options with a $0.75 exercise price. These exercises were paid for with 542 options conceded in cashless exercises. As a result of the options exercised, the Company issued 15,458 common shares.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	6,546	$8.250	2.74	$19,675
Expired	(2,571)	19.754
Outstanding and vested, June 30, 2022	3,975	$0.8092	2.05	$27,428

Changes in Series D preferred stock options for the six months ended June 30, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2023	72,000	$75.00	8.94	$6,712,912
Issued	18,000	75.00
Outstanding and vested, June 30, 2023	90,000	$75.00	8.69	$25,695,428

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2022	36,000	$75.00	9.44	$2,732,400
Issued	18,000	75.00
Outstanding and vested, June 30, 2022	54,000	$75.00	9.23	$5,502,692

(1)	Represents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

All Series D preferred stock options vested immediately upon issuance and are exercisable for a period of ten years from the date of issuance. The Series D preferred stock options issued in the six months ended June 30, 2023 were issued with a total grant date fair value of $1,003,783, compared to total grant date fair value of $322,135 for the Series D preferred stock options issued in the six months ended June 30, 2022.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the six months ended June 30, 2023 and 2022, the Company issued common stock purchase warrants to brokers in connection with the private placement financing. All warrants vest within 180 days from issuance and are exercisable for a period of two to five years from the date of issuance. Changes in stock purchase warrants for the six months ended June 30, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30	$-
Warrants issued(1)	234,735	8.1336
Warrants exercised(2)	(388,676)	7.6496
Outstanding and vested, June 30, 2023	167,807	$9.9929	1.65	$1,917,556

(1)	The warrants issued in the six months ended June 30, 2023 had a total grant date fair value of $2,156,793, valued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of the grant which ranged from $8.10 to $18.00, expected dividend yield of 0.0%, expected volatility of 196.40% estimated based on historical share price volatility, a risk-free interest rate between 3.43% and 3.54%, and an expected term of 5 years.

(2)	During the six months ended June 30, 2023, warrant holders exercised a total 388,676 warrants to purchase 342,114 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $8.3325 per share and were paid for with (i) $844,039 in cash proceeds to the Company and (ii) 46,573 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued 342,114 common shares.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	406,270	$11.4750	1.97	$-
Outstanding and vested, June 30, 2022	406,270	$11.4750	1.48	$-

Common Stock Awards

During the six months ended June 30, 2023, the Company awarded a total of 138,697 restricted and unrestricted shares of common stock to officers for a total purchase price of five ($5) dollars. These common stock awards included (i) 50,933 common shares which vested immediately, (ii) 63,764 restricted shares of common stock which vest in equal annual installments over three years, and (iii) 24,000 restricted shares of common stock which vest in equal annual installments over four years. The restricted shares of common stock will become unrestricted common shares immediately upon vesting. These common stock awards were issued with a total grant date fair value of $1,175,129, as measured using the Company’s 20-day volume weighted average price trailing to the date of issuance. During the six months ended June 30, 2023, the Company recognized $649,062 in stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss ($nil, for the six months ended June 30, 2022). As of June 30, 2023, the Company had 87,764 unvested common stock awards outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental Commitment

The Company rents office space in the U.S. for approximately $5,750 on a month-to-month basis. The Company also rents office space in Brazil. Such costs are immaterial to the consolidated financial statements.

NOTE 7 – RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the six months ended June 30, 2023, Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $71,841 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which ranged from $1.10 to $2.10, expected dividend yield of 0%, historical volatility calculated ranging from 298% to 371%, risk-free interest rate between a range of 3.42% to 3.99%, and an expected term between five and ten years. During the six months ended June 30, 2023, Marc Fogassa exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, the Company issued 728,580 common shares to Marc Fogassa.

On June 13, 2023, the Company purchased 320,700 shares of Jupiter Gold common stock at $1.00 per share.

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

Apollo Resources Corporation

During the six months ended June 30, 2023, Apollo Resources granted options to purchase an aggregate of 90,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $111,874 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which was $5.00, an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated ranging from 53.2% to 58.0%, risk-free interest rate between a range of 3.42% to 3.99%, and an expected term of ten years.

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

NOTE 8 – SUBSEQUENT EVENTS

Private Placement

On July 18, 2023, the Company consummated a transaction with four investors, pursuant to which the Company agreed to issue and sell to the Investors in a Regulation S private placement an aggregate of 526,317 restricted shares of the Company’s common stock, par value $0.001 per share. The purchase price for the Shares was $19.00 per share, for total gross proceeds of $10,000,023. The Company currently intends to use the proceeds from the Private Placement for general working capital purposes. The Investors each made customary representations, warranties and covenants, including, among other things, that each of the Investors is a “non-U.S. Person” as defined in Regulation S, and that they were not solicited by means of generation solicitation. No broker-dealer or private placement agent was involved in the Private Placement. The Company entered into a certain technical services agreement with one of the Investors with experience in the lithium industry.

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

Overview

Atlas Lithium Corporation is a mineral exploration and development company with lithium projects and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, rare earths, graphite, and titanium. Our current focus is the development from exploration to active mining of our hard-rock lithium project located in the state of Minas Gerais State in Brazil at a well-known, premier pegmatitic district in Brazil, which has been recently denominated by the government of Minas Gerais as “Lithium Valley”. We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

We are in the initial planning stages of planning to develop and own 100% of a processing facility capable of producing 300,000 tons of lithium concentrate annually. However, there can be no assurance that we will have the necessary capital resources to develop such facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

All of our mineral projects and properties are located in Brazil and our mineral rights portfolio for battery minerals includes approximately 71.057 acres (288 km2) for lithium in 58 mineral rights, 52,229 acres for nickel (211 km2) in 14 mineral rights, 30,009 acres (121 km2) for rare earths in seven mineral rights, 17,117 acres (69 km2) for titanium in seven mineral rights, and 9,663 acres (39 km2) for graphite in two mineral rights. We believe that we hold the largest portfolio of exploration properties for battery minerals in Brazil, a premier and well-established mining jurisdiction.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil, where some of our high-potential mineral rights are adjacent to or near large lithium deposits that belong to Sigma Lithium Corporation (Nasdaq: SGML). Our Minas Gerais Lithium Project (“MGLP”) is our largest project and consists of 51 mineral rights spread over 54,791 acres (222 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite.

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

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds, two of which also include industrial sand. As our lithium properties became our corporate focus, we stopped alluvial gold and diamond exploration efforts in 2018 and the sale of our industrial sand in 2022.

In addition to these projects, we own 45.11% of the shares of common stock of Apollo Resources, a private company primarily focused on the development of its initial iron mine.

We also own approximately 28.00% of the shares of common stock of Jupiter Gold, a company focused on the exploration of two gold projects and a quartzite mine, and whose common stock are quoted on the OTCQB marketplace under the symbol “JUPGF.” The quartzite mine started operations in June 2023.

Apollo Resources and Jupiter Gold have not generated any revenues to date. The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.”

Operational Update

Exploration Campaign

Our ongoing drilling campaign is delineating the lithium resources of our 100%-owned Neves Project, a cluster of four lithium mineral rights within MGLP. Our current geological team is comprised of 12 geologists, nine of which are employed full-time. To support the work of our geologists we have 18 full-time field and support technicians and machinery operators. Our geological team and our exploration campaign is supervised by Volodymyr Myadzel, Ph.D., a Qualified Person for lithium as such term is defined in Subpart 1300 of Regulation S-K promulgated by the Commission (“Regulation S-K 1300”).

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

The Maiden Resource Report will update and replace our previously filed SLR International Corporation’s technical report summary entitled “S-K 1300 Technical Report Summary on the Das Neves Lithium Project” (the “Initial Exploration Report”), with an effective date of August 10, 2022, and a signature date of August 31, 2022. The Initial Exploration Report presented recommendations to us on further steps necessary for the delineation of the lithium resources at our Neves Project. At the time of the Initial Exploration Report, we had one drill on site and 1,213 meters drilled in total. Currently, we have 10 active drills operating and have drilled, as of June 30, 2023, an aggregate of 33,664 meters. The current drilling campaign pace is approximately 7,400 meters drilled per month.

At our Neves Project, our current focus is drilling within and around our flagship pegmatite, “Anitta,” a 2.3-kilometer formation which remains open along strike and at depth, and has been proven to contain spodumene, a key lithium-bearing mineral.

Drilling Campaign Highlights (drill holes in numerical sequence)

DHAB-11B:	1.57% Li2O over 13.1m from 74.0m to 87.1m, which includes:
2.25% Li2O over 4.0m from 76.7m to 80.8m, and
2.00% Li2O over 3.1m from 84.0m to 87.1m

DHAB-12:	1.35% Li2O over 5.02m from 83.41m to 88.43m

DHAB-15:	1.40% Li2O over 15.0m from 60.5m to 75.5m, which includes:
1.83% Li2O over 5.0m from 66.5m to 71.5m

DHAB-18:	1.01% Li2O over 9.95m from 82.66m to 92.61m, which includes:
2.17% Li2O over 3.0m from 86.55m to 89.55m

DHAB-21:	1.33% Li2O over 8.8m from 50.0m to 58.8m

DHAB-39B:	1.00% Li2O over 9.1m from 107.4m to 116.6m
1.48% Li2O over 9.0m from 119.2m to 128.2m

DHAB-41:	1.09% Li2O over 22.2m from 83.0m to 105.2m, which includes:
1.72% Li2O over 4.0m from 94.0m to 98.0m

DHAB-44:	1.30% Li2O over 17.9m from 141.81m to 159.71m, which includes:
1.88% Li2O over 9.0m from 150.0m to 159.0m

DHAB-47:	2.80% Li2O over 9.87m from 54.18m to 64.05m

DHAB-57:	1.46% Li2O over 13.0m from 92.2m to 105.2m

DHAB-64:	1.08% Li2O over 10.6m from 119.5m to 130.1m
1.26% Li2O over 11.0m from 132.1m to 143.1m, which includes:
2.09% Li2O over 5.0m from 135.1m to 140.1m

DHAB-68:	1.36% Li2O over 25.43m from 54.15m to 79.58m, which includes:
2.02% Li2O over 6.5m from 54.15m to 60.15m,
4.40% Li2O over 0.55m from 60.15m to 60.70m, and
1.89% Li2O over 5.0m from 71.5m to 76.5m

DHAB-70:	1.16% Li2O over 14.85m from 43.75m to 58.60m
1.20% Li2O over 2.4m from 78.31m to 80.72m

DHAB-74:	1.01% Li2O over 8.74m from 137.26m to 146.00m

DHAB-77:	1.08% Li2O over 3.2m from 65.8m to 69.0m
1.46% Li2O over 14.0m from 70.0m to 84.0m, which includes:
2.04% Li2O over 5.0m from 70.01m to 75.0m

DHAB-85:	1.18% Li2O over 47.0m from 7.0m to 54.0m, which includes:
2.12% Li2O over 7.0m from 13.0m to 20.0m, and
1.88% Li2O over 9.0m from 150.0m to 159.0m

DHAB-104:	1.47% Li2O over 95.20 meters, which includes:

2.26% Li2O over 2.7m from 97.9m to 100.6m,

1.71% Li2O over 3.2m from 103.4m to 106.6m,

2.19% Li2O over 5.1m from 127.0m to 132.1m,

1.95% Li2O over 13.7m from 137.3m to 151.0m,

2.10% Li2O over 14.6m from 155.0m to 169.6m, and

2.31% Li2O over 9.1m from 176.2m to 185.3m

DHAB-144:	1.73% Li2O over 8.0 meters, from 153.0m to 161.0m, which includes:
2.18% Li2O over 3.0m from 154.0m to 157.0m

DHAB-145EX:	2.53% Li2O over 11.50 meters from 242.55m to 254.00m, which includes:
3.34% Li2O over 7.0m from 244.0m to 251.0m

DHAB-160:	1.82% Li2O over 25.0 meters, which includes:
2.17% Li2O over 8.0m from 217.0m to 225.0m, and 2.86% Li2O over 8.0m from 225.0m to 233.0m

DHAB-162:	1.48% Li2O over 30.0 meters from 186.0m to 217.0m, which includes:
2.03% Li2O over 5.0m from 207.0m to 212.0m, and 3.73% Li2O over 5.0m from 212.0m to 217.0m 1.58% Li2O over 9.0 meters, from 240.0m to 249.0m which includes: 1.86% Li2O over 4.0m from 240.0m to 244.0m

DHAB-178EX:	1.17% Li2O over 35.2 meters from 235.0 to 278.2m, which includes: 1.50% Li2O over 7.0m from 250.0m to 257.0m,
2.05% Li2O over 9.0m from 260.0m to 269.0m, and 1.92% Li2O over 3.0m from 269.0m to 272.0m

DHAB-181:	1.35% Li2O over 8.0 meters from 263.0m to 272.2m, which includes: 2.11% Li2O over 3.5m from 263.0m to 266.5m

DHAB-185:

2.06% Li2O over 6.3 meters from 8.0m to 14.3m, which includes:

5.23% Li2O over 1.1m from 9.2m to 10.3m,

3.19% Li2O over 4.3 meters from 16.7m to 21.0m,

1.75% Li2O over 5.8 meters from 38.0m to 43.8m, and

1.75% Li2O over 5.4 meters from 54.8m to 60.2m

DHAB-187:	1.58% Li2O over 6.0 meters from 172.0m to 178.0m

Our drilling and sampling follow strict best practices established under QA/QC protocols. All lithium samples are analyzed at SGS-Geosol, the premier analytical laboratory used by reputable mining companies in Brazil. Normally geochemical results are obtained from SGS-Geosol three weeks after submission of the samples for analysis.

Metallurgical Report

On April 24, 2023, we announced the receipt of the metallurgical report (the “Metallurgical Report”) from SGS for studies performed over several months on a representative ore sample from our Neves Project. The Metallurgical Report showed that a very high grade of 7.22% was achieved for heavy liquid separation. Commercial-grade lithium concentrate was obtained from our representative sample using standard dense media separation, a gravity-based approach which does not use any harmful chemicals or flotation. The Metallurgical Report also showed final lithium concentrate grading of 6.04% Li2O with only 0.53% Fe2O3, and a lithium recovery of 70%. Our desired target was the production of concentrate grading 6.0% Li2O with less than 1.0% Fe2O3, and these targets were exceeded. SGS has been providing testing and analytical services to the mining industry since 1941 and has earned the reputation as a leading provider of metallurgical services.

The Metallurgical Report will become a chapter in the Maiden Resource Report described above. The Metallurgical Report also allows SGS to begin work towards a Preliminary Economic Assessment of the Neves Project which is a technical study expected to be issued after the Maiden Resource Report.

Business Development

Mitsui & Co., Ltd.

On January 18, 2023, we announced that we had signed a Memorandum of Understanding (“MOU”) with Mitsui & Co., Ltd. (“Mitsui”) with respect to Mitsui’s potential interest in acquiring the right to purchase our future lithium concentrate production. Mitsui is one of the world’s most diversified comprehensive trading, investment, and service enterprises. Headquartered in Tokyo, Japan, Mitsui maintains a global network of 128 offices in 63 countries and regions.

In general terms, the MOU contemplates potential funding from Mitsui to us of up to $65 million (the “Offtake Funding”), in tranches and subject to the achievement of specific milestones acceptable to Mitsui, that would give Mitsui the right to buy up to 100% of our future production from our planned plant with output capacity of 150,000 tons of lithium concentrate per year (the “Plant”). The Offtake Funding would be primarily used by us for the construction of the Plant. Lithium concentrate produced by the Plant would then be available for purchase by Mitsui at a price generally based on the then-prevailing market price. The MOU is non-binding and non-exclusive for both companies. During the three months ending June 30, 2023, we continued to engage in discussions with Mitsui regarding progress toward achieving the milestones set forth in the MOU.

Lithium Royalty Corp.

On May 2, 2023, we and Atlas Litio Brasil Ltda. (the “Company Subsidiary”), entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”), whereby the Company Subsidiary sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the future gross revenue (the “Royalty”) to be received by the Company Subsidiary from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by the Company Subsidiary.

On the same day, the Company Subsidiary and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company Subsidiary granted LRC the Royalty and undertook to calculate and make royalty payment on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, the Company Subsidiary’s right to determine operations, and LRC’s information and audit rights. Under the Royalty Agreement, the Company Subsidiary also granted LRC an option to purchase additional royalty interest with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty, at a total purchase price of $5,000,000

The principals at LRC are known for their experience in the lithium industry. As part of LRC’s due diligence, Mr. Ernie Ortiz, LRC’s President and CEO, visited our Neves Project between April 5, 2023, and April 7, 2023.

Results of Operations

The Three Months Ended June 30, 2023, Compared to the Three Months ended June, 2022

Net loss for the three months ended June 30, 2023, totaled $9,126,649, compared to net of $871,016 during the three months ended June 30, 2022. The increase in loss is mainly due to:

●	Higher general and administrative expenses in the period due to legal fees, traveling expenses and the cost of D&O insurance for the quarter;
●	Increased compensation costs relate to the increase in employee headcount and bonus paid to management;
●	Stock-based compensation increase is due to the increase in our common stock share price and new members of the management team; and
Higher exploration expenses for the period due the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Six Months Ended June 30, 2023 Compared to the Six Months ended June 30, 2022

Net loss for the six months ended June 30, 2023, totaled $13,092,587, compared to net of $1,402,506 during the six months ended June 30, 2022. The increase in loss is mainly due to

●	Higher general and administrative expenses in the period due to approximately $1,030,000 in non-recurring transaction costs associated with our Offering in January 2023 in connection with the listing of our common stock on the Nasdaq Capital Market., including increased legal fees, travelling and D&O insurance expenses.
●	Higher compensation costs due to the increase in employee headcount and bonus paid to management
●	Stock-based compensation increase is due to the increase in our common stock share price and new members of the management team; and
●	Higher exploration expenses for the period due the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $20,165,214 and net working capital, including cash, of $16,640,187.

Net cash provided by operating activities totaled $11,783,491 for the six months ended June 30, 2023, compared to net cash used of $1,327,301 during the six months ended June 30, 2022, representing an increase of $13,110,792 or 987%. The said increase in net cash generated by operating activities was mainly due to:

●	Royalty sale of 3% of the gross revenue for $20,000,000. (refer to discussion in Note 3);
●	Increase of our lithium exploration program costs of $5,671,904
●	Nasdaq listing, non-recurrent expenses of approximately $1,030,000;
●	Increase in compensation expenses due to the increase of management and exploration teams.

Net cash used in investing activities totaled $2,679,812 for the six months ended June 30, 2023, compared to net cash used of $247,163 during the six months ended June 30, 2022, representing an increase in cash used of $2,432,649 or 984%. The increase refers to the purchase of lithium mining rights.

Net cash provided by financing activities totaled $10,675,118 for the six months ended June 30, 2023, compared to $1,910,960 during the six months ended June 30, 2022, representing an increase in cash provided of $8,764,158 or 458%. The increase is mainly due to:

●	Our Offering which closed on January 12, 2023, with aggregate gross proceeds of $4,657,500.
●	Securities Purchase Agreement with two investors, pursuant to which we agreed to issue and sell to the Investors in a Regulation S private placement an aggregate of 640,000 restricted shares of our common stock, par value $0.001 per share. The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000.
●	During the three months ended June, 2023, we also sold an aggregate of 192,817 shares of our common stock to Triton Funds, L.P for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement entered between us and Triton Funds, LP.

For further information on three transactions mentioned above, please refer to Note 5 – stockholders´ equity.

We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services.

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity and the equity of one of our subsidiaries. For example, on January 12, 2023, we completed a firm underwritten public offering of 776,250 shares of our common stock (which includes the shares subject to the over-allotment option, exercised by the underwriter in full), for aggregate gross proceeds of $4,657,500 (prior to deducting any underwriting discounts, commissions, and other offering expenses). On January 30, 2023, and on July 18, 2023, we raised an aggregate of $4 million and $10 million, respectively, in gross proceeds from the sale of our common stock in transaction exempt under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), and (iii) sale of royalty interest. Lastly, on May 2, 2023, in connection with entering into the Royalty Purchase Agreement, the Company received a cash payment of $20,000,000 (see discussion in Note 3 related to the Royalty Purchase Agreement). We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through March 2024.

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

Currency Risk

Information pertaining to currency risk can be found in “Item 1. Financial Statements, Note 7. Risks and Uncertainties,” to the interim consolidated financial statements, and is incorporated by reference herein

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments is approximate of fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect on June 30, 2023, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2023, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding current expectations, as of the date of this Quarterly Report, our future results of operations and financial position, our ability to effectively process our minerals and achieve commercial grade at scale; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to derive any financial success from the Memorandum of Understanding entered into with Mitsui & Co., Ltd. in December 2022; uncertainty about our ability to obtain required capital to execute our business plan; our ability to hire and retain required personnel; changes in the market prices of lithium and lithium products and demand for such products; the uncertainties inherent in exploratory, developmental and production activities, including risks relating to permitting, zoning and regulatory delays related to our projects; and uncertainties inherent in the estimation of lithium resources. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance, or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions, geopolitical events; availability of capital; Atlas Lithium’s ability to maintain its competitive position; manipulative attempts by short sellers to drive down our stock price; and dependence on key management.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as factors described under the section titled “Risk Factors” in each of our Quarterly Reports on Form 10-Q for the quarter ended March 31,2023 and our Form 10-K for the fiscal year ended December 31, 2022 and other filings we make with the Commission. Therefore, you should not place undue reliance on these forward-looking statements.

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

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Item 1A. “Risk Factors” in our Quarterly Report in Form 10-Q for the quarter ending March 31, 2023

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Royalty Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2023.

10.2	Gross Revenue Royalty Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	August 14, 2023
Marc Fogassa	Chairman of the Board

/s/ Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and	August 14, 2023
Gustavo Pereira de Aguiar	Accounting Officer)

