Form 10-Q
period 2023-09-30
Atlas Lithium Corp
filed 2023-10-20
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-41552

ATLAS LITHIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Buenos Aires, 10 – 14th floor Belo Horizonte, Minas Gerais, Brazil	30.315-570
(Address of principal executive offices)	(Zip Code)

+55-31-3956-1109

(telephone number, including area code)

Rua Bahia, 2463 – Suite 205

Belo Horizonte, Minas Gerais, Brazil - 30.160-012

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

As of October 20, 2023, there were outstanding 10,729,260 shares of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$22,857,357	$280,525
Accounts receivable	-	91
Taxes recoverable	2,355	17,705
Deposits and advances	68,746	47,093
Total current assets	22,928,458	345,414
Property and equipment, net	285,475	217,550
Intangible assets, net	5,911,516	4,971,267
Equity investments	-	150,000
Total assets	$29,125,449	$5,684,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,647,549	$2,776,474
Related party notes and other payables	-	21,493
Total current liabilities	2,647,549	2,797,967
Deferred consideration from royalties sold	20,000,000	-
Other noncurrent liabilities	56,630	78,964
Total liabilities	22,704,179	2,876,931

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 shares authorized; 1 share issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 0 and 214,006 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	214
Common stock, $0.001 par value. 200,000,000 and 4,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively and 10,688,727 and 5,110,014 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10,689	5,111
Additional paid-in capital	91,608,657	62,258,116
Accumulated other comprehensive loss	(1,115,798)	(981,040)
Accumulated deficit	(83,958,011)	(59,585,949)
Total Atlas Lithium Co. stockholders’ equity	6,545,538	1,696,453
Non-controlling interest	(124,268)	1,110,847
Total stockholders’ equity	6,421,270	2,807,300
Total liabilities and stockholders’ equity	$29,125,449	$5,684,231

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022

Revenue	-	3,301	-	6,145
Cost of revenue	-	27,534	-	63,732
Gross loss	-	(24,233)	-	(57,587)
Operating expenses
Professional fees	212,579	45,978	403,179	189,999
General and administrative	1,058,808	478,899	3,672,552	1,101,290
Compensation and related costs	530,538	172,730	2,055,875	559,319
Stock based compensation	3,699,588	386,287	7,680,742	1,029,476
Exploration	5,941,109	163,800	11,633,434	184,221
Total operating expenses	11,442,622	1,247,694	25,445,782	3,064,305
Loss from operations	(11,442,622)	(1,271,927)	(25,445,782)	(3,121,892)
Other expense (income)
Other expense (income)	295,731	(1,917)	154,820	(3,883)
Total other expense	295,731	(1,917)	154,820	(3,883)
Loss before provision for income taxes	(11,738,353)	(1,270,010)	(25,600,602)	(3,118,009)
Provision for income taxes				-
Net loss	(11,738,353)	(1,270,010)	(25,600,602)	(3,118,009)
Loss attributable to non-controlling interest	(458,878)	(241,818)	(1,228,540)	(687,311)
Net loss attributable to Atlas Lithium Corporation stockholders	$(11,279,475)	$(1,028,192)	(24,372,062)	$(2,430,698)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(1.09)	$(0.22)	(2.76)	$(0.53)

Weighted-average number of common shares outstanding:
Basic and diluted	10,363,991	4,579,688	8,818,972	4,579,688

Comprehensive loss:
Net loss	$(11,738,353)	$(1,270,010)	(25,600,602)	$(3,118,009)
Foreign currency translation adjustment	(247,224)	(267,594)	(141,333)	38,870
Comprehensive loss	(11,985,577)	(1,537,604)	(25,741,935)	(3,079,139)
Comprehensive loss attributable to noncontrolling interests	(466,622)	(472,483)	(1,235,115)	(673,300)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(11,518,955)	$(1,065,121)	(24,506,820)	$(2,405,839)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2023 and 2022

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2021	1	$1	214,006	$214	3,109,178,852	$3,109,179	$51,466,376	$(712,810)	$(54,957,429)	$1,551,335	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	457,625,961	457,626	2,156,110	-	-	-	2,613,736
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	87,719,300	87,719	912,281	-	-	-	1,000,000
Stock based compensation	-	-	-	-	-	-	1,029,476	-	-	-	1,029,476
Change in foreign currency translation	-	-	-	-	-	-	-	24,859	-	14,011	38,870
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	50,000	-	-	-	50,000
Sale of Apollo Resources common stock in connection with equity offerings	-	-	-	-	-	-	-	-	-	525,000	525,000
Net loss	-	-	-	-	-	-	-	-	(2,430,698)	(687,311)	(3,118,009)
Balance, September 30, 2022	1	$1	214,006	$214	3,654,524,113	$3,654,524	$55,614,243	$(687,951)	$(57,388,127)	$1,403,035	$2,595,939

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(59,585,949)	$1,110,847	$2,807,300

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	2,371,509	2,372	20,522,744	-	-	-	20,525,116
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	96,327	96	2,017,827	-	-	-	2,017,923
Conversion of convertible preferred D stock into common stock	-	-	(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Exercise of warrants	-	-	-	-	121,014	121	360,361	-	-	-	360,482
Stock based compensation	-	-	-	-	59,210	59	5,399,686	-	-	-	5,399,745
Change in foreign currency translation	-	-	-	-	-	-	-	(134,758)	-	(6,575)	(141,333)
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	300,000	-	-	-	300,000
Net loss	-	-	-	-	-	-	-	-	(24,372,062)	(1,228,540)	(25,600,602)
Balance, September 30, 2023	1	$1	-	$-	10,688,727	$10,689	$91,608,657	$(1,115,798)	$(83,958,011)	$(124,268)	$6,421,270

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2023 and 2022

	Nine months ended September 30
	2023	2022

Cash flows from operating activities of continuing operations:
Net loss	$(25,600,602)	(3,118,009)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	7,680,742	1,029,476
Issuance of common stock in connection with purchase of mining rights	750,000	-
Depreciation and amortization	30,116	(16,717)
Other non cash expenses	159,991	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,154
Taxes recoverable	5,450	(579)
Deposits and advances	(21,653)	(8,722)
Accounts payable and accrued expenses	333,269	1,938,819
Deferred consideration from royalties sold	20,000,000	-
Other noncurrent liabilities	(22,334)	(83,715)
Net cash used in operating activities	3,314,979	(258,293)

Cash flows from investing activities:
Acquisition of capital assets	(98,041)	(46,990)
Increase in intangible assets	(1,423,936)	(2,526,836)
Net cash used in investing activities	(1,521,977)	(2,573,826)

Cash flows from financing activities:
Net proceeds from sale of common stock	20,522,531	2,613,736
Proceeds from sale of subsidiary common stock to noncontrolling interests	300,000	575,000
Net cash provided by financing activities	20,822,531	3,188,736

Effect of exchange rates on cash and cash equivalents	(38,701)	38,870
Net increase (decrease) in cash and cash equivalents	22,576,832	395,487
Cash and cash equivalents at beginning of period	280,525	22,776
Cash and cash equivalents at end of period	$22,857,357	$418,263

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of the Company; its 99.99% owned subsidiary, Atlas Litio Brasil Ltda. (“Atlas Brasil”), which includes the accounts of Atlas Brasil’s 99.99% owned subsidiary, Hercules Resources Corporation (“HRC”), which includes the accounts of HRC’s wholly-owned subsidiary, Hercules Brasil Comercio e Transportes Ltda. (“Hercules Brasil”); its 45.11% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiaries Mineração Apollo, Ltda., Mineração Duas Barras Ltda. (“MDB”) and RST Recursos Minerais Ltda. (“RST”); and its 27.42% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers and office equipment	$595	$(595)	$-	$571	$(571)	$-
Machinery and equipment	435,141	(387,691)	47,450	419,498	(362,140)	57,358
Vehicles	84,439	(83,562)	877	80,139	(79,021)	1,118
Land	237,149	-	237,149	159,074	-	159,074
Total fixed assets	$757,323	$(471,848)	$285,475	$659,282	$(441,732)	$217,550

For the three and nine months ended September 30, 2023, the Company recorded depreciation expense of $22,008 and $30,116, respectively, and for the three and nine months ended September 30, 2022, the Company recorded depreciation expense of $1,086 and $16,717, respectively.

Intangible Assets

Intangible assets consist of mining rights which are not amortized as the mining rights are perpetual. The carrying value of these mineral rights as of September 30, 2023 and at December 31, 2022 was $5,911,516 and $4,971,267, respectively.

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”).  After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised are:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	Issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

As of September 30th, 2023, there are no outstanding commitments related to this transaction.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Accounts Payable and Accrued Liabilities

	September 30, 2023	December 31, 2022
Accounts payable and other accruals	$2,163,863	$408,874
Mineral rights payable	483,687	2,367,600
Total	$2,647,549	$2,776,474

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of September 30, 2023, and December 31, 2022, amounted to $56,630 and $78,964, respectively.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

As of December 31, 2022, the Company had 4,000,000,000 common shares authorized with a par value of $0.001 per share. Pursuant to the vote by a written consent dated April 21, 2023, of the Company’s Majority Stockholder, entitled to 51% of the voting power of the Company’s issued and outstanding voting stock, the number of shares of the Company’s authorized common stock was decreased to 200,000,000 shares. As of September 30, 2023, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

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

Series D Preferred Stock

On September 16, 2021, the Company filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D COD”) provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. Pursuant to the Series D COD one share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Giving effect to the Reverse Stock Split discussed above, each share of Series D Stock is effectively convertible into 13 and 1/3 shares of common stock. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock and are entitled to any dividends or distributions declared by the Company on a pro rata basis.

Nine Months Ended September 30, 2022, Transactions

During the nine months ended September 30, 2022, the Company issued 610,168 shares of common stock for gross proceeds of $2,613,736 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 116,959 shares of common stock valued at $1,000,000 as part of a payment for a lithium mining rights purchase.

Nine Months Ended September 30, 2023, Transactions

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

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”).  After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised are:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

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

Additionally, during the nine months ended September 30, 2023, the Company sold an aggregate of 192,817 shares of our common stock to Triton Funds, LP for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between the Company and Triton Funds, LP, dated February 26, 2021. For a description of the transactions contemplated under the CSPA, please refer to our Form 8-K filed with the Commission on March 2, 2021.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options

Changes in common stock options for the nine months ended September 30, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.012	1.55	$1,228,972
Exercised	(16,000)	0.75
Outstanding and vested, September 30, 2023	162,672	$0.0601	0.57	$4,969,608

During the nine months ended September 30, 2023, option holders exercised a total 16,000 options with a $0.75 exercise price. These exercises were paid for with 542 options conceded in cashless exercises. As a result of the options exercised, the Company issued 15,458 shares of the Company’s common stock.

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	6,546	$8.250	2.74	$19,675
Issued	174,697	0.1063
Expired	(2,571)	19.75
Outstanding and vested, September 30, 2022	178,672	$0.1219	1.80	$1,559,465

The common stock options issued in the nine months ended September 30, 2022 were issued with a grant date fair value of $58,685.

Series D preferred stock options Options

During the nine months ended September 30, 2023 and 2022, the Company granted options to purchase series D stock to directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	September 30 2023	September 30 2022
Expected volatility	200.03% – 280.94%	79.00% – 206.00%
Risk-free interest rate	3.42% – 4.19%	1.51% – 3.19%
Stock price on date of grant	$7.0000 - $38.8900	$1.20 - $7.50
Dividend yield	0.00%	0.00%
Expected term	5 years	5 years

Changes in Series D preferred stock options for the nine months ended September 30, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2023	72,000	$0.10	8.94	$6,712,912
Issued	27,000	0.10
Outstanding and vested, September 30, 2023	99,000	$0.10	8.57	$40,395,300

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding, January 1, 2022	36,000	$0.10	9.44	$2,732,400
Issued	27,000	0.10
Outstanding and vested, September 30, 2022	63,000	$0.10	9.07	$7,427,700

(1)	Represents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

All Series D preferred stock options vested immediately upon issuance and are exercisable for a period of ten years from the date of issuance. The Series D preferred stock options issued in the nine months ended September 30, 2023 were issued with a total grant date fair value of $1,736,227, compared to total grant date fair value of $570,670 for the Series D preferred stock options issued in the nine months ended September 30, 2022.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the nine months ended September 30, 2023 and 2022, the Company issued common stock purchase warrants to brokers in connection with the private placement financing. All warrants vest within 180 days from issuance and are exercisable for a period of two to five years from the date of issuance. Changes in stock purchase warrants for the nine months ended September 30, 2023 and 2022 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30	$-
Warrants issued(1)	234,735	8.1336
Warrants exercised(2)	(439,104)	7.6609
Outstanding and vested, September 30, 2023	117,390	$10.9570	0.73	$2,307,065

(1)	The warrants issued in the nine months ended September 30, 2023 had a total grant date fair value of $2,156,793, valued using the Black-Scholes option pricing model with the following assumptions: our stock price on the date of the grant which ranged from $8.10 to $18.00, expected dividend yield of 0.0%, expected volatility of 196.40% estimated based on historical share price volatility, a risk-free interest rate between 3.43% and 3.54%, and an expected term of 5 years.

(2)	During the nine months ended September 30, 2023, warrant holders exercised a total 439,104 warrants to purchase 380,314 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $8.3325 per share and were paid for with (i) $981,541 in cash proceeds to the Company and (ii) 58,790 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued 380,314 shares of the Company’s common stock.

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	406,270	$11.4750	1.97	$-
Warrants issued(1)	96,397	6.7639
Warrants exercised(2)	(146,113)	8.0767
Outstanding and vested, September 30, 2022	321,770	$11.5939	1.79	$372,990

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Awards

During the nine months ended September 30, 2023, the Company granted 385,626 common stock awards to officers and consultants of the Company, as follows:

i.	204,262 restricted shares of common stock issued in compensation for services rendered, signing bonuses and retention incentives, which vested immediately
ii.	63,764 restricted shares of common stock which vest in equal annual installments over three years
iii.	97,600 restricted shares of common stock which vest in equal annual installments over four years
iv.	20,000 restricted shares of common stock which vest two years after the award date.

These restricted shares become unrestricted immediately upon vesting and were issued with a total grant date fair value of $6,922,121, as measured using the Company’s 20-day volume weighted average price trailing to the date of issuance. During the nine months ended September 30, 2023, the Company recognized $1,338,015 in stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss ($nil, for the nine months ended September 30, 2022).

As of September 30, 2023, the Company had 181,364 unvested common stock awards outstanding with vesting dates ranging from November 2023 to September 2027.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental Commitment

The Company rents office space in the U.S. for approximately $4,598 on a month-to-month basis. The Company also rents office space in Brazil. Such costs are immaterial to the consolidated financial statements.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Jupiter Gold Corporation

During the nine months ended September 30, 2023, Jupiter Gold granted options to purchase an aggregate of 315,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $96,097 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which ranged from $0.85 to $2.10, an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated ranging from 298% to 371%, risk-free interest rate between a range of 3.42% to 4.19%, and an expected term between five and ten years. During the nine months ended September 30, 2023, Marc Fogassa exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, the Company issued 728,580 shares of the Jupiter Gold’s common stock to Marc Fogassa.

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

Apollo Resources Corporation

During the nine months ended September 30, 2023, Apollo Resources granted options to purchase an aggregate of 135,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $167,822 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant which was $5.00, an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated ranging from 44.0% to 58.0%, risk-free interest rate between a range of 3.42% to 4.19%, and an expected term of ten years.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RISKS AND UNCERTAINTIES

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

NOTE 9 – SUBSEQUENT EVENTS

None.

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

Overview

Atlas Lithium Corporation is a mineral exploration and development company with lithium projects and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, rare earths, graphite, and titanium. Our current focus is the development from exploration to active mining of our hard-rock lithium project located in the state of Minas Gerais in Brazil at a well-known, premier pegmatitic district in Brazil, which has been recently denominated by the government of Minas Gerais as “Lithium Valley”. We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

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

All of our mineral projects and properties are located in Brazil and our mineral rights portfolio for battery minerals includes approximately 75,542 acres (306 km2) for lithium in 61 mineral rights, 137,883 acres for nickel (558 km2) in 37 mineral rights, 30,009 acres (121 km2) for rare earths in seven mineral rights, 22,050 acres (89 km2) for titanium in seven mineral rights, and 13,766 acres (56 km2) for graphite in three mineral rights. We believe that we hold the largest portfolio of exploration properties for battery minerals in Brazil, a premier and well-established mining jurisdiction.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil. Our Minas Gerais Lithium Project (“MGLP”) is our largest project and consists of 54 mineral rights spread over 59,275 acres (240 km2) and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite.

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

We also own approximately 27.42% of the shares of common stock of Jupiter Gold, a company focused on the exploration of two gold projects and a quartzite mine, and whose common stock are quoted on the OTCQB marketplace under the symbol “JUPGF.” The quartzite mine started operations in June 2023.

Apollo Resources and Jupiter Gold have not generated any revenues to date. The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.”

Operational Update

Exploration Campaign

Our ongoing drilling campaign is delineating the lithium resources of our 100%-owned Neves Project, a cluster of four lithium mineral rights within MGLP. Our current geological team is comprised of 13 geologists, eleven of which are employed full-time. To support the work of our geologists we have 25 full-time field and support technicians and machinery operators. Our geological team and our exploration campaign is supervised by Volodymyr Myadzel, Ph.D., a Qualified Person for lithium as such term is defined in Subpart 1300 of Regulation S-K promulgated by the Commission (“Regulation S-K 1300”).

We have engaged SGS Canada Inc. (“SGS”), and, in particular, their geologist Marc-Antoine Laporte, a Qualified Person for lithium under Regulation S-K 1300, to produce a mineral resource estimate report (the “Maiden Resource Report”) for our Neves Project in accordance with Regulation S-K 1300. Mr. Laporte is the author of mineral resource reports for two other companies which have hard-rock lithium projects in Lithium Valley, the general area where our Neves Project is located, and has worked on lithium properties in Lithium Valley since 2017. Mr. Laporte visited our Neves Project between May 4 and May 6, 2023. The Maiden Resource Report is expected to be completed during the first quarter of 2024.

The Maiden Resource Report will update and replace our previously filed SLR International Corporation’s technical report summary entitled “S-K 1300 Technical Report Summary on the Das Neves Lithium Project” (the “Initial Exploration Report”), with an effective date of August 10, 2022, and a signature date of August 31, 2022. The Initial Exploration Report presented recommendations to us on further steps necessary for the delineation of the lithium resources at our Neves Project. At the time of the Initial Exploration Report, we had one drill on site and 1,213 meters drilled in total. Currently, we have 10 active drills operating and have drilled, as of September 30, 2023, an aggregate of 58,497 meters. The current drilling campaign pace is approximately 7,500 meters drilled per month.

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

DHAB-185:

2.06% Li2O over 6.3 meters from 8.0m to 14.3m, which includes:

5.23% Li2O over 1.1m from 9.2m to 10.3m,

3.19% Li2O over 4.3 meters from 16.7m to 21.0m,

1.75% Li2O over 5.8 meters from 38.0m to 43.8m, and

1.75% Li2O over 5.4 meters from 54.8m to 60.2m

DHAB-187:	1.58% Li2O over 6.0 meters from 172.0m to 178.0m

DHAB-190:	1.43% Li2O over 12.15 meters from 139.20m to 151.35m, which includes: 1.80% Li2O over 2.9 meters from 139.20m to 142.10m, and 2.37 Li2O over 1.41% meters from 148m to 149.41m

DHAB-200:	1.46%Li2O over 27.83 meters from 64.52 m to 92.35m, which includes: 2.18%Li2O over 5 meters from 67m to 72m, and 2.05%Li2O over 4 meters from 86.40m to 90.40m

1.87%Li2O over 11 meters from 196.5m to 207.50m, which includes: 2.68%Li2O over 4 meters from 196.50m to 200.5m, and 2.23%Li2O over 2 meters from 202.50m to 204.50m

DHAB-206:	1.84%Li2O over 4.42 meters from 181m to 185.42m

DHAB-208:	1.61%Li2O over 18 meters from 67.56m to 85.56m, which includes: 2.20%Li2O over 3.99 meters from 67.56m to 71.55m, and 1.66%Li2O over 5.71 meters from 190.39m to 196.10m

DHAB-211:	1.80%Li2O over 6.73 meters from 158.92m to 165,65m, 1.36%Li2O over 3.78 meters from 170.03m to 173,81m 1.66%Li2O over 3.77 meters from 229.53 to 233,30m.
DHAB-214:	1.97%Li2O over 5 meters from 145.25m to 150,25m, 2.12%Li2O over 21 meters from 159.25m to 179,25m, which includes: 3.07%Li2O over 3 meters from 176.25m to 179,25m.

DHAB-220:	1.58%Li2O over 7 meters from 203.88m to 210.88m

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

In general terms, the MOU contemplates potential funding from Mitsui to us of up to $65 million (the “Offtake Funding”), in tranches and subject to the achievement of specific milestones acceptable to Mitsui, that would give Mitsui the right to buy up to 100% of our future production from our planned plant with output capacity of 150,000 tons of lithium concentrate per year (the “Plant”). The Offtake Funding would be primarily used by us for the construction of the Plant. Lithium concentrate produced by the Plant would then be available for purchase by Mitsui at a price generally based on the then-prevailing market price. The MOU is non-binding and non-exclusive for both companies. During the three months ending September 30, 2023, we continued to engage in discussions with Mitsui regarding progress toward achieving the milestones set forth in the MOU.

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

Results of Operations

The Three Months Ended September 30, 2023, Compared to the Three Months ended September 30, 2022

Net loss attributable to Atlas Lithium Corporation stockholders for the three months ended September 30, 2023, totaled $11,279,475 compared to a net loss of $1,028,192 during the three months ended September 30, 2022. The increase in loss is mainly due to:

●	Higher general and administrative expenses in the period due to legal fees, traveling expenses and the cost of D&O insurance for the quarter;
●	Increased compensation costs related to the increase in employee headcount and bonus paid to management;
●	Stock-based compensation increase due to the increase in our common stock share price and new members of the management team;
●	Higher exploration expenses for the period due the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Nine Months Ended September 30, 2023 Compared to the Nine Months ended September 30, 2022

Net loss attributable to Atlas Lithium Corporation stockholders for the nine months ended September 30, 2023, totaled $24,372,062, compared to a net loss of $2,430,698 during the nine months ended September 30, 2022. The increase in loss is mainly due to

●	Higher general and administrative expenses in the period due to approximately $1,030,000 in non-recurring transaction costs associated with our Offering in January 2023 in connection with the listing of our common stock on the Nasdaq Capital Market., including increased legal fees, travelling and D&O insurance expenses.
●	Higher compensation costs due to the increase in employee headcount and bonus paid to management
●	Stock-based compensation increase due to the increase in our common stock share price and new members of the management team; and
●	Higher exploration expenses for the period due the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $22,857,357 and net working capital, including cash, of $20,280,909.

Net cash provided by operating activities totaled $3,314,979 for the nine months ended September 30, 2023, compared to net cash used of $258,293 during the nine months ended September 30, 2022, representing an increase of $3,573,272 or 1,383%. The increase in net cash generated by operating activities was mainly due to:

●	Royalty sale of 3% of the gross revenue for $20,000,000. (refer to discussion in Note 3);
●	Increase of our lithium exploration program costs of $11,633,434
●	Nasdaq listing, non-recurrent expenses of approximately $1,030,000;
●	Increase in compensation expenses due to the increase of management and exploration teams.

Net cash used in investing activities totaled $1,521,977 for the nine months ended September 30, 2023, compared to net cash used of $2,573,826 during the nine months ended September 30, 2022, representing a reduction in cash used of $1,051,849 or 41% due to purchases of intangible assets that occurred in the first nine months of 2022

Net cash provided by financing activities totaled $20,822,531 for the nine months ended September 30, 2023, compared to $3,188,736 during the nine months ended September 30, 2022, representing an increase in cash provided of $17,633,795 or 553%. The increase is mainly due to:

●	The Offering that closed on January 12, 2023, with aggregate gross proceeds of $4,657,500.
●	Execution of a Securities Purchase Agreement with two investors, pursuant to which we agreed to issue and sell to the Investors in a Regulation S private placement an aggregate of 640,000 restricted shares of our common stock, par value $0.001 per share. The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000.
●	The sale, during the three months ended June 30, 2023, of an aggregate of 192,817 shares of our common stock to Triton Funds, L.P for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement entered between us and Triton Funds, LP
●	The sale during the three months ended September 30, 2023, of an aggregate of 526,317 shares of our common stock to four investors (the “Investors”) for total gross proceeds of $10,000,023 pursuant to a Private Placement Agreement entered between us and the Investors.

For further information on the transactions mentioned above, please refer to Note 5 – stockholders´ equity.

We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services.

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity and the equity of one of our subsidiaries and (iii) sale of royalty interest. For example, on January 12, 2023, we completed a firm underwritten public offering of 776,250 shares of our common stock (which includes the shares subject to the over-allotment option, exercised by the underwriter in full), for aggregate gross proceeds of $4,657,500 (prior to deducting any underwriting discounts, commissions, and other offering expenses). On January 30, 2023, and on July 18, 2023, we raised an aggregate of $4 million and $10 million, respectively, in gross proceeds from the sale of our common stock in transaction exempt under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Lastly, on May 2, 2023, in connection with entering into the Royalty Purchase Agreement, the Company received a cash payment of $20,000,000 (see discussion in Note 3 related to the Royalty Purchase Agreement). We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through September 2024.

On August 25, 2023, we filed a Registration Statement on Form S-3 with the Commission, which was amended on September 8, 2023 and declared effective on September 18, 2023 (the “Shelf Registration Statement”). The Shelf Registration Statement, which includes a base prospectus, is a source of liquidity that allows us at any time to offer an aggregate of up to $75,000,000 of common stock and/or preferred stock in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the Shelf Registration Statement for general corporate purposes, including the development and commercialization of our products, general and administrative expenses, and working capital and capital expenditures.

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

Critical Accounting Policies and Estimates

Our financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments is approximate of fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements. If our estimate of the fair value is incorrect on September 30, 2023, it could negatively affect our financial position and liquidity and could result in our having understated our net loss.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2023, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding current expectations, as of the date of this Quarterly Report, about our future results of operations and financial position; our ability to effectively process our minerals and achieve commercial grade at scale; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to derive any financial success from the Memorandum of Understanding entered into with Mitsui & Co., Ltd. in December 2022; uncertainty about our ability to obtain required capital to execute our business plan; uncertainties inherent in budgeting, including budgets relating to our mineral exploration activities and our ability to realize a return on funds committed to exploration and evaluation; our ability to hire and retain required personnel; changes in the market prices of lithium and lithium products and demand for such products; the uncertainties inherent in exploratory, developmental and production activities, including risks relating to permitting, zoning and regulatory delays related to our projects; and uncertainties inherent in the estimation of lithium resources and commercial viability of mineral deposits. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance, or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel, including our Chairman and Chief Executive Officer, Marc Fogassa; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions, geopolitical events; availability of capital; Atlas Lithium’s ability to maintain its competitive position; manipulative attempts by short sellers to drive down our stock price; and dependence on key management.

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

Item 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report in Form 10-Q for the quarter ended March 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company sold an aggregate of 192,817 shares of its common stock to Triton Funds, LP for total gross proceeds of $1,675,797 in a transaction exempt from registration under the Securities Act in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable, pursuant to a Common Stock Purchase Agreement entered into between the Company and Triton Funds, LP, dated February 26, 2021.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	October 20, 2023
Marc Fogassa	Chairman of the Board

/s/ Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and	October 20, 2023
Gustavo Pereira de Aguiar	Accounting Officer)

