Form 10-K
period 2023-12-31
Atlas Lithium Corp
filed 2024-03-27
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-55191

ATLAS LITHIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Buenos Aires, 10 – 14th Floor

Belo Horizonte, Minas Gerais, Brazil, 30.315-570

(Address of principal executive offices, including zip code)

(833) 661-7900

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the market price of $21.42 per share on June 30, 2023, was approximately $147,012,507.

As of March 27, 2024, there were outstanding 12,769,581 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MARKET INFORMATION

This Annual Report contains certain industry and market data that were obtained from third-party sources, such as industry surveys and industry publications, including, but not limited to, publications by Benchmark Mineral Intelligence, Bloomberg LP, and the U.S. Department of the Interior. This Annual Report also contains other industry and market data, including market sizing estimates, growth and other projections and information regarding our competitive position, prepared by our management on the basis of such industry sources and our management’s knowledge of and experience in the industry and markets in which we operate (including management’s estimates and assumptions relating to such industry and markets based on that knowledge). Our management has developed its knowledge of such industry and markets through its experience and participation in these markets.

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

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. However, the absence of these terms does not mean that the statement is not a forward-looking statement. Forward-looking statements in this Annual Report include, without limitation, statements regarding: our current expectations for our future results of operations and financial position; the planned development of our processing facility and its production capabilities; the advancement and development of the Minas Gerais Lithium Project; our ability to effectively process minerals and achieve commercial grade at scale; whether any exploration targets will ultimately be developed into mineral reserves; the timing and amount of any future production; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to successfully negotiate a transaction with Mitsui & Co., Ltd; uncertainty about our ability to obtain required capital to execute our business plan; changes in the market prices of lithium and lithium products and demand for such products; the potential success or positive outlook regarding any exploratory, developmental and production activities; and our ability to obtain permits or otherwise comply with legal and regulatory requirements related to our projects and activities. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report are based on our current expectations, beliefs and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, therefore you should not unduly rely on these statements. Factors that could cause future results to materially differ from those projected, anticipated or expected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions; and the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

Item 1. Business.

Overview

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is a mineral exploration and development company with lithium projects and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, copper, rare earths, graphite, and titanium. Our current focus is the development from exploration to active mining of our hard-rock lithium project located in the state of Minas Gerais in Brazil at a well-known lithium-bearing pegmatitic district, which has been denominated by the government of Minas Gerais as “Lithium Valley.” We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

We are building a modular plant targeted at producing 150,000 tons of lithium concentrate per annum (“tpa”) in what we describe as Phase I. We plan on adding additional modules to the plant with the intent of doubling its production capacity to 300,000 tpa in Phase II.

All our mineral projects and properties are located in Brazil, a well-established mining jurisdiction. Our mineral rights include approximately:

●	53,942 hectares (539 km2) for lithium in 95 mineral rights (2 in pre-mining concession stage, 85 in exploration stage, and 8 in pre-exploration stage);
●	44,913 hectares (449 km2) for nickel in 29 mineral rights (23 in exploration stage, and 6 in pre-exploration stage);
●	25,050 hectares (251 km2) for copper in 13 mineral rights (12 in exploration stage, and 1 in pre-exploration stage);
●	12,144 hectares (121 km2) for rare earths in 7 mineral rights, all in exploration stage;
●	6,927 hectares (69 km2) for titanium in 5 mineral rights, all in exploration stage;
●	3,910 hectares (39 km2) for graphite in 2 mineral rights, all in exploration stage;
●	1,030 hectares (10 km2) for gold mineral rights, all in exploration stage.

In addition, we also have a few additional mineral rights in the process of being acquired and not yet titled in our name. We believe that we hold the largest portfolio of exploration properties for lithium and other battery minerals in Brazil.

Our material property at this time is the Neves Project, depicted in the map below.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil. Our Minas Gerais Lithium Project is our largest project and consists of 85 mineral rights spread over approximately 468 km2 and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite.

We believe that we can increase our value by continuing our exploratory work and quantification of our lithium mineralization, as well as by expanding our exploration campaign to new, high-potential areas within our portfolio of mineral rights. Our initial commercial goal is to be able to enter production of lithium concentrate, a product which is highly sought after in the battery supply chain for electric vehicles.

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as nickel, copper, rare earths, graphite, and titanium. We believe that the shift from fossil fuels to battery power may yield long-term opportunities for us not only in lithium but also in such other minerals.

Additionally, we have 100%-ownership of several mining concessions for gold and diamonds, two of which also include industrial sand. As our lithium properties became our focus, we stopped alluvial gold and diamond exploration efforts in 2018 and ceased sales of industrial sand in 2022.

In addition to the projects described above, we own 58.71% of the shares of common stock of Apollo Resources Corporation, a private company primarily focused on the development of an iron mine located in the state of Minas Gerais in Brazil.

We also own approximately 27.42% of the shares of common stock of Jupiter Gold Corporation (OTCBQ: JUPGF), a company focused on the exploration of two gold projects and a quartzite mine.

The results of operations of both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

Minas Gerais Lithium Project

Our Minas Gerais Lithium Project (“MGLP”) is currently our largest undertaking and primary focus. This project is located in northeastern Minas Gerais, Brazil along the Eastern Brazilian Pegmatite Province (“EBP”) that extends more than 850 kilometers across eastern Minas Gerais. Pegmatites are igneous bodies derived during the final stages of crystallization of a larger parent igneous intrusion, most commonly a granitic rock. They are distinctive for their very coarse-grained crystalline texture, and in some instances, complex composition with unusual minerals and rare elements. Commercially productive lithium mineralization along the EBP is centered around the Araçuaí mining district which is host to the majority of Brazil’s commercial lithium production and reported mineral reserves.

Our current lithium property position in the state of Minas Gerais comprises 85 mineral rights totaling approximately 468 km2 which include seven main clusters of prospective mineralization: Neves (currently being explored by drilling campaign and referred to as the “Neves Project”), Coronel Murta, Eastern Properties, Itinga, Salinas, Santa Clara, and Tesouras.

Because of the region’s long mining history, basic local infrastructure near our mineral properties ranges from adequate to robust, with access to hydroelectric power and water supplies, and a well-established road network with direct access to commercial ports. Basic goods and services, industrial suppliers and a skilled and semi-skilled labor force are also generally available from the surrounding communities where we operate.

Since initiating exploration at MGLP in early 2021, we have confirmed the widespread presence of hard-rock lithium-bearing pegmatites across our property portfolio.

Geology

The EBP is considered to be one of the world’s largest geologic belts of granite and related pegmatite intrusive bodies, encompassing more than 150,000 km2 and with more than 90% of the belt located in eastern Minas Gerais. Pegmatites are igneous rocks that form during the final stages of a granitic magma’s crystallization. They are readily identifiable by their exceptionally coarse crystalline texture, with individual crystals averaging one centimeter or more in size. Most pegmatites have a simple mineral composition common to granitic rocks, however some may also contain less common minerals that are rarely found in other types of rocks. These include lithium minerals of commercial interest such as spodumene which can contain up to 3.73% Li (8.03% Li2O2), and petalite with up to 2.09% Li (4.50% Li2O2).

The MGLP area encompasses multiple areas of mineralized pegmatites, in general occurring as series of sub-parallel elongate tabular bodies, referred to as ‘pegmatite dike swarms,’ hosted in metamorphic shists. Individual pegmatite bodies range from several meters to more than 50 meters thick and from tens of meters up to approximately one kilometer in lateral strike length. They are primarily composed of minerals such as quartz, feldspar and mica, with localized concentrations of spodumene and petalite. Individual feldspar and spodumene crystals can reach up to two meters in length, but typically are more homogeneously distributed and ranging in size from one to a few centimeters in length.

Exploration

Since initiating our exploration program in 2021, we have focused on evaluating the Neves Project target area through a systematic approach involving a combination of basic prospecting, geologic field mapping, trenching, geochemical sampling, geophysical studies, and diamond-core drilling.

Exploration Targets

Neves Project

As of December 31, 2023, we had drilled an aggregate of 72,899 meters at our flagship Neves Project.

At our Neves Project, the focus is on the delineation of the four confirmed pegmatite bodies with spodumene mineralization, designated as Anitta 1 through 4. Complementing the four confirmed mineralized pegmatites are six new and promising target areas designated by our geology team within our Neves Project.

ATLAS LITHIUM
Neves Project
part of our 100%-owned
Minas Gerais Lithium Project
Itinga
Araçuai
N
0 5.5 11 Km
18°0'0"S
22°0'0"S
48°0'0"W
44°0'0"W
40°0'0"W
0 250 Km
10°0'0"S
30°0'0"S
60°0'0"W
40°0'0"W
0 900 Km
Legend:
Atlas Lithium Areas
Atlas Lithium
Neves Project Areas
Sigma Lithium Areas
8118000
8112000
0 2 4 6 8 10
Kilometers
190000
195000
200000

Initially, drilling at “Abelhas” target (now Anitta 1) began immediately south of the historic working, returning multiple pegmatite intercepts over thicknesses ranging from 1 to 11 meters ETW. As the majority of these intercepts were relatively shallow and within 50 meters vertical depth from surface, lithium contents were generally low due to the effects of near-surface weathering and oxidation. Systematic step-out drilling to the south has returned multiple intercepts of higher-grade lithium mineralization hosted in fresh un-weathered pegmatite with grades ranging from 1.00% Li2O to as high as 3.26% Li2O.

In February 2023, drilling within a new target initially named “Anitta” (now Anitta 2) intersected pegmatite intervals with spodumene mineralization, including a section of 4.40% Li2O.

In May 2023, drilling within a new target initially named “Anitta South” (now Anitta 3) intersected pegmatite intervals with spodumene mineralization, including a section of 5.23% Li2O.

In September 2023, we announced the discovery of a new mineralized shallow pegmatite as a result of step-out drilling at the Neves Project. This new mineralized shallow pegmatite has been named Anitta 4.

Additionally, through geological mapping in the identification of new outcrops and the soil geochemistry work carried out so far, six additional promising exploration targets have been identified within the Neves Project, as shown in the map below.

DigiMaps
Target Area 5
Anitta 1
Anitta 2
Target Area 3
BRAZIL
MG
Map Area
Anitta 4
Anitta 3
Target Area 2
Atlas Lithium
Neves Project
Pegmatites
Legend
Atlas Lithium Tenement
Pegmatite Bodies
Target Areas
Towns
Roads
Waterways
Geology
Lateritic Coverage
Pegmatite
Quartz Outcrop
Teixeirinha Granite
Salinas Formation
N
500
metres
SIRGAS 2000 Zone 24S
Target Area 1
Target Area 4
Neves
Target Area 6

Soil Geochemistry

Since November 2022, soil geochemistry campaigns have been started in the Neves Project with the aim of identifying areas with the existence of a lithium anomaly and also comparing the anomalies with data from the geological mapping already carried out.

Drilling sampling machine.

The first campaign was carried out in November 2022 with the results obtained in December 2022. A second campaign started at the end of January 2023 and ended at the beginning of March 2023. Additional soil geochemistry campaigns are underway and planned.

Map 1: Results of the soil geochemistry campaign at the Neves Project with soil anomalies in red indicating potential subsurface lithium presence.

In parallel with our ongoing drilling campaign at Neves, our field crews have also been actively conducting field reconnaissance surveys over our other exploration mineral rights in the district. This work has so far resulted in the positive identification by our Qualified Person for lithium (as such term is defined in our “Lithium Exploration Campaign” discussion) of multiple pegmatite occurrences exposed in surface outcrops and historic artisanal mining sites.

Other Brazil Lithium Project

Our Other Brazil Lithium Project encompasses seven mineral rights spread over approximately 71 km2 in the States of Paraíba, Rio Grande do Norte, and Tocantins. We have identified pegmatites in many of our areas, and several of our mineral rights are located near to or adjacent to areas known to have spodumene, a lithium-bearing mineral. We plan to continue to explore our areas to assess whether we have any economic deposits.

Raw Materials

We do not have any material dependence on any raw materials or raw material supplier. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

We do not own or license any intellectual property which we consider to be material.

Government Regulation

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by the National Mining Agency (“ANM”), a federal entity with offices in each state in Brazil. We are required to file for exploration licenses for each mineral right that we own with the ANM office of the state in which such mineral right is located. The applications for such licenses must contain, among other things, a project for the exploration work to be undertaken. If approved, we have three years (subject to extension to up to an additional three years) to conduct exploration activities in accordance with the approved plan and prove the existence of the mineral and quantify a deposit. Once exploration is completed, the ANM requires a final exploration report which, if approved, allows for the application of an extraction license. Extractions requests require detailed economic viability studies. We have been issued exploration licenses for our key areas for lithium. We believe that we maintain a good relationship with ANM.

Environmental Regulation and Compliance

Environmental regulation in Brazil is carried out by state-level agencies, which may have multiple offices, including one for each region of the state. For instance, in the state of Minas Gerais, the State Council of Environmental Policy, or COPAM, and the Regional Superintendencies of the Environment, or SUPRAM, carry out environmental permitting and licensing processes. For each mineral right that we own, after sufficient exploration work has been conducted, we can apply for operational permitting towards mining by filing any such paperwork with the local office of the environmental agency that has the applicable geographical jurisdiction. We believe that we maintain a good relationship with the offices of the environmental agency and believe that our methods of monitoring are adequate for our current needs.

On June 21, 2023, the government of the state of Minas Gerais in Brazil provided us with written notice granting our Neves Project priority status for review of its environmental permitting and licensing. This development followed the vote of the Economic Development Group (the “EDG”) of the Secretariat for Economic Development of the state of Minas Gerais during a meeting held on June 6, 2023, approving the request that our Project be analyzed by the Superintendence of Priority Projects, recently renamed as “Diretoria Regional Geral” (Regional General Directorship). EDG determined that the environmental licensing process, the analysis of which is necessary to determine the proper progress of our Neves Project, shall be considered a priority for the development of the state of Minas Gerais because it obtained a high score according to a matrix of specific criteria. We believe that this development could meaningfully expedite the permitting and licensing of the Neves Project by potentially shortening the timeline of such a process by up to several months.

The current environmental regulations state that for the time carry out mining operations and for a period of five years after all mining operations have ceased (however long that may take), we would still be required to perform any necessary recuperation work.

Environmental, Social and Governance

We are committed to Environmental, Social, and Corporate Governance (“ESG”) causes. We believe that our efforts make a difference in the communities in which we operate. For example, in the period from 2018 to 2020 we planted more than 6,000 trees of diverse types for the benefit of local populations in areas in which we operate. During this same period, we also constructed over 1,000 small retention walls to preserve and enhance dirt access roads used by such communities. Our current efforts are focused on hiring workers from communities near our project areas. Many of these communities have high levels of unemployment, and we believe that we are making a positive contribution through hiring local personnel and the wages we are paying for such local personnel, which are above the regional monthly wages.

Form and Year of Organization

We were incorporated in the State of Nevada on December 15, 2011, under the name Flux Technologies, Corp. From inception until December 18, 2012, we were focused on the software business, which business was discontinued. We operated with the name “Brazil Minerals, Inc.” until September 26, 2022, when we changed our name to “Atlas Lithium Corporation.” In January 2023, we completed a public offering of shares of our common stock and on January 10, 2023, began trading on the Nasdaq Capital Market under the ticker symbol “ATLX.”

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

In addition, the SEC maintains a website at www.sec.gov which contains reports, proxy and information statements filed electronically by us with the SEC.

Employees

As of the date of this Annual Report, we have 76 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Business Risks

●	Our future performance is difficult to evaluate because we have a limited operating history.

●	We have a history of losses and expect to continue to incur losses in the future.

●	We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

●	Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.

●	We face risks related to mining, exploration and mine construction, if warranted, on our properties.

●	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.

●	We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.

●	Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

●	Certain of our officers may be in a position of conflict of interest.

Regulatory and Industry Risks

●	The mining industry subjects us to several risks.

●	Our operations are, and our mineral projects will be subject to, significant government regulations, including environmental laws and regulations.

●	We will be required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

●	Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

●	Our operations face substantial regulation of health and safety.

●	Mineral prices are subject to unpredictable fluctuations.

●	Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our future revenues and profitability generally.

Country and Currency Risks

●	Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

●	The perception of Brazil by the international community may affect us.

●	Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Common Stock Risks

●	Our common stock price has been and may continue to be volatile, and you could lose all or part of your investment.

●	We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing equity securities. Any future issuances of equity will dilute your ownership.

●	Our Series A Preferred Stock has the effect of concentrating voting control over us in Marc Fogassa, our Chief Executive Officer and Chairman, and with control of greater than 50% of our voting securities, we are deemed a “controlled company” under the rules of Nasdaq.

●	Our Chief Executive Officer and Chairman has substantial influence over us as a result of his voting control and his interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their securities.

●	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

●	Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

●	Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Business Risks

Our future performance is difficult to evaluate because we have a limited operating history.

Investors should evaluate an investment in us considering the uncertainties encountered by mineral exploration companies. Although we were incorporated in 2011, we began to implement our current business strategy in 2018, which is primarily focused on the exploration of strategic minerals. We have generated limited revenues from operations and our cash flow needs have been financed through equity and debt issuances and not through cash flows derived from our operations. As a result, we have little historical financial and operating information available to help you evaluate and predict our future performance. In addition, advancing our projects will require significant capital and time, and we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises as further described in these risk factors. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses in each of the three past years, have negative cash flow from operating activities, have had limited revenues and expect to continue to incur losses in the future.

We have an accumulated deficit of approximately $101.7 million as of December 31, 2023. We expect to continue to incur losses unless and until such time as our projects or properties acquired in the future enter into commercial production and generate sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. If we are unable to generate cash flows from our operations, we will not be able to earn profits and may be unable to continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our common stock and/or obtaining debt financing. Historically, we have funded our operations through the issuance of debt and equity securities. Management’s plan is to fund our capital requirements and ongoing operations through the generation of revenue from our mining operations and projects, and until such time that we generate such revenue, to fund operations by selling our equity securities, including our common stock, or common stock in Apollo Resources and Jupiter Gold that we own, entering into royalty agreements for the future sales of minerals or off-take agreements related to future sales of negotiated quantities of minerals, and obtaining debt financing. For example, in 2023 we entered into a royalty agreement with Lithium Royalty Corp., and in November 2023 we entered into Offtake and Sales Agreements with each of Sichuan Yahua Industrial Group Co., Ltd. and Sheng Wei Zhi Yuan International Limited, a subsidiary of Shenzhen Chengxin Lithium Group Co., Ltd., pursuant to which we agreed among other things, that for a period of five years, to sell to each of the buyers 60,000 dry metric tons of lithium concentrate per year. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business.

We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. An economic deposit is a mineral property which can be reasonably expected to generate profits upon extraction and commercialization of its minerals after considering all costs involved. Our property interests are at the exploration stage. Accordingly, it is unlikely that we will realize profits in the short term, and we also cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon development of at least one economic deposit and most likely further exploration and development of other economic deposits, each of which is subject to numerous risks, including all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

Further, we cannot assure you that, even if an economic deposit of minerals is located, any of our property interests can be commercially mined. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period which may not be mitigated or eliminated by careful evaluation, experience and/or knowledge of management. While discovery of additional ore-bearing deposits may result in rewards, few properties which are explored are ultimately developed into producing mines. Significant expenses may be required to establish reserves by drilling and to construct mining and processing facilities at a particular site. It is impossible to ensure that our current exploration programs will result in profitable commercial mining operations. The profitability of our operations will be, in part, related to the cost and success of its exploration and development programs which may be affected by several factors. Additional expenditures are required to establish reserves which are sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are mined and developed.

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

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that it will recover all or any portion of its investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further exploration efforts. Despite our efforts to budget such costs, the cost of minerals exploration is often uncertain, and cost overruns are common. Substantial expenditures are required to establish reserves through drilling, to develop processes to extract the ore and, in the case of new properties, to develop the extraction and processing facilities and infrastructure at any site chosen for extraction. Although benefits may be derived from the discovery of a major deposit, we cannot provide any assurance that any such deposit will be commercially viable or that we will be able to obtain the funds required for development on a timely basis. Drilling and exploration operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, protests, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services. For example, following recent results of our exploration plans of our Minas Gerais Lithium Project, we expect to incur greater costs related to such exploration activities than originally budgeted for. While we believe we have sufficient resources to fund our operations for the next twelve months, an increase in our drilling campaigns to keep pace with positive findings of potential economic deposits may require us to raise additional capital which, if not available on reasonable terms, may cause us to curtail our operations and impair our ability to become profitable.

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

In order to finance our current operations and future capital needs, we will require additional funds through the issuance of additional equity and/or debt securities or other financings. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our shares could be reduced. Any additional equity financing will dilute shareholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. For example, during the year ended December 31, 2023, we issued an aggregate of 2,707,417 shares of our common stock in capital raising transactions. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

The global decline in economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, interest rate and foreign currency rate fluctuations, and volatility in capital markets could negatively impact our business, financial condition, and results of operations, including our ability to raise capital. If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which would adversely affect our business and financial position.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period based on activities related to our exploration projects. For example, for the year ended December 31, 2023, costs associated with our exploration activities were significantly higher than in prior years, which contributed to a substantial increase to our net loss for the year as compared to the prior year. Our revenues, if any, net loss and results of operations may also fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

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

Certain officers may be in a position of conflict of interest.

Marc Fogassa, our Chief Executive Officer and Chairman, also serves as chief executive officer and director of Apollo Resources and Jupiter Gold. Joel Monteiro, Esq., one of our officers, is a director of both Apollo Resources and Jupiter Gold. Areli Nogueira, one of our officers, is a director of Jupiter Gold. We have partial equity ownership in both Apollo Resources and Jupiter Gold. There exists the possibility that one or more of these individuals, or others, may in the future be in a position of conflict of interest, where their interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit the interests of Apollo Resources and/or Jupiter Gold and that our other stockholders do not view as being in their interest as investors in us.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023, and March 12, 2023, respectively, and JPMorgan Chase Bank assumed all deposits and substantially all assets of First Republic Bank on May 1, 2023. The Company did not have any direct exposure to Silicon Valley Bank, New York Signature Bank or First Republic Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments, or access funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations may be threatened and could have a material adverse effect on our business and financial condition.

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

We have agreements with consultants to perform services for us, including with respect to drilling services. Each of these contractors perform functions that require the services of persons in high demand in the industry and these persons may or may not always be available when needed based on their status as contractors or at affordable prices. The implementation of our business plan and our exploration activities may be impaired if we are not able to retain or afford our significant contractors or if they do not perform in accordance with their agreements and the failure to conduct our exploration activities could result in delays in our ability to execute on our business plan will could have an adverse effect on the value of our company and our common stock.

Implementation of our new ERP system could have a material adverse impact on our operations, business, financial results and financial condition.

We are implementing a new ERP system, which has required and may continue to require significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation will likely result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system will require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the new ERP system, it could have a material adverse impact on our operations, business, financial results and financial condition.

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

Our mineral projects are subject to significant governmental regulations.

Mining activities in Brazil are subject to extensive federal, state, and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation costs, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs we will incur to comply with such laws and regulations are expected to substantially increase once we progress from exploration activities to mining and production operations as is our intention. We also will be subject to periodic inspections by governmental authorities, which could result in fines, penalties or other actions by such authorities, any of which could have a material adverse effect on our future operations. In addition, changes in such laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could result in unanticipated capital expenditures, expenses, or restrictions on, or suspensions of our operations and delays in the development of our properties.

We are required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

We are required to obtain and renew governmental permits for our exploration activities and, prior to developing or mining any mineralization that we discover, we will be required to obtain new governmental permits. Obtaining and renewing governmental permits is a complex, costly and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary for our planned operations or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development or operation of our properties, which in turn could materially adversely affect our future revenues and profitability. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our activities.

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

Mining operations face substantial regulation of health and safety.

Mining operations are subject to extensive and complex laws and regulations governing worker health and safety and failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

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

Portions of our revenues may come from the extraction and sale of minerals. The price of minerals may fluctuate widely and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. For instance, the price of spodumene concentrate has varied from a high of approximately $8,000 per ton during the fourth quarter of 2022 to a low of approximately $850 during the first quarter of 2024, as reported by industry publications. The effect of these factors on the price of minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

The development of non-lithium battery technologies could adversely affect us.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use no, or significantly less, lithium could materially and adversely impact our prospects and future revenues.

There is risk to the growth of lithium markets.

Our lithium business will be significantly dependent on the development and adoption of new applications for lithium batteries and the growth in demand for plug-in hybrid electric vehicles and battery electric vehicles. As such, our business results will inherently depend on decarbonization of the global economy. To the extent that such development, adoption, decarbonization and growth do not occur in the volume and/or manner that we contemplate, including for reasons described under the heading “The development of non-lithium battery technologies could adversely affect us,” above, the long-term growth in the markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.

Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our future revenues and profitability generally.

Our ability to successfully develop our lithium resources and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. Such external economic factors are influenced by changes in international investment patterns, global economic activity and growth, the unknown geopolitical consequences of the wars between Ukraine and Russia and between Israel and Hamas and macro-economic circumstances. For example, in 2023, lithium prices significantly decreased by approximately 75% to 85% from their high in January 2023 to the end of the year. In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations. High volatility or declines in the lithium prices could have a material and adverse effect on our ability to generate revenues and the future profitability of our company generally.

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our prospects for growing our business. A change in the presidential administration may favor traditional energy technologies and our future prospects could be adversely affected if renewable technologies were either (i) disfavored in any new laws or regulations pursued by a future administration, or (ii) not included among those technologies identified in any final laws or regulations as favoring renewable technologies, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans.

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

The trading price of our common stock may fluctuate substantially and will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities. Factors that could cause fluctuations in the trading price of our common stock include:

●	results from our exploration and/or project development efforts;
●	changes to our industry, including demand and regulations;
●	actions by our competitors or other industry participants;
●	failure to achieve commercial extraction of mineral deposits from any of our properties;
●	absence of any reserves contained within our properties, and loss of any funds spent on exploration and evaluation;
●	we may not be able to compete successfully against current and future competitors;

●	competitive pricing pressures;
●	our ability to obtain working capital financing as required;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	any major change in our management;
●	changes in accounting standards, procedures, guidelines, interpretations or principals; and
●	economic, geo-political and other external factors, particularly within the country of Brazil.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including actions by and the results of operations of our competitors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

We will seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute your ownership.

Until we have achieved profitability, we intend to finance our operations through the issuance of equity and/or debt securities or other financings. Issuing equity securities will reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event will have a dilutive impact on the ownership interest of existing common stockholders, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common stock. The holders of any debt securities or instruments that we may issue could have rights superior to the rights of our common stockholders.

Our Series A Preferred Stock has the effect of concentrating voting control over us in Marc Fogassa, our Chief Executive Officer and Chairman, and as a result, he has substantial influence over our company and his interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their securities.

One share of our Series A Preferred Stock is issued, outstanding and held since 2012 by Marc Fogassa, our Chief Executive Officer and Chairman. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock and any other class or series of capital stock entitled to vote with the common stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. As a result, Mr. Fogassa has the ability to influence all matters requiring stockholder approval, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions, and holders of our common stock have a limited ability to impact our operations and activities. This concentration of ownership may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of us and may reduce the price of our common stock.

We are deemed a “controlled company” under the rules of Nasdaq and therefore qualify for exemptions from certain governance requirements under the rules of the Nasdaq.

As a result of his ownership of all issued and outstanding shares of our Series A Preferred Stock, Mr. Fogassa, our Chief Executive Officer and Chairman, holds more than 50% of our voting securities, and as such, we are a “controlled company” under the rules of Nasdaq and may elect not to comply with certain corporate governance requirements, including the requirement (i) to have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (ii) that our nominations committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board of director’s independent directors in a vote in which only independent directors participate; and

(iii) for an annual performance evaluation of the nominations and compensation committees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As an exploration stage company, we have limited operations and our business activity to date has been identifying, acquiring, and exploring mineral properties. We have not yet adopted formal cybersecurity risk management programs or formal processes for assessing cybersecurity risks. We understand the importance of managing material risks from cybersecurity threats and are committed, as part of our continuing growth, to implementing and maintaining an adequate information security program to manage such risks and safeguard our systems and data. Data used and stored on our information systems currently is limited to basic information related to our core business operations, which at this time are not materially dependent on information technology. Also, we do not store in our systems any customer or similar data.

We currently manage our cybersecurity risk through practices that are applicable to all users of our information technology and information assets, including our employees and contractors. We notify these users of expectations regarding acceptable uses of our information systems and alert them to potential sources of cybersecurity threats. We use a combination of technology and monitoring to prevent security incidents. The technologies we utilize for cybersecurity monitoring across our information technology environment are designed to prevent, detect and minimize cybersecurity attacks, as well as alert management of such attacks.

In the last three years, we have not experienced a cybersecurity threat or incident that materially affected our business strategy, results of operations, or financial condition. However, there can be no guarantee that we will not experience such an incident in the future.

Our executive management team is responsible for the development of our policies and procedures relating to our risk management, including cybersecurity risks. Our board of directors has ultimate oversight of our risk management processes, including any cybersecurity-related risk and activities. In particular, our Audit Committee is responsible for monitoring compliance with legal and regulatory requirements, in addition to considering and discussing guidelines and policies to govern the process by which risk assessment and mitigation is undertaken.

Item 2. Properties.

Lithium Projects

Our lithium projects are listed in the following table.

Mineral	Name	Location in Brazil	Aggregate Mineral Rights Area
Lithium	Minas Gerais Lithium Project	State of Minas Gerais	468 km2
Lithium	Other Brazil Lithium Project	States of Paraíba, Rio Grande do Norte, and Tocantins	71 km2

With respect to the Minas Gerais Lithium Project, our current exploration plan is:

●	to continue both our exploratory and resource-delineating drilling campaigns to assess identified targets and to continue to estimate the size of our lithium-bearing mineral deposits;

●	to present a maiden resource report in accordance with the standards set forth in Regulation S-K 1300, and to update such report as more drilling and data become available;

●	to continue exploratory drilling on new and existing target areas with pegmatites which our field geologists have identified;

●	to continue careful geological map on foot of the mineral rights landbank that we have for presence of additional pegmatites; and

●	to continue implementing the early-revenue strategy outlined in our MD&A with the intention of progressing to production of the lithium concentrate, our designated commercial product, for sale.

With respect to the Other Brazil Lithium Project, our exploration plan is currently being designed by our Chief Geology Officer.

Other Critical Minerals

Our other critical minerals properties are listed in the following table.

Mineral(s)	Name	Location in Brazil	Aggregate Mineral Rights Area
Nickel	Nickel Properties	States of Goiás and Piauí	449 km2
Copper	Copper Properties	States of Bahia and Piauí	251 km2
Rare Earths	Rare Earths Properties	States of Bahia, Goiás, and Tocantins	121 km2
Titanium	Titanium Properties	State of Minas Gerais	69 km2
Graphite	Graphite Properties	State of Minas Gerais	39 km2

With respect to the critical mineral properties listed in the table above, we do not have detailed exploration plans or budgets, as we have focused our attention and limited resources to date primarily toward our lithium exploration program.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Since January 10, 2023, our common stock has been trading on the Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “ATLX.” Prior to January 10, 2023, our common was quoted on the OTCQB Marketplace (“OTCQB”) operated by the OTC Markets Group, Inc. under the symbol “ATLXD.”

As of March 20, 2024, there were 132 holders of record of our common stock, which does not include beneficial owners for whom CEDE & Co. or others act as nominees.

Dividends

We have not paid any cash dividends since our inception and do not expect to declare any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the sales of unregistered securities previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K (the “2023 Periodic Reports”), we consummated the following sales of unregistered securities during the fourth quarter of fiscal 2023, which sales were exempt from registration under the Securities Act upon reliance on Section 4(a)(2) thereof, and Regulation S promulgated thereunder:

●	On November 20, 2023, we issued an aggregate of 18,001 shares of common stock upon exercise of three outstanding warrants that were originally issued in July, August and November of 2021. The warrants had exercise prices ranging from $9.00 to $15.00 per share and we received proceeds of $222,015 in connection with such exercises.

●	On November 20, 2023, we issued an aggregate of 40,000 shares of common stock upon exercise of a stock option held by a consultant to us that was issued in exchange for services rendered. The exercise price of the stock option was $7.00 per share, and we received proceeds of $280,000 upon exercise.

●	On December 11, 2023, we issued an aggregated of 18,003 shares of common stock upon exercise of six outstanding warrants that were originally issued in August and December of 2021. The warrants had exercise prices ranging from $9.00 to $15.00 per share and we received proceeds of $191,035.50 in connection with such exercises.

●	On December 21, 2023, we issued to a director an aggregate of 151,141 shares of common stock upon exercise for $0.0075 per share of a stock option that had been granted in April of 2019.

●	Between December 22, 2023, and December 27, 2023, we issued an aggregate of 30,630 shares of common stock upon exercise of six outstanding warrants, four of which were originally issued in August, September, October and December 2021 and two of which were issued in August and September of 2022. The warrants had exercise prices ranging from $5.625 to $15.00 per share. An aggregate of 3,962 of shares of common stock were issued pursuant to cashless exercises of two of the warrants, for which we received no proceeds. As the result of the exercises of the remaining four warrants, we received cash proceeds of $305,016.

In May 2023 and December 2023, the Company issued to Mr. Fogassa an aggregate of 180,819 shares of common stock for achievement of performance targets in 2022, and upon exercise of a stock option granted in April 2019. Finally, in April 2023,

In addition to the sales of unregistered securities disclosure included in our 2023 Periodic Reports, and as otherwise disclosed above, during the first three quarters of fiscal year ended December 2023, we issued an aggregate of 85,042 shares of common stock pursuant to certain employee and consultant compensation arrangements prior to the adoption of our 2023 Stock Incentive Plan; 240,796 shares of common stock pursuant to the cashless exercises of warrants and 16,667 shares of common stock pursuant to a cash exercise of a warrant, for which we received $137,502 in cash proceeds, each originally issued in 2021; and 28,149 shares of common stock in other transactions exempt from the registration requirements of the Securities Act., for which we received cash proceeds of $380,012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2023.

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

Overview

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is a mineral exploration and development company with lithium projects and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, copper, rare earths, graphite, and titanium. Our current focus is the development from exploration to active mining of our hard-rock lithium project located in the state of Minas Gerais in Brazil at a well-known pegmatitic district in Brazil, which has been denominated by the government of Minas Gerais as “Lithium Valley.” We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

We are building a modular plant targeted at producing 150,000 tons of lithium concentrate per annum (“tpa”) in what we describe as Phase I. We plan on adding additional modules to the plant with the intent of doubling its production capacity to 300,000 tpa in Phase II. However, there can be no assurance that we will have the necessary capital resources to develop such facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

All our mineral projects and properties are located in Brazil, a well-established mining jurisdiction. Our mineral rights include approximately:

●	53,942 hectares (539 km2) for lithium in 95 mineral rights (2 in pre-mining concession stage, 85 in exploration stage, and 8 in pre-exploration stage);
●	44,913 hectares (449 km2) for nickel in 29 mineral rights (23 in exploration stage, and 6 in pre-exploration stage);
●	25,050 hectares (251 km2) for copper in 13 mineral rights (12 in exploration stage, and 1 in pre-exploration stage);
●	12,144 hectares (121 km2) for rare earths in 7 mineral rights, all in exploration stage;
●	6,927 hectares (69 km2) for titanium in 5 mineral rights, all in exploration stage;
●	3,910 hectares (39 km2) for graphite in 2 mineral rights, all in exploration stage;
●	1,030 hectares (10 km2) for gold mineral rights, all in exploration stage.

In addition, we also have a few additional mineral rights in the process of being acquired and not yet titled in our name. We believe that we hold the largest portfolio of exploration properties for lithium and other battery minerals in Brazil.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil. Our Minas Gerais Lithium Project (“MGLP”) is our largest project and consists of 85 mineral rights spread over approximately 468 km2 and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite.

We believe that we can increase our value by continuing of our exploratory work and quantification of our lithium mineralization as well as by expanding our exploration campaign to new, high-potential areas within our portfolio of mineral rights. Our initial commercial goal is to be able to enter production of lithium concentrate, a product which is highly sought after in the battery supply chain for electric vehicles.

We also have 100%-ownership of early-stage projects and properties in other minerals that are needed in the battery supply chain and high technology applications such as nickel, copper, rare earths, graphite, and titanium. We believe that the shift from fossil fuels to battery power may yield long-term opportunities for us not only in lithium but also in such other minerals.

In addition to these projects, we own 58.71% of the shares of common stock of Apollo Resources, a private company primarily focused on the development of its initial iron mine.

We also own approximately 27.42% of the shares of common stock of Jupiter Gold, a company focused on the exploration of two gold projects and a quartzite mine, and whose common stock are quoted on the OTCQB marketplace under the symbol “JUPGF.” The quartzite mine started preliminary operations in June 2023.

The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

Operational Update

Lithium Exploration Campaign

Our ongoing drilling campaign is delineating the lithium resources of our 100%-owned Neves Project, a cluster of four lithium mineral rights within MGLP. Our current geological team is comprised of 16 geologists, all of whom are full-time employees. To support the work of our geologists we have 13 full-time field and support technicians and machinery operators, as well as 3 trainee technicians and over 19 field assistants. Our geological team and our exploration campaign is supervised by James Abson, a Qualified Person for lithium as such term is defined in Subpart 1300 of Regulation S-K promulgated by the SEC (“Regulation S-K 1300”). Mr. Abson was appointed as our Chief Geology Officer in October 2023 and has over 29 years of diverse experience in mining and mineral exploration.

Under Mr. Abson’s leadership, our technical team adopted a systematic approach to exploration of additional potential target areas within the Neves Project. These efforts involve geological mapping, sampling of historical artisanal mining sites and exposed pegmatites to analyze potassium-rubidium ratios, as well as soil sampling using both XRF and ICP testing for both LCT pathfinders and Li. Geophysical surveys, including magnetics, are used when warranted to pinpoint additional pegmatite deposits and related structures. Deep trenching of anomalous areas is used to identify and confirm lithium-cesium-tantalum (LCT) pegmatites and estimate width, strike, dip and mineralization prior to drilling. Finally, scout drilling is aimed at testing the highest priority pegmatite targets that appear widest and most mineralized. Within Neves Project area, four confirmed pegmatite bodies with spodumene mineralization were identified (designated as Anitta 1 through 4) with six other target areas remaining open to further exploration.

Expanding beyond the Neves Project area, our regional exploration is now centered on the other mineral rights for lithium within the broader Minas Gerais Lithium Project (“MGLP”), a large footprint of 468 km2 of lithium mineral claims, many of which are located in Brazil’s Lithium Valley, a well-known hard-rock lithium district. A specialized exploration geology team has been assembled to initiate reconnaissance work across this wider land package. Initial efforts involve LiDAR and geological mapping with a specific focus on historical artisanal mining sites, sampling of known and previously identified pegmatites, as well as first-pass soil sampling lines and geophysics to identify anomalies. This phased approach has systematically advanced regional prospecting across our mineral rights in MGLP with a number of targets generated for further exploration by our exploration team.

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

On March 19, 2024, our Board appointed Brian Talbot to serve as director on the Board, effective as of April 1, 2024. In addition to joining the Board, Mr. Talbot was also appointed by the Board as our Chief Operating Officer (“COO”), effective as of April 1, 2024. In his capacity as COO, Mr. Talbot will be responsible for both the Company’s development of its lithium mine and processing plant as well as all of its lithium exploration geology program. Mr. Talbot is a qualified person for lithium as such a term is defined in Item 1300 of Regulation S-K.

Mr. Talbot has an extensive track record as a technical and operational leader throughout his career with over 30 years of experience in mining operations. In particular, he has extensive experience in DMS (dense media separation) plant development and operation. Most recently, Mr. Talbot was employed by RTEK International DMCC (“RTEK”), a consulting firm that advises lithium developers and producers. From July 2022 to September 2023, Mr. Talbot was the Chief Operating Officer at Sigma Lithium Corporation (“Sigma Lithium”), a Canadian lithium producer with operations in Brazil. At Sigma Lithium, he oversaw the development of that company’s flagship Grota do Cirilo project from construction through commissioning and operations. From 2017 to 2022, Mr. Talbot held positions as General Manager and Head of Australian Operations at Galaxy Resources, now part of Arcadium Lithium PLC, one of the world’s largest fully integrated lithium companies. While at Galaxy Resources, Mr. Talbot was instrumental in increasing the production at Mt. Cattlin (a hard-rock lithium mine in Ravensthorpe, Western Australia) which resulted in record production. From 2015 to 2017, Mr. Talbot was at Bikita Minerals in Zimbabwe, which owns and operates the longest running hard-rock lithium mine in the world. Mr. Talbot holds a bachelor’s degree in chemical engineering with Honors from the University of Witwatersrand, South Africa. Please refer to Part III, Item 10, for further information on Mr. Talbot.

Recent geological soil sampling anomalies discovered at our Anitta 1 location have determined that such ore body is larger than initially predicted. A decision was made to extend drilling of the Anitta 1 pegmatite to the east, with several drill holes already yielding further significant and shallow additional spodumene intersects with lithium mineralization confirmed by ultraviolet light testing while the geochemical test results are still pending. We expect that these results will add further volume to the Anitta 1 deposit size, and, most importantly, the lithium-bearing material appears to be relatively close to the surface to permit eventual open pit mining. Under Brian Talbot’s leadership as incoming Chief Operating Officer, the exploration plans for our lithium tenements will be focused to support our early revenue strategy.

Figure 1: Core sample from recent drilling at Anitta 1.

Figure 2: Anitta 1 sample illuminated by ultraviolet light and showing spodumene mineralization.

As of December 31, 2023, we had drilled an aggregate of 72,899 meters.

Early-Revenue Strategy

On December 4, 2023, we announced implementing an early-revenue strategy. With the well-delineated initial Anitta pegmatites, positive metallurgical test work and well-advanced mining and environmental permits Atlas Lithium’s technical team opted to expedite the production timeline for its 100%-owned Neves Project. This early-revenue strategy targets initial “Phase I” production of spodumene concentrate by the fourth quarter of 2024, ramping up to “Phase II” production in mid-2025. The early-revenue Phase I plant is expected to have a maximum capacity of 150,000 tons per annum of spodumene concentrate.

We intend to deploy compacted modular dense media separation (DMS) technology together with contracting the crushing and mining operations. The total capital expenditures, including the initial production and ramp-up is estimated at $49.5 million, which includes the modular DMS plants, tailings management module for dry stacked tailings; engineering, procurement, construction management costs; earthworks and civils; site access upgrade, mining preparation and pre-strip, commissioning and ramp-up. The fabrication of the DMS modules, tailing management module, and associated materials handling equipment is advancing.

On February 26, 2024, we announced that the fabrication of the DMS modules, tailing management module, and associated materials handling equipment is progressing on schedule, with delivery to Brazil expected in Q2 2024 and first commissioning and production of high-quality, environmentally sustainable lithium concentrate anticipated in Q4 2024. The manufacturing orders were placed by us in December 2023. By condensing components into modules with significantly reduced footprint and weight versus recent DMS plants, Atlas Lithium plans to streamline installation and commissioning. For example, whereas fully assembled traditional DMS facilities commonly weigh 250-300 tons, the Company’s modular plant is predicted to weigh only approximately 41 tonnes. Modular DMS construction and preassembly are well advanced on the primary 100 tons per hour (tph) module and the secondary 50 tph module. We plan to carry out a full pre-assembly and testing of these two modules before they are shipped to Brazil. We engaged CDM Group as engineering contractor and construction coordinator and ADP Marine & Modular for plant manufacturing, with both of these firms located in South Africa. The manufacturing facility located in South Africa has recently been visited by our technical team and photographs of parts completed and in progress of our modular DMS lithium processing plant under construction can be seen in Figures 3-5 below. Figures 6-8 depict 3-D model views of our planned modular DMS lithium processing plant.

Figure 3: Our modular DMS lithium processing plant under construction.

Figure 4: View of part of our DMS lithium processing plant under construction.

Figure 5: View of part of our modular DMS lithium processing plant under construction.

Figure 6: View of 3-D model of our planned DMS lithium processing plant.

Figure 7: Additional view of 3-D model of our planned DMS lithium processing plant.

Figure 8: Additional view of 3-D Model of our planned DMS lithium processing plant.

34

Drilling Campaign Highlights (drill holes sorted by location)

Shown below are the results from our ongoing Neves Project drilling campaign, which include certain results obtained after December 31, 2023.

Drill Hole	Intercepts	Location
DHAB-39B	1.00% Li2O over 9.1m from 107.4m to 116.6m 1.48% Li2O over 9.0m from 119.2m to 128.2m	Anitta 1

DHAB-44	1.30% Li2O over 17.9m from 141.8m to 159.7m 1.88% Li2O over 9.0m from 150.0m to 159.0m	Anitta 1

DHAB-15	1.40% Li2O over 15.0m from 60.5m to 65.5m 1.83% Li2O over 5.0m from 66.5m to 71.5m	Anitta 1

DHAB-11B	1.57% Li2O over 13.1m from 74.0m to 87.1m 2.25% Li2O over 4.0m from 76.7m to 80.8m 2.00% Li2O over 3.1m from 84.0m to 87.1m	Anitta 1

DHAB-183	1.00% Li2O over 11.0m from 247.0m to 258.0m 1.32% Li2O over 2.1m from 261.7m to 263.8m	Anitta 2

DHAB-77	1.08% Li2O over 3.2m from 65.8m to 69.0m 1.46% Li2O over 14.0m from 70.0m to 84.0m 2.04% Li2O over 5.0m from 70.0m to 75.0m	Anitta 2

DHAB-145EX	1.09% Li2O over 73.85m from 210.0m to 283.8m 1.34%Li2O over 21.0m from 211.0m to 232.0m 2.18%Li20 over 17.0m from 237.0m to 254.0m	Anitta 2

DHAB-190	1.10% Li2O over 17.4m from 136.0 to 153.4m 1.75% Li2O over 3.8m from 139.2 to 143.0m	Anitta 2

DHAB-162	1.13% Li2O over 77.1m from 179.0m to 256.1m 2.71% Li2O over 14.0m from 219.1 to 233.1m	Anitta 2

DHAB-70	1.16% Li2O over 14.9m from 43.8m to 58.6m 1.20% Li2O over 2.4m from 78.3m to 80.7m	Anitta 2

DHAB-104	1.18% Li2O over 11.2m from 95.4m to 106.6m
2.26% Li2O over 2.7m from 97.9m to 100.6m
1.71% Li2O over 3.2m from 103.4m to 106.6m
1.51% Li2O over 84.0m from 113.8 to 197.8m
2.19% Li2O over 5.1m from 127.0m to 132.1m
1.95% Li2O over 13.7m from 137.3m to 151.0m
2.10% Li2O over 14.6m from 155.0m to 169.6m
	2.31% Li2O over 9.1m from 176.2m to 185.3m	Anitta 2

DHAB-85	1.18% Li2O over 47.0m from 7.0m to 54.0m 2.12% Li2O over 7.0m from 13.0m to 20.0m 2.23% Li2O over 10.0m from 24.0m to 34.0m 1.39% Li2O over 4.0m from 40.0m to 44.0m	Anitta 2

DHAB-159	1.27% Li2O over 19.7m from 114.4m to 134.0m	Anitta 2

DHAB-68	1.36% Li2O over 25.4m from 54.2m to 79.6m
2.02% Li2O over 6.5m from 54.2m to 60.2m
4.40% Li2O over 0.6m from 60.2m to 60.7m
1.89% Li2O over 5.0m from 71.5m to 76.5m
	1.89% Li2O over 5.0m from 71.5m to 76.5m	Anitta 2

DHAB-47	2.80% Li2O over 9.9m from 54.2m to 64.1m	Anitta 2

DHAB-356	0.96% Li2O over 12.55 m from 29.15m to 47.70m 1.96% Li2O over 3.40 m from 126.60m to 130.00m	Anitta 3

DHAB-160	0.98% Li2O over 6.0 m from 205.4m to 211.4m 2.23% Li2O over 17.8 m from 216.1m to 233.9m 2.71% Li2O over 14.0 m from 219.1m to 233.1m	Anitta 3

DHAB-354	1.06% Li2O over 11.60 m from 152.60m to 164.20m	Anitta 3

DHAB-185	1.22% Li2O over 56.4m from 7.0m to 63.4m 2.10% Li2O over 6.2m from 8.1m to 140.3m 3.16% Li2O over 4.3m from 16.7m to 21.0m	Anitta 3

DHAB-214	1.25% Li2O over 10.6m from 144.25m to 154.85m 1.70% Li2O over 26.55m from 158.25m to 184.8m 2.12% Li2O over 20.0m from 159.25m to 179.25m	Anitta 3

DHAB-211	1.31% Li2O over 14.89m from 158.92m to 173.81m 1.49% Li2O over 4.6m from 228.7m to 233.3m	Anitta 3

DHAB-347	1.32% Li2O over 42.88 m from 133.12m to176.00m 1.20% Li2O over 9.65 m from 223.35m to 233.00m	Anitta 3

DHAB-220	1.34% Li2O over 9.72m from 201.886m to 211.6m	Anitta 3

DHAB-206	1.40% Li2O over 6.2m from 179.2 to 283.42	Anitta 3

DHAB-200	1.43% Li2O over 27.8m from 64.5m to 92.4m 1.49% Li2O over 15.0m from 192.5m to 207.5m	Anitta 3

DHAB-345	1.44% Li2O over 47.00 m from 59.00m to 106.00m	Anitta 3

DHAB-369	1.47% Li2O over 16.00 m from 114.00m to 130.00m	Anitta 3

DHAB-339	1.52% Li2O over 20.90 m from 82.00m to102.90m 1.70% Li2O over 9.00 m from 162.00m to 171.00m	Anitta 3

DHAB-208	1.64% Li2O over 18.0m from 67.56m to 85.56m 1.61% Li2O over 5.71m from 190.39m to 196.1m	Anitta 3

DHAB-362	1.41% Li2O over 6.30 m from 101.85m to 108.35m	Anitta 4

DHAB-353	1.41% Li2O over 7.63 m from 79.37m to 87.00m	Anitta 4

Our drilling and sampling follow strict best practices established under industry-standard quality assurance and quality control protocols. All lithium samples are analyzed at SGS-Geosol, an established analytical laboratory used by mining companies in Brazil. Normally geochemical results are obtained from SGS-Geosol three weeks after submission of the samples for analysis.

Metallurgical Report

On April 24, 2023, we announced the receipt of the metallurgical report (the “Metallurgical Report”) from SGS-Geosol for studies performed over several months on a representative ore sample from our Neves Project. The Metallurgical Report showed that a very high grade of 7.22% was achieved for heavy liquid separation. Commercial-grade lithium concentrate was obtained from our representative sample using standard dense media separation, a gravity-based approach which does not use any harmful chemicals or flotation. The Metallurgical Report also showed final lithium concentrate grading of 6.04% Li2O with only 0.53% Fe2O3, and a lithium recovery of 70%. Our desired target was the production of concentrate grading 6.0% Li2O with less than 1.0% Fe2O3, and these targets were exceeded.

The Metallurgical Report will become a chapter in the Maiden Resource Report described above. The Metallurgical Report also allows SGS-Geosol to begin work towards a Preliminary Economic Assessment of the Neves Project which is a technical study expected to be issued after the Maiden Resource Report.

Business Development Update

Mitsui & Co., Ltd.

On January 18, 2023, we announced that we had signed a non-binding, non-exclusive Memorandum of Understanding (“MOU”) with Mitsui & Co., Ltd. (“Mitsui”) with respect to Mitsui’s potential interest in acquiring the right to purchase our future lithium concentrate production. In November 2023, we entered into the Chengxin and Yahua agreements, described below, at which time we ceased discussions with Mitsui regarding a potential offtake arrangement as contemplated by the MOU. We have continued discussions with Mitsui regarding other possible strategic opportunities and/or partnerships.

Lithium Royalty Corp. Royalty Agreement

On May 2, 2023, our 99.9% owned subsidiary, Atlas Litio Brasil Ltda. (“Atlas Brasil”), entered into a written agreement pursuant to which it sold a royalty interest equaling 3% of the future gross revenue from the sale of products from certain 19 mineral rights and properties owned by Atlas Brasil and located in Brazil, to Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”), for $20,000,000 in cash.

The royalty will be calculated, and royalty payment will be made, on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products. Atlas Brasil also granted LRC an option to purchase additional royalty interests with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions, at a total purchase price of $5,000,000.

Chengxin and Yahua Agreements

On November 29, 2023, we entered into Offtake and Sales Agreements (the “Offtake Agreements”) with each of Sichuan Yahua Industrial Group Co., Ltd. and Sheng Wei Zhi Yuan International Limited, a subsidiary of Shenzhen Chengxin Lithium Group Co., Ltd., pursuant to which we agreed, for a period of five years, to sell to each of the buyers 60,000 dry metric tons of lithium concentrate per year, subject to our ability to increase or decrease such quantity by up to ten percent (10%) each year. The price for the lithium concentrate is determined according to a formula as set forth in the Offtake Agreements. Each of the buyers agreed to invest $5 million into shares of our common stock at $29.77, and when we receive final permits, to invest an additional $20 million as offtake pre-payment for future deliveries of the lithium concentrate after we obtain customary licenses. Each pre-payment amount will be used to offset the buyer’s future payment obligations under the Offtake Agreements.

Results of Operations

Fiscal Year Ended December 31, 2023, Compared to Fiscal Year Ended December 31, 2022

Revenue for the year ended December 31, 2023, totaled $0, compared to revenue of $6,765 during the year ended December 31, 2022, representing a decrease of 100%. Revenue in 2022 was comprised solely of sales of industrial sand that we mined in one of our mineral rights. Industrial sand is a residual business line, as we are primarily focused on our lithium exploration program. In December 2022, we ceased operations of our industrial sand business line.

Cost of goods sold for the year ended December 31, 2023, totaled $0, as compared to cost of goods sold of $63,548 during the year ended December 31, 2022, representing a decrease of 100%. Cost of goods sold is primarily comprised of labor, fuel, repairs and maintenance on our mining equipment. The cost of goods sold in 2022 related to industrial sand production.

Gross loss for the year ended December 31, 2023, totaled $0, compared to gross loss of $56,783 during the year ended December 31, 2022, representing decrease of 100%.

Operating expenses for the year ended December 31, 2023, totaled $42,588,044, compared to operating expenses of $5,446,984 during the year ended December 31, 2022, representing an increase of 682%. The increase was mostly due to increases in general and administrative expenses, stock-based compensation expense and exploration expenses, as described below.

General and administrative expenses increased by 278%, from $2,722,197 for the year ended December 31, 2022, to $10,303,340 for the year ended December 31, 2023, mainly due to:

●	approximately $1,030,000 in non-recurring transaction costs associated with our public offering in January 2023 in connection with the listing of our common stock on the Nasdaq Capital Market.,
●	higher compensation costs due to the increase in employee headcount approximately of $1,940,000,
●	increased legal fees of approximately of $1,160,000,
●	consulting expenses approximately $1,950,000.

Stock-based compensation expense for the year ended December 31, 2023, was $15,609,698, compared to $2,269,566 in the prior year, an increase of 588%. The increase was primarily due to the increase in the market price of our common stock and an increase in stock-based compensation awarded to new members of our management team.

Exploration expenses for the year ended December 31, 2023, were $16,553,830, compared to $0 for the year ended December 31, 2022. The increase was primarily due to increased exploration activities related to the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Other expense (income) for the year ended December 31, 2023, totaled a net $45,876, compared to $155,812 during the year ended December 31, 2022, representing a decrease of other expense of 71%. The decrease is mainly due to non-cash fair value adjustments and interest received from cash deposits during 2023.

As a result, we incurred a net loss attributable to our stockholders of $41,393,525, or $4.11 per share, for the year ended December 31, 2023, compared to a net loss attributable to our stockholders of $4,628,520, or $1.00 per share, during the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of December 31, 2023, we had cash and cash equivalents of $29,549,927 and working capital of $24,044,931, compared to cash and cash equivalents $280,525 and a working capital deficit of $2,452,553 as of December 31, 2022. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through March 2025. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities totaled $5,029,318 for the year ended December 31, 2023, compared to net cash used of $1,480,530 during the year ended December 31, 2022, representing an increase in cash used of $3,548,788, or 240%. The increase was primarily due to the net loss in the period offset by proceeds from the sale of future royalties.

Net cash used in investing activities totaled $7,082,467 for the year ended December 31, 2023, compared to net cash used of $2,846,356 during the year ended December 31, 2022, representing an increase in cash used of $4,236,111, or 149%. The increase is mainly due to cash advances for the lithium processing plant construction during 2023.

Net cash provided by financing activities totaled $41,214,684 for the year ended December 31, 2023, compared to $4,502,356 during the year ended December 31, 2022, representing an increase in cash provided of $36,712,328, or 815%. The increase is due to net proceeds from the sales of common stock of $31,214,660 and from the issuance of convertible debt in the amount of $10,000,024, as described below under Financing Activities.

We currently have no off-balance sheet arrangements.

Financing Activities

●	On January 12, 2023, we completed our firm underwritten public offering of 776,250 shares of our common stock (which includes the shares subject to the over-allotment option, exercised by the underwriter in full), for aggregate gross proceeds of $4,657,500 (prior to deducting any underwriting discounts, commissions, and other offering expenses).

●	On January 30, 2023, we raised an aggregate of $4 million in gross proceeds from the sale of 640,000 shares of its common stock in transaction exempt under Regulation S of the Securities Act.

●	On July 18, 2023, we consummated a transaction with four investors, pursuant to which we agreed to issue and sell to the investors in a Regulation S private placement an aggregate of 526,317 restricted shares of our common stock. The purchase price for the shares was $19.00 per share, for total gross proceeds of $10,000,023.

●	On November 7, 2023, we issued convertible promissory notes with an aggregate total principal amount of $20,000,000, accruing interest at a rate of 6.5% per annum, in a private placement in reliance upon the exemption from registration provided by Regulation D under the Securities Act. The notes are convertible into shares of our common stock at the option of the holders at any time up until the maturity date at a conversion price of $28.224 per share. The notes will mature on November 24, 2026.

●	On November 29, 2023, we entered into two securities purchase agreements with certain accredited investors pursuant to which we agreed to sell and issue 167,954 shares of its common stock, to each of the investors in a registered direct offering at a purchase price of $29.77 per share. The total gross proceeds from the registered offering were $10,000,000.

●	Additionally, during the 2023, we sold an aggregate of 192,817 shares of common stock to Triton Funds, LP for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between us and Triton Funds, LP, dated February 26, 2021.

Currency Risk

We operate primarily in Brazil, which exposes us to currency risks. Our business activities may generate intercompany receivables or payables that are in a currency other than the functional currency of the entity. Changes in exchange rates from the time the activity occurs to the time payments are made may result in it receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

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

Critical Accounting Polices and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of American (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

The processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of five years; and computer and other office equipment over an estimated useful life of five years.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2023, and 2022, we did not recognize any impairment losses related to mineral properties held.

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

Stock-Based Compensation

We measure and records stock-based compensation expense in accordance with ASC Topic 718 for share-based payments related to stock options, restricted stock, and performance-based awards granted to certain directors, employees and consultants. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options and performance awards without a market condition is estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards and stock options with a market condition is estimated at the date of grant, using the Monte Carlo Simulation model. The fair value of restricted stock awards with a required lock-up period without a market condition is estimated at the date of grant, using the Hull-White Lattice (binomial) model. The Black-Scholes, Monte Carlo Simulation, and Hull-White Lattice valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate, illiquidity discount, and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our common stock while the volatility for restricted stock awards with a market condition is based on the historical volatility of our own stock and the stock of companies within our defined peer group.

Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the valuation models may not provide an accurate measure of the fair value of our stock options, restricted stock and performance-based awards. Although the fair value of stock options and restricted stock awards is determined in accordance with ASC Topic 718, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU 2021-01, Reference Rate Reform (Topic 848): Scope was issued which broadened the scope of ASU 2020-04 to include certain derivative instruments. In December 2022, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, was issued which deferred the sunset date of ASU 2020-04. The guidance is effective for all entities as of March 12, 2020, through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis.

There has been no significant effect that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Accounting Standards Updates to Become Effective in Future Period

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. On the basis of that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023, at a reasonable assurance level.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Since we are a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management’s report on internal controls.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in 2023 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that our internal control over financial reporting will detect all errors or fraud. However, our control systems have been designed to provide reasonable assurance of achieving their objectives.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Annual Report concerning our directors and executive officers:

Name	Age	Position
Marc Fogassa	57	Chairman, Chief Executive Officer, Director
Ambassador Robert Noriega	64	Independent Director, Member of the Audit Committee
Cassiopeia Olson, Esq.	46	Independent Director, Member of the Audit Committee
Stephen R. Petersen, CFA	68	Independent Director, Member of the Audit Committee
Gustavo Pereira de Aguiar	41	Chief Financial Officer, Treasurer, Principal Accounting Officer
Igor Tkachenko	38	Vice President, Corporate Strategy
Nicholas Rowley	39	Vice-President, Business Development

Marc Fogassa, age 57, has been a director and our Chairman and Chief Executive Officer since 2012. He has extensive experience in venture capital and public company chief executive management. He has served on boards of directors of multiple private companies in various industries, and has been invited to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master of Business Administration degree in 1999 with Second-Year Honors. At Harvard Business School, he was Co-President of the Venture Capital and Private Equity Club. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. Mr. Fogassa is also the Chairman and Chief Executive Officer of Jupiter Gold Corporation, and Chairman and Chief Executive Officer of Apollo Resources Corporation, two of our consolidated subsidiaries. Marc Fogassa serves as a director because of his experience in the management of public companies in mineral exploration and his understanding of Brazil, the jurisdiction where we operate.

Ambassador Roger Noriega, age 65, has been an independent director since 2012, and member of the Audit Committee of the Board of Directors since 2021. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Senate as U.S. Assistant Secretary of State and served from 2003 to 2005. In that capacity, Amb. Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Amb. Noriega served as U.S. Ambassador to the Organization of American States from 2001 to 2003. Since 2009, Amb. Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Amb. Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. Ambassador Noriega serves as a director because of his experience in complex multi-jurisdictional agreements and his business and diplomatic experience with Brazil.

Cassiopeia Olson, Esq., age 46, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 2021. She is an attorney with extensive experience in international contracts, securities law and venture negotiations. She has represented or engaged in transactions with leading companies in the biomedical, technology and products and services sectors. From 2013 to 2017, Ms. Olson was at Kaplowitz Firm P.C. and from 2017 to January 2020, she was an attorney with the Crone Law Group. From February 2020 to May 2022 Ms. Olson was an attorney with Ellenoff Grossman & Schole LP. She has been with Mitchell Silberberg & Knupp since May of 2022. She received a B.A. in Economics and Finance from Loyola University in Chicago, and a J.D. from The John Marshall School of Law. Ms. Olson serves as a director because of her experience with working with large multinational companies in complex transactions and her knowledge of U.S. securities law.

Stephen R. Petersen, CFA, age 68, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 2021. Mr. Petersen over 40 years of experience in the capital markets and investment management. Since 2013, he has been a Managing Director and member of the Investment Committee at Prio Wealth, an independent investment management firm with over $3 billion in assets under management. Previously, Mr. Petersen served as Senior Vice President, Investments at Fidelity Investments for approximately 32 years. During his tenure at Fidelity, Mr. Petersen served as a Portfolio Manager and Group Leader of The Fidelity Management Trust Company and was responsible for managing several equity income and balanced mutual funds such as Fidelity Equity Income Fund (1993-2011), Fidelity Balanced Fund (1996-1997), Fidelity VIP Equity-Income Fund (1997-2011), Fidelity Puritan Fund (2000-2007), Fidelity Advisor Equity-Income Fund (2009-2011), and Fidelity Equity-Income II (2009-2011). He began his career at Fidelity as an Equity Analyst. Mr. Petersen received a B.B.A. in Finance and an M.S. in Finance from the University of Wisconsin-Madison. Mr. Petersen serves on the Board of the University of Wisconsin Foundation and Chairs its Investment Committee. He also is Co-Chair of the Executive Committee for the Catholic Schools Foundation Inner-City Scholarship Fund. Mr. Petersen is a Chartered Financial Analyst. Mr. Petersen serve as a director because of his experience with capital markets and his knowledge of finance including expertise with financial statements.

Gustavo Pereira de Aguiar, age 41, has been our Chief Financial Officer, Principal Accounting Officer, and Treasurer since 2022. From 2016 until 2022, Mr. Aguiar was the Controller of Jaguar Mining, Inc., a Canadian publicly traded company with two producing gold mines in the state of Minas Gerais in Brazil. From 2013 to 2016, Mr. Aguiar was Controller at Grupo Orguel, an enterprise in the construction equipment rental sector in Brazil which received funding from Carlyle, a U.S. private equity group, and from 2010 to 2013, Mr. Aguiar worked at Mirabella Mineração, which at the time was developing its nickel project in the state of Bahia in Brazil. From 2006 to 2010, Mr. Aguiar was an auditor with Deloitte in Brazil. Mr. Aguiar has undergraduate degrees in Business Administration and in Accounting from Universidade FUMEC in Brazil. He has an executive MBA and further post-graduate education in finance from Fundação Dom Cabral in Brazil. Mr. Aguiar is fluent in Portuguese and English and is a licensed accountant in Brazil.

Igor Tkachenko, age 38, has been our Vice President, Corporate Strategy since 2023. Igor Tkachenko, a Ukrainian-American and a US-trained physician, has served as a strategic advisor to us since 2021, lending his leadership talents and private sector experience to further the company’s mission to become a leading hard-rock lithium provider for the green energy transition. In 2022, Igor Tkachenko began consulting for us as our Director of Strategic Development, overseeing the rapid expansion of our investor relations efforts. He participated in the design and execution of our organizational growth strategy that led to our successful up-listing to Nasdaq in January 2023. Mr. Tkachenko graduated from the emergency medicine residency in 2019, after which he worked clinically at the University of Tennessee Medical Center and served as a Clinical Assistant Professor at the University of Tennessee Graduate School of Medicine. Mr. Tkachenko transitioned from his academic role to take on an executive position at the Company and began serving as our Vice President of Corporate Strategy in 2023. His education includes a Bachelor of Science (Summa Cum Laude) and a Doctor of Medicine degrees.

Nicholas Rowley, age 39, has been our Vice-President, Business Development since 2023. Mr. Rowley is an experienced corporate executive with a strong financial background with over 18 years’ experience specializing in marketing and sales of various raw materials, corporate advisory, M&A transactions and equities markets. Mr. Rowley most recently served as Director – Corporate Development of Galaxy Resources Limited, an ASX-listed lithium company from 2014 until 2021. Mr. Rowley through this role saw the implementation and closing of the A$6 billion merger with Orocobre Limited, to create the world’s fifth largest lithium producer Allkem (ASX: AKE) in mid-2021 now Arcadium Lithium Plc (Nasdaq: ATLM). Mr. Rowley has a strong understanding of the international lithium market having traded various lithium minerals over the last 10 years. Having overseen the marketing and sales division at Galaxy Resources since the restart of the Mt. Cattlin project in 2016, he has been integral in building the supply chain from Australia through to Asia over that time.

Additionally, on March 19, 2024, the Board appointed Brian Talbot, age 51, as our Chief Operating Officer and as a member of our Board, effective as of April 1, 2024. Most recently, Mr. Talbot was the founder and director of RTEK International DMCC (“RTEK”), a consulting firm that advises lithium developers and producers. From July 2022 to September 2023, Mr. Talbot was the Chief Operating Officer at Sigma Lithium Corporation (“Sigma”), a Canadian lithium producer with operations in Brazil. At Sigma, he oversaw the development of Sigma’s flagship Grota do Cirilo project from construction through commissioning and operations. From 2017 to 2022, Mr. Talbot held positions as General Manager and Head of Australian Operations at Galaxy Resources, an entity which is now part of Arcadium Lithium PLC, one of the world’s largest fully integrated lithium companies. While at Galaxy Resources, Mr. Talbot was instrumental in increasing the production at Mt. Cattlin (a hard-rock lithium mine in Ravensthorpe, Western Australia) which resulted in record production. Mr. Talbot brings to the board an extensive track record as a technical and operational leader throughout his career with over 30 years of experience in mining operations. In particular, his extensive experience in DMS (dense media separation) plant development and operation, including designing, planning, building, and managing profitable mining operations globally, will be significant assets to the board. Mr. Talbot holds a bachelor’s degree in chemical engineering with Honors from the University of Witwatersrand, South Africa.

Board Composition

Our Board of Directors currently is composed of four members, Ambassador Roger Noriega, Cassiopeia Olson, Esq., Stephen R. Petersen, CFA, and Marc Fogassa. As noted above, Brian Talbot has been appointed to the Board of Directors, effective as of April 1, 2024.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Director Independence

We currently have three independent directors on our Board of Directors. We use the definition of “independence” found in the Listing Rules of the Nasdaq Stock Market (“Nasdaq”) to make this determination.

Our Board of Directors has undertaken a review of the independence of each director and will review the independence of any new directors based on information provided by each director concerning their background, employment, and affiliations, in order to make a determination of independence. Our Board of Directors has determined that each of Ambassador Noriega, Mr. Petersen and Ms. Olson is independent.

Board Diversity

Nasdaq has adopted certain governance and disclosure rules regarding diversity of listed companies’ boards of directors. As a company with a board of directors of five or fewer members, we are required to have at least one member of our Board who is “diverse” as defined in the Nasdaq rules, and as shown below, we have met the Nasdaq’s diversity objective. The following is our Board Diversity Matrix as of the date of this Annual Report. To see our Board Diversity Matrix as of March 30, 2023, please see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2022.

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

Committees of our Board of Directors

Our Board of Directors has established three standing committees - the Audit Committee, the Compensation Committee, and the Nominations Committee.

Audit Committee

Nasdaq listing rules require that our Audit Committee be composed of at least three members all of whom are “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. As of the date hereof, our Audit Committee was composed of Ambassador Noriega, Mr. Petersen and Ms. Olson, each of whom have been affirmatively determined by our Board of Directors to meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 and Nasdaq rules.

The Board has determined that Mr. Petersen qualifies as an “audit committee financial expert” as defined in Item 407(e)(5) of Regulation S-K.

Compensation Committee and Nominations Committee

Nasdaq listing rules require that our Compensation Committee and Nominations Committee be composed solely of independent directors. At this time, our Nominations Committee and Compensation Committee are both comprised solely of independent directors. As of the date hereof, the members of each of our Nominations Committee and Compensation Committee are:

Compensation Committee	Nominations Committee
Ambassador Roger Noriega	Cassiopeia Olson, Esq.
Cassiopeia Olson, Esq.	Stephen R. Petersen, CFA

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

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website.

Controlled Company

As of December 31, 2023, Marc Fogassa, our Chief Executive Officer and Chairman, controlled approximately 68.1% of the voting power of our capital stock, and therefore we are a “controlled company,” as such term is defined under the Nasdaq Listing Rules. We currently do not rely on the controlled company exemptions provided under the Nasdaq Listing Rules, but we may do so in the future.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

This section discusses the material components of the executive compensation program in the fiscal year ended December 31, 2023, for our “named executive officers.” As a smaller reporting company, the SEC defines our named executive officers as (i) our Chief Executive Officer; (ii) our two most highly compensated executive officers other than the Chief Executive Officer, who were serving as such as of December 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact they were not serving as an executive officer at the end of the year. We have identified the following individuals as our named executive officers according to this definition:

●	Marc Fogassa, our Chief Executive Officer and Chairman;
●	Gustavo Aguiar, our Chief Financial Officer;
●	Igor Tkachenko, our Vice President of Corporate Strategy; and
●	Brian Bernier, our Vice President of Investor Relations.

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead us. The compensation packages for Atlas Lithium’s named executive officers generally include a base salary, an annual cash bonus and equity.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Marc Fogassa, Chairman and	2023	-				607,786	(3)	2,133,410	(4)	453,752	(3)	34,645	3,229,593
Chief Executive Officer	2022	-		177,751		177,751		743,414		177,751		33,643	1,310,310
Gustavo Aguiar,	2023	133,692	(5)	-		-		-		47,520	(6)	3,476	184,688
Chief Financial Officer	2022	80,903		-		464,549	(7)	-		70,000		-	615,542
Brian Bernier,	2023	-		341,900	(8)	164,659	(98)	-		-		-	506,559
VP, Investor Relations	2022	100,000		24,900		30,000		-		-		-	154,900
Igor Tkachenko, VP, Corporate Strategy	2023	210,000	(10)	-		4,234,498	(119)	-		-		-	4,444,498

(1)	The amounts in these columns reflect the aggregate grant date fair value of stock awards and stock options calculated in accordance with FASB ASC Topic 718. Please see Note 5 to the consolidated financial statements for the year ended December 31, 2023, contained in this Annual Report for the assumptions used in the calculation of grant date fair values pursuant to FASB ASC Topic 718.

(2)	All Other Compensation includes disability, medical, dental and vision insurance coverage benefits.

53

(3)

Pursuant to the terms of Mr. Fogassa’s amended and restated employment agreement, his performance bonus for each calendar year is earned when the level of achievement is determined by the Board in the calendar year following the corresponding performance year. Such an amount is paid half in cash and half in fully-vested shares of common stock granted after the performance bonus is determined. The amount shown in the Stock Awards column for 2023 represents the grant of fully vested shares of common stock during calendar year 2023 for performance in the calendar year 2022. The grant of the Stock Award for calendar year 2023 performance was approved and granted by Board in calendar 2024 and will be disclosed in the proxy statement for calendar year 2024.

(4)	Represents options to purchase 30,000 shares of Series D Convertible Preferred Stock. All of the options to purchase Series D Convertible Preferred Stock have been exercised and there are no such options currently outstanding.

(5)	Represents Mr. Pereira de Aguiar’s base salary of $9,500 per month through August 31, 2024, and his base salary of $15,000 per month, effective as of September 1, 2023, as described below.

(6)	Pursuant to his employment agreement, Mr. Pereira de Aguiar is entitled to a cash bonus tied to certain performance metrics.

(7)	Represents 85,019 restricted shares of common stock, in the form of restricted stock units, as described under the “Gustavo Pereira de Aguiar Agreement” discussion below.

(8)	Pursuant to his employment agreement, Mr. Bernier is eligible to receive bonuses provided at our discretion.

(9)	In 2023, Mr. Bernier received (i) 1,456 fully vested shares of common stock as monthly compensation from January 2023 to May 2023 and (iii) a grant of 5,600 restricted stock units which vest annually over four years beginning June 1, 2024.

(10)	Mr. Tkachenko was appointed Vice President, Corporate Strategy in September 2023 and the amount shown represents a pro-ration of his annual base salary of $420,000.

(11)	Represents 80,000 shares of common stock granted to Mr. Tkachenko as a bonus during his consultancy period, prior to becoming an executive officer, and 40,533 shares issued pursuant to Mr. Tkachenko’s employment agreement based on us achieving certain market capitalization milestones.

Narrative to Summary Compensation Table

Marc Fogassa Agreement

On December 31, 2020, our Board approved an amendment and restatement of the employment agreement between us and Marc Fogassa, our Chief Executive Officer (the “A&R Employment Agreement”). Under the A&R Employment agreement, Mr. Fogassa no longer received a salary payable in cash, which under the terms of the prior agreement was for an amount of $250,000 per annum. Instead, he was to be granted non-qualified stock options to purchase 33,333 shares of common stock at an exercise price of $0.0075 per share. Pursuant to the A&R Employment Agreement, Mr. Fogassa is also entitled to incentive compensation payable half in cash and half in fully vested shares of common stock upon achievement of certain book value metrics, as set forth in the A&R Employment Agreement.

Under the A&R Employment Agreement, Mr. Fogassa is entitled to a housing benefit of up to $5,000 per month for a primary or secondary residence out of the United States. We shall pay all costs of reasonable medical, dental, vision, long-term disability, and short-term disability to Mr. Fogassa, and to his spouse or partner and children under the age of 21, at reasonable plans chosen by Mr. Fogassa. Unless declined by Mr. Fogassa, we shall pay the annual premium costs of a life insurance policy for Mr. Fogassa in the amount of $5,000,000 for payment to his designated beneficiaries. In the event of a termination of employment by us, we shall immediately make a payment to Mr. Fogassa equal to $500,000. If upon the completion of a change of control, or other corporate event, Mr. Fogassa is no longer our Chief Executive Officer, or the Chief Executive Officer of our new controlling person, as the case may be, then we shall immediately make a payment to Mr. Fogassa equal to $2,000,000.

In September 2021, the Board determined to allow Mr. Fogassa, as his election, to receive monthly grants of stock options to purchase shares of the Series D Convertible Preferred Stock in lieu of the options to purchase common stock as described above, and in 2023, Mr. Fogassa was granted stock options to purchase 2,500 shares of Series D Convertible Preferred Stock each month. In December 2023, the Board approved Mr. Fogassa receiving such stock option compensation on an annual, rather than monthly, basis. Additionally, Mr. Fogassa elected to begin again receiving options to purchase shares of common stock, and in 2024, Mr. Fogassa was granted an annual award of stock options to purchase 399,966 shares of common stock pursuant to these actions.

Gustavo Pereira de Aguiar Agreement

On March 15, 2022, Gustavo Pereira de Aguiar, our Chief Financial Officer, entered into an agreement with us, effective March 16, 2022 (the “Start Date”), pursuant to with Mr. Aguiar is providing services to us (the “GPA Employment Agreement”).

Under the GPA Employment Agreement, Mr. Pereira de Aguiar received a signing bonus totaling $25,000, and was entitled to base cash compensation of $9,500 per month and a maximum annual bonus of $45,000, with the amount received conditioned on the filing by us, on an annual basis, of one Form 10-K and three Forms 10-Q with the SEC. Further, on the Start Date, for the purchase price of $1.00, Mr. Pereira de Aguiar was to be granted 85,019 shares of common stock that would vest over four years in four tranches. In satisfaction of Mr. Pereira de Aguiar’s right to receive such shares, we have granted him an equity award in the form of 85,019 restricted stock units (“RSUs” and the RSU grant, the “GPA RSU Grant”), which vests over four years in four tranches. The first and the second tranche of the GPA RSU Grant vested on March 16, 2023, and [March 15, 2024], respectively and Mr. Pereira de Aguiar was issued 21,255 shares of our common stock on each respective vesting date

The agreement is terminable at any time by mutual agreement of the parties and at any time for any reason or no reason by either party, with prior written notice of thirty days to the other party; provided, that if Mr. Pereira de Aguiar’s employment is terminated for any reason by us other than gross negligence or willful malfeasance, the GPA Grant shall be deemed to be fully vested immediately upon such termination. The agreement provided for a payment of $60,000 if such termination occurred before the first-year anniversary of the Start Date, and a payment of $30,000 if such termination occurred before the second anniversary of the Start Date. If we terminate the GPA Employment Agreement for gross negligence or willful malfeasance, then the portion of the GPA Grant which is not yet vested shall be deemed to be forfeited.

In December 2023, the Board approved certain amendments to Mr. Pereira de Aguiar’s compensation, pursuant to which, (i) effective September 1, 2023, he is entitled to a base salary of $15,000 per month, (ii) for calendar year 2024, Mr. Pereira de Aguiar’s performance-based bonus will entitle him to earn a cash payment equal to five times his then monthly salary upon the achievement of certain goals related to his duties as Chief Financial Officer, and (iii) his GPA Grant was amended to provide for immediate vesting upon a change in control.

Igor Tkachenko Agreement

On September 30, 2023, we entered into an employment agreement with Igor Tkachenko that provides for a term through December 31, 2026, subject to renewal by mutual consent. The agreement provides that Mr. Tkachenko will serve as our Vice President of Corporate Strategy and will be entitled to a base salary of $420,000 per year. Additionally, Mr. Tkachenko will have the right to receive shares of our common stock equal to 0.2% of the shares of common stock then outstanding when and if our market capitalization reaches $200 million, $300 million, $400 million, $500 million, $600 million, $800 million and $1 billion. The agreement further provides that in the event that we undergo a change in control (as defined in our 2023 Stock Incentive Plan) and any of the foregoing performance requirements have not been met, Mr. Tkachenko’s right to receive such shares will be accelerated. The agreement also contains a non-compete provision pursuant to which Mr. Tkachenko has agreed not to engage in competitive activities during his employment period and for a period of one year thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2023:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Marc Fogassa	-	-	-	-	-	-		-	-		-
Gustavo Aguiar						63,764	(2)	1,994,545
Igor Tkachenko									127,635	(3)	3,992,485
Brian Bernier						5,600	(4)	175,168

(1)	All amounts are based on the closing price of our common stock on December 29, 2023, of $31.28.
(2)	Represents restricted stock units, 21,255 of which vest on each of March 16, 2024, and March 16, 2025, and 21,254 of which vest on March 16, 2026.
(3)	Represents the aggregate number of shares of our common stock that Mr. Tkachenko is entitled to receive pursuant to his employment agreement, if and when our market capitalization reaches $400 million, $500 million, $600 million, $800 million, and $1 billion.
(4)	Represents restricted stock units which vest over four years in four equal tranches beginning June 1, 2024.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2023, that we paid to each director other than our Chief Executive Officer, whose compensation is fully reflected in the Summary Compensation Table set forth above. We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table. No other or additional compensation for services were paid to any of the directors. In December 2023, the Board of Directors approved a new compensation plan for directors, beginning in 2024, pursuant to which each director shall receive options to purchase 10,000 shares of our common stock, which will vest monthly in equal increments over a one-year period.

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($) (1)		Option Compensation ($) (1)			Total ($)
Ambassador Roger Noriega				$374,356	(2)		$374,356
Cassiopeia Olson, Esq.		$6,000	(3)	$-		$	$6,000
Stephen R. Petersen, CFA		$6,000	(3)	$-		$	$6,000

(1) The amounts in these columns reflect the aggregate grant date fair values of shares of common stock and stock options granted in 2023 to each director calculated in accordance with FASB ASC Topic 718. Please see Note 5 to the consolidated financial statements for the year ended December 31, 2023, contained in this Annual Report for the assumptions used in the calculation of grant date fair value pursuant to FASB ASC Topic 718.

(2) Ambassador Noriega was party to a compensation arrangement with the Company pursuant to which he is entitled to receive, on a quarterly basis, ten-year non-qualified stock options to purchase up to 20,000 shares of our common stock at an exercise price equal to $0.0075 per share.

On September 15, 2021, our Board approved a change to the arrangement that allows Ambassador Noriega the choice to elect to receive the compensation in either options to purchase our common stock or to an equivalent number of options to purchase Series D Convertible Preferred Stock. In 2023, Ambassador Noriega received options to purchase 6,000 shares of Series D Convertible Preferred Stock pursuant to this election. All of such options were exercised in 2023, and Ambassador Noriega converted the shares of Series D Convertible Preferred Stock were converted into shares of our common stock. The compensation arrangement with Ambassador Noriega was terminated in connection with the approval of the new compensation plan for directors noted above.

(3) Ms. Olson and Mr. Petersen had the right to receive $6,000 in cash each for services as a director during 2023. Both were given a choice and opted to receive shares of our common stock at the then public market price instead of cash. Beginning in 2024, Ms. Olson and Mr. Petersen will receive the compensation under the new compensation plan for directors noted above.

Equity Compensation Plan

On May 25, 2023, the Board of Directors approved, and our majority stockholder ratified and confirmed the adoption of the 2023 Stock Incentive Plan. The table below sets forth certain information as of December 31, 2023, with respect to the 2023 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column “(a)”) (c)

Equity compensation plans approved by security holders (2023 Stock Incentive Plan)	1,167,652	(i)	$	nil	(ii)	426,274
Total	1,167,652			$-		426,274

(i) 1,167,652 in restricted stock awards with common stock to be issued upon fulfillment of a variety of time, market and performance vesting conditions.

(ii) Includes only the weighted-average exercise price of the outstanding options, as the restricted stock awards have no associated exercise price.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, our directors, executive officers and any persons holding more than 10% of our common stock are required to report initial ownership of our common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and we are required to disclose in this Annual Report any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, we are aware of the following: (i) Nicholas Rowley filed a late Form 3 after being appointed as our Vice President, Business Development; (ii) each of the following persons, all of whom ceased to be officers subject to the reporting requirements of Section 16 in December 2023, failed to file two Forms 4, each of which reported one transaction: Brian Bernier, Joel de Paiva Monteiro, Volodymyr Myadzel, and Areli Nogueira da Silva Júnior; (iii) Marc Fogassa reported five transactions-late, each of which should have been reported on a separate Form 4; (iv) Stephen R. Petersen failed to file three Forms 4, each reporting one transaction; (v) Cassiopeia Olson failed to file one Form 4 reporting one transaction; (vi) Roger Noriega filed three late Forms 4, each reporting one transaction. All of the transactions that should have been reported on a Form 4 have since been reported on a late year-end report on Form 5.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock and securities convertible into our common stock within 60 days of the March 22, 2024, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each named executive officer and director; and (iii) all officers and directors as a group. As of March 22, 2024, there were 12,769,581 outstanding shares of our common stock.

Name and Address of Beneficial	Common Stock (2)		Series A Preferred Stock (3)		Combined Voting Power
Owner (1)	Number	%	Number	%	Number(4)	%(5)
Directors and Named Executive Officers:
Marc Fogassa(6)	4,583,631	35.4%	1	100%	4,583,632	68.3%
Ambassador Roger Noriega(7)	391,368	3.1%	-	-	391,368	1.5%
Cassiopeia Olson, Esq.(8)	15,904	*	-	-	15,904	*
Stephen R. Petersen, CFA(9)	38,475	*	-	-	38,475	*
Gustavo Pereira de Aguiar	42,510	*	-	-	42,510	*
Igor Tkachenko	179,255	1.4%			179,255	*
Brian W. Bernier	45,033	*	-	-	45,033	*
All executive officers and directors (7 persons)(10)	5,296,176	40.8%	1	100%	5,296,177	80.0%
Over 5% Stockholders:
Antonis Palikrousis (11)	771,038	6.0%			771,038	3.0%

(1)	The mailing address of each of the officers and directors as set forth above is c/o Atlas Lithium Corporation,1200 N. Federal Hwy, Suite 200, Boca Raton, Florida 33432, United States. The mailing address of Antonis Palikrousis is Flat 507, Sunlight Tower Amin Bin, Yasir Street, Al Qasmiya Sharjah, United Arab Emirates.
(2)	Each share of common stock is entitled to one vote.
(3)	The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Series A Preferred”) provides that for so long as Series A Preferred is issued and outstanding, the holders of Series A Preferred shall vote together as a single class with the holders of common stock, with the holders of Series A Preferred being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one share of Series A Preferred is convertible into one share of common stock and may be converted at any time at the election of the holder. The one issued and outstanding share of Series A Preferred has been held by Marc Fogassa since 2012.
(4)	Represents shares and rights on an as converted to common stock basis.
(5)	Represents percentage of voting power of our common stock and Series A Preferred (on an as converted basis) voting together as a single class. As of March 27, 2024, 12,769,581 shares of our common stock were issued and outstanding, and one share of our Series A Preferred was issued and outstanding.
(6)	Consists of 4,400,638 shares of our common stock owned by Marc Fogassa and his affiliates, 16,328 shares of common stock earned by Mr. Fogassa in respect of our performance in 2023 and contractually owed pursuant to his December 2020 employment agreement, which he has the right to receive within 60 days; 166,665 shares of common stock underlying compensatory vested stock options and stock options that will vest within 60 days; and 1 share of Series A Preferred which Mr. Fogassa has held since 2012.
(7)	Consists of 387,201 shares of common stock and 4,167 shares underlying vested stock options and stock options that will vest within 60 days.
(8)	Consists of 1,071 shares of common stock and 14,833 shares of common stock underlying vested stock options and stock options that will vest within 60 days.
(9)	Consists of 34,308 shares of common stock and 4,167 shares of common stock underlying vested stock options and stock options that will vest within 60 days.
(10)	Consists of 5,068,761 shares of common stock, 277,415 shares of common stock underlying options and contractual compensation, and 1 share of Series A Preferred.
(11)	Based solely on an Amendment to Schedule 13G filed with the SEC on February 14, 2024, by Mr. Palikrousis.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 7, 2023, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Martin Rowley relating to the issuance to Martin Rowley (along with other experienced lithium investors) of convertible promissory notes which accrue interest at a rate of 6.5% per annum (each a “Note”). Pursuant to the Purchase Agreement, Mr. Rowley purchased an aggregate of $10,000,000 of the Notes. The Notes are convertible into shares of our common stock at an exercise price of $28.225 and will mature on November 24, 2026. Martin Rowley is a senior advisor to us and is the father of Nicholas Rowley, our Vice President, Business Development.

On September 22, 2023, we entered into a Lead Advisory Services Agreement with Martin Rowley, through which Mr. Rowley has been providing advisory services to us. The agreement contemplates the issuance of up to 100,000 restricted share units upon achievement of certain milestones set forth in the agreement. Martin Rowley is the father of Nicholas Rowley, our Vice President, Business Development.

On July 17, 2023, we entered into a Technical Services Agreement for mining engineering, planning and business development services with RTEK International DMCC (“RTEK”), an entity controlled by Nick Rowley, our Vice President, Business Development, and Brian Talbot, our Chief Operating Officer effective as of April 1, 2024. The agreement provides for the payment by us of an estimated amount of $1,449,000 and the issuance of up to 410,000 restricted share units of our common stock, depending on the achievement of certain milestones. As of December 31 2023, we had payment payments to RTEK in the amount of $1,449,000.

As further described in the notes to the financial statements included herein, we hold a 58.71% equity interest in Apollo Resources and a 27.42% equity interest in Jupiter Gold.

During the year ended December 31, 2023, Apollo Resources granted options to purchase an aggregate of 180,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $235,034 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Apollo Resources’ common stock price on the date of the grants ($5.00 to $6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 17.41% and 57.96%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term of 10 years. As of December 31, 2023, an aggregate 405,000 Apollo Resources common stock options were outstanding with a weighted average life of 8.84 years at an average exercise price of $0.01 and an aggregated intrinsic value of $2,425,950.

During the year ended December 31, 2023, Jupiter Gold granted options to purchase an aggregate of 420,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $115,038 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Jupiter Gold’s common stock price on the date of the grant ($0.65 to $2.10), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 268% and 364%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term between 5 and 10 years. During the year ended December 31, 2023, Marc Fogassa exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, Jupiter Gold issued 728,580 shares of its common stock to Marc Fogassa.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered to us by BF Borgers CPA PC (“Borgers”) for our fiscal years ended December 31, 2023, and 2022.

Fee Type	2023	2022
Audit Fees(1)	$88,000	$44,820
Audit-Related Fees(2)	27,500	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$115,500	$44,820

(1) “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Borgers in connection with statutory and regulatory filings or engagements.

(2) “Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3) “Tax Fees” consist of fees billed for professional services rendered by Borgers for tax compliance, tax advice and tax planning. There were no such fees billed by Borges during the last two fiscal years.

(4) “All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees. There were no such fees billed by Borges during the last two fiscal years.

Pre-Approval Policies and Procedures

All services performed by, and fees paid to, Borgers for our fiscal years ended December 31, 2023, and 2022 were approved by our Audit Committee. Before Borgers is engaged to perform services, the engagement is approved by our Audit Committee.

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

DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Atlas Lithium Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Lithium Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2015

Lakewood, CO

March 27, 2024

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and December 31, 2022

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$29,549,927	$280,525
Accounts receivable	-	91
Taxes recoverable	50,824	17,705
Prepaid and other current assets	113,905	47,093
Total current assets	29,714,656	345,414
Property and equipment, net	6,407,735	217,550
Intangible assets, net	7,115,644	4,971,267
Right of use assets - operating leases, net	444,624	-
Investments	-	150,000
Total assets	$43,682,659	$5,684,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,487,647	$2,776,474
Derivative liabilities	1,000,060	-
Convertible Debt	67,024	-
Related party notes and other payables	-	21,493
Operating lease liabilities	114,994	-
Total current liabilities	5,669,725	2,797,967
Convertible Debt	9,703,700	-
Operating lease liabilities	336,411	-
Deferred consideration from royalties sold	18,600,000	-
Other noncurrent liabilities	58,579	78,964
Total liabilities	34,368,415	2,876,931

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of December 31, 2023 and December 31, 2022	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 0 and 214,006 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	214
Common stock, $0.001 par value. 200,000,000 and 4,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively and 12,763,581 and 5,110,014 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	12,764	5,111
Additional paid-in capital	111,662,522	62,258,116
Accumulated other comprehensive loss	(1,119,771)	(981,040)
Accumulated deficit	(101,664,519)	(60,270,994)
Total Atlas Lithium Co. stockholders’ equity	8,890,997	1,011,408
Non-controlling interest	423,247	1,795,892
Total stockholders’ equity	9,314,244	2,807,300
Total liabilities and stockholders’ equity	$43,682,659	$5,684,231

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the twelve months ending December 31, 2023 and 2022

	Twelve months ending December 31
	2023	2022

Revenue	-	6,765
Cost of revenue	-	63,548
Gross loss	-	(56,783)
Operating expenses
General and administrative expenses	10,303,340	2,722,197
Stock-based compensation	15,609,698	2,269,566
Exploration	16,553,830
Other operating expenses	121,176	455,221
Total operating expenses	42,588,044	5,446,984
Loss from operations	(42,588,044)	(5,503,767)
Other expense (income)
Other expense (income)	200,919	155,812
Fair value adjustments, net	174,608
Finance costs (revenue)	(329,651)
Total other expense	45,876	155,812
Loss before provision for income taxes	(42,633,920)	(5,659,579)
Provision for income taxes
Net loss	(42,633,920)	(5,659,579)
Loss attributable to non-controlling interest	(1,240,395)	(1,031,059)
Net loss attributable to Atlas Lithium Corporation stockholders	$(41,393,525)	$(4,628,520)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(4,11)	$(1.00)

Weighted-average number of common shares outstanding:
Basic and diluted	10,065,572	4,610,681

Comprehensive loss:
Net loss	$(42,633,920)	$(5,659,579)
Foreign currency translation adjustment	(270,980)	(277,659)
Comprehensive loss	(42,904,900)	(5,937,238)
Comprehensive loss attributable to noncontrolling interests	(1,372,645)	(1,040,488)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(41,532,256)	$(4,896,750)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2021	1	$1	214,006	$214	4,145,572	$4,146	$54,571,409	$(712,810)	$(55,642,474)	$2,236,380	$456,866

Issuance of common stock in connection with sales made	-	-	-	-	696,808	697	3,901,659	-	-	-	3,902,356
under private offerings
Issuance of common stock in connection with purchase	-	-	-	-	116,959	117	999,883	-	-	-	1,000,000
of mining rights
Exercise of warrants					135,631	136	(136)				-
Stock based compensation	-	-	-	-	15,044	15	2,269,551	-	-	-	2,269,566
Change in foreign currency translation	-	-	-	-	-	-	-	(268,230)	-	(9,429)	(277,659)
Sale of Jupiter Gold common stock in connection with
equity offerings							414,875			75,000	489,875
Sale of Apollo Resources common stock in connection with
equity offerings							100,875			525,000	625,875
Net loss	-	-	-	-	-	-	-	-	(4,628,520)	(1,031,059)	(5,659,579)
Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(60,270,994)	$1,795,892	$2,807,300

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(60,270,994)	$1,795,892	$2,807,300

Issuance of common stock in connection with sales made	-	-	-	-	2,707,417	2,707	32,614,874	-	-	-	32,617,582
under private offerings
Issuance of common stock in connection with purchase	-	-	-	-	77,240	77	749,923	-	-	-	750,000
of mining rights
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	136,860	137	2,017,690	-	-	-	2,017,827
Exercise of options into Series D preferred stock	-	-	108,000	108	-	-	2,934	-	-	-	3,042
Conversion of Convertible Preferred D stock into Common Stock	-	-	(322,006)	(322)	4,293,409	4,293	-	-	-	-	3,971
Exercise of warrants	-	-	-	-	187,969	188	1,155,972	-	-	-	1,156,158
Stock based compensation	-	-	-	-	250,672	251	12,863,012	-	-	-	12,863,263
Change in foreign currency translation	-	-	-	-	-	-	-	(138,731)	-	(132,250)	(270,980)
Net loss	-	-	-	-	-	-	-	-	(41,393,525)	(1,240,395)	(42,633,920)

Balance, December 31, 2023	1	$1	-	$-	12,763,581	$12,764	$111,662,522	$(1,119,771)	$(101,664,519)	$423,247	$9,314,244

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2023 and 2022

	Twelve months ending December 31
	2023	2022

Cash flows from operating activities of continuing operations:
Net loss	$(42,633,920)	(5,659,579)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	15,609,698	2,269,566
Issuance of common stock in connection with purchase of mining rights	750,000	-
Depreciation and amortization	73,004	13,806
Interest expense	87,422	-
Fair value adjustments	174,608	-
Intangible assets purchase payables	(1,080,783)	2,367,600
General provisions	795,035	155,812
Other non-cash expenses	150,091	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,310
Taxes recoverable	(4,155)	(1,198)
Deposits and advances	(66,812)	(29,847)
Accounts payable and accrued expenses	1,136,876	(568,038)
Deferred consideration from royalties sold	20,000,000	-
Other noncurrent liabilities	(20,382)	(29,962)
Net cash provided (used) by operating activities	(5,029,318)	(1,480,530)

Cash flows from investing activities:
Acquisition of capital assets	(6,018,873)	(177,529)
Increase in intangible assets	(1,063,594)	(2,668,827)
Net cash used in investing activities	(7,082,467)	(2,846,356)

Cash flows from financing activities:
Net proceeds from sale of common stock	31,214,660	4,502,356
Cash received upon issuance of debt	10,000,024	-
Net cash provided by financing activities	41,214,684	4,502,356

Effect of exchange rates on cash and cash equivalents	166,504	82,279
Net increase (decrease) in cash and cash equivalents	29,269,402	257,749
Cash and cash equivalents at beginning of period	280,525	22,776
Cash and cash equivalents at end of period	$29,549,927	$280,525

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2023 and 2022, the consolidated financial statements include the accounts of the Company; its 99.9% owned subsidiary, Atlas Litio Brasil Ltda. (“Atlas Brasil”); its 58.71% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiaries Mineração Apollo, Ltda., Mineração Duas Barras Ltda. (“MDB”) and RST Recursos Minerais Ltda. (“RST”); and its 27.42% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU 2021-01, Reference Rate Reform (Topic 848): Scope was issued which broadened the scope of ASU 2020-04 to include certain derivative instruments. In December 2022, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, was issued which deferred the sunset date of ASU 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis.

There have been no significant effects that may impact its financial statements and we do not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Accounting Standards Updates to Become Effective in Future Period

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

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

Level 1. Observable inputs such as quoted prices in active markets.

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2023, and 2022, the Company’s derivative liabilities were considered a level 2 liability. See Note 2 for a discussion regarding the determination of the fair market value. The Company does not have any level 3 assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, taxes recoverable, prepaid and other current assets, accounts payable, debt, related party notes and other payables, derivative instruments, other noncurrent liabilities and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company’s bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to R$250,000 Brazilian Reais (translating into approximately $51,639 as of December 31, 2023).

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

Taxes Receivable

The Company records a receivable for value added taxes receivable from Brazilian authorities on goods and services purchased by its Brazilian subsidiaries. These taxes are recoverable through various methods, including via cash refund or as a credit against payroll, supplier withholding taxes, or other taxes payable.

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

The processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of five years; and computer and other office equipment over an estimated useful life of five years.

Intangible Assets

Mineral Properties and Mineral rights

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2023 and 2022, the Company did not recognize any impairment losses related to mineral properties held.

Other Intangible Assets

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

Stock-Based Compensation

The Company measures and records stock-based compensation expense in accordance with ASC Topic 718 for share-based payments related to stock options, restricted stock, and performance-based awards granted to certain directors, employees and consultants. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options and performance awards without a market condition is estimated, at the date of grant, using the Black-Scholes option-pricing model. The fair value of restricted stock awards and stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The fair value of restricted stock awards with a required lock-up period without a market condition is estimated at the date of grant, using the Hull-White Lattice (binomial) model. The Black-Scholes, Monte Carlo Simulation, and Hull-White Lattice valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate, illiquidity discount, and dividend yield. In valuing our stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of the Company’s common stock while the volatility for restricted stock awards with a market condition is based on the historical volatility of the Company’s own stock and the stock of companies within our defined peer group.

Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the valuation models may not provide an accurate measure of the fair value of our stock options, restricted stock and performance-based awards. Although the fair value of stock options and restricted stock awards is determined in accordance with ASC Topic 718, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Debt

In accordance with ASC 470, Debt (“ASC 470”) the Company records its Convertible Notes at the aggregate principal amount, less discount. The Company amortizes the debt discount over the life of the convertible notes as an additional non-cash interest expense utilizing the effective interest method. Refer to Note 2 for additional information.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2023 and 2022, the Company’s deferred tax assets had a full valuation allowance.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2023, if all holders of preferred stock, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of the Company’s authorized, but unissued shares of common stock.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	$-	$-	$-	$571	$(571)	$-
Machinery and equipment	-	-	-	419,498	(362,140)	57,358
Vehicles	-	-	-	80,139	(79,021)	1,118
Land	361,674	-	361,674	159,074	-	159,074
Prepaid Assets (CIP)	6,046,061	-	6,046,061	-	-	-
Total fixed assets	$6,407,735	$-	$6,407,735	$659,282	$(441,732)	$217,550

For the years ended December 31, 2023, and 2022, the Company recorded depreciation expense of $50,741 and $13,806, respectively recorded in general and administrative expense.

Intangible Assets

Intangible assets consist of mining rights which are not amortized as the mining rights are perpetual. The carrying value of these mineral rights as of December 31, 2023 and at December 31, 2022 was $7,115,644 and $4,971,267, respectively.

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”). After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised are:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	Issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

As of December 31, 2023, there are no outstanding commitments related to this transaction.

Accounts Payable and Accrued Liabilities

	December 31, 2023	December 31, 2022
Accounts payable and other accruals	$3,406,864	$408,874
Mineral rights payable	1,080,783	2,367,600
Total	$4,487,647	$2,776,474

Leases

Finance Leases

For the reporting period ended December 31, 2023, no financial leases meeting the criteria outlined in ASC 842 have been identified.

Operating Leases

Right of use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The ROU and lease liabilities are primarily related to commercial offices with third parties.

The lease agreements have terms between 2 to 4 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at January 1, 2023	$-
Additions	$466,887
Interest expense	$5,025
Lease payments	$(20,507)
Lease liabilities at December 31, 2023	$451,405

Current portion	$114,994
Non-current portion	$336,411

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$144,132
Year 2	$151,060
Year 3	$138,305
Year 4	$92,965
Total contractual undiscounted cash flows	$526,462

Convertible Debt

	December 31, 2023	December 31, 2022
Due to Nanyang Investment Management Pte Ltd	5,862,434	-
Due to Jaeger Investments Pty Ltd	1,954,145	-
Due to Modha Reena Bhasker	977,072	-
Due to Clipper Group Limited	977,072	-
Total convertible debt	$9,770,724	$-
Current portion	$67,024
Non-current portion	$9,703,700

On November 7, 2023, the Company entered into a convertible note purchase agreement (the “November 7, 2023 Convertible Note Agreement”) with Mr. Martin Rowley (“Mr. Rowley”) and other investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

-	Maturity date: 36 months as from the date of issuance;
-	Principal repayment terms: due on maturity;
-	Interest rate: 6.5% per annum;
-	Interest payment terms: due semiannually in arrears until Maturity, unless converted or redeemed earlier and payable at the election of the holder in cash, in shares of Common Stock, or in any combination thereof;
-	Conversion right: the holder retains a right to convert all or any portion of the note into shares of the Company’s Common Stock at the Conversion Price up until the maturity date; and
-	Conversion price: US$28.225/share
-	Redemption right: the Company shall vest a right to redeem the convertible notes if and when (i) twelve months have passed since the loan origination and (ii) the volume weighted average price exceeded 125% of the conversion price for 5 trading days within a 20 day trading period. However, if the Company notifies the holder of its election to redeem the convertible note, the holder may then convert immediately at the conversion price.

On November 7, 2023, the Company issued $10,000,000 in convertible promissory notes under the terms of the November 7, 2023 Convertible Note Agreement , and there were no other purchases and sales of the convertible promissory notes pursuant to the November 7, 2023 Convertible Note Agreement. On the date of issuance, the Company received $10,000,000 in cash proceeds, and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in its consolidated statement of financial position, as further disclosed below. In the year ended December 31, 2023, the Company recorded $67,024 in interest expense and $15,395 in accretion expense in the consolidated statement of operations and comprehensive loss ($nil and $nil, for the year ended December 31, 2022).

Derivative Liabilities

	December 31, 2023	December 31, 2022
Derivative liability - conversion feature on the convertible debt	486,303	-
Derivative liability - restricted stock awards	513,757	-
Total derivative liabilities	$1,000,060	$-

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to Mr. Rowley and other investors as further disclosed in Note 2. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated statement of financial position. The derivative liability is measured at fair value through profit or loss.

On origination at November 7, 2023, the fair value of the embedded conversion feature was determined to be $311,695 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	November 7, 2023	November 7, 2023
Number of options	354,297	354,297
Stock price at fair value measurement date	$22.8200	$22.8200
Exercise price	$28.2250	$35.2813
Expected volatility	111.81%	111.81%
Risk-free interest rate	4.64%	4.64%
Dividend yield	0.00%	0.00%
Expected term (years)	3.00	3.00

At December 31, 2023, the fair value of the embedded conversion feature was determined to be $486,304 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	December 31, 2023	December 31, 2023
Number of options	354,297	354,297
Stock price at fair value measurement date	$31.2800	$31.2800
Exercise price	$28.2250	$35.2813
Expected volatility	99.42%	99.42%
Risk-free interest rate	3.97%	3.97%
Dividend yield	0.00%	0.00%
Expected term (years)	2.85	2.85

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the year ended December 31, 2023, the Company recognized a $174,608 loss on changes in fair value of financial instruments in the consolidated statement of operations and comprehensive loss ($nil, in the year ended December 31, 2022).

b) Derivative liability – restricted stock unit (“RSU”) awards

On September 30, 2023, the Company granted RSU awards to one of its executive officers that provide for the issuance of up to a maximum of 1.4% of the Company’s Common Stock outstanding, in seven equal tranches of 0.2% of the Company’s Common Stock outstanding, with an expiry date of December 31, 2026 and market vesting conditions as follows:

-	Tranche 1: when the Company achieves a $200 million market capitalization
-	Tranche 2: when the Company achieves a $300 million market capitalization
-	Tranche 3: when the Company achieves a $400 million market capitalization
-	Tranche 4: when the Company achieves a $500 million market capitalization
-	Tranche 5: when the Company achieves a $600 million market capitalization
-	Tranche 6: when the Company achieves a $700 million market capitalization
-	Tranche 7: when the Company achieves a $1.0 billion market capitalization

In accordance with FASB ASC 815, these RSU awards were classified as a liability, measured at fair value through profit or loss, and compensation expense is recognized over the expected term.

As at September 30, 2023, the grant date fair value of these awards was $2,517,300, as determined a Monte Carlo Simulation valuation method according to the assumptions disclosed in Note 5. In the year ended December 31, 2023, the Company recognized $513,757 in stock-based compensation expense in the consolidated statement of operations and comprehensive loss, met the market conditions for Tranche 1 and Tranche 2, and issued 40,533 shares of Common Stock to the executive officer.

As at December 31, 2023, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these restricted stock awards outstanding was $1,550,576, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the December 31, 2023 measurement date, expected dividend yield of 0%, expected volatility between 72.3% and 89.3%, risk-free interest rate between a range of 4.79% to 5.41%, and an expected term between 3 months and 12 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

For the transaction above the Company agreed with the intermediary to issue 72,995 finder shares worth 7% of $20,000,000, which represents $1,400,000.

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of December 31, 2023 and 2022 amounted to $58,579 and $78,964, respectively.

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

As of December 31, 2022, the Company had 4,000,000,000 common shares authorized with a par value of $0.001 per share. Pursuant to the vote by a written consent dated April 21, 2023, of the Company’s Majority Stockholder, entitled to 51% of the voting power of the Company’s issued and outstanding voting stock, the number of shares of the Company’s authorized common stock was decreased to 200,000,000 shares. As of December 31, 2023, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

Reverse Stock Split

In connection with the Originally Intended Reverse Stock Split, as corrected by the Rectified Reverse Stock Split, the Company effectuated as of December 20, 2022 a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-750 (the “Reverse Stock Split”). Following the Reverse Stock Split, each 750 shares of our issued and outstanding shares of common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split and no cash or other consideration was paid. Instead, we issued one whole share of the post-split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As rectified, the Reverse Stock Split did not affect the number of shares of authorized stock. All share, equity award, and per share amounts contained in these Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

Year Ended December 31, 2022, Transactions

During the year ended December 31, 2022, the Company issued 832,439 shares of common stock for gross proceeds of $3,901,524 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 116,959 shares of common stock valued at $1,000,000 as part of a payment for a lithium mining rights purchase.

Year Ended December 31, 2023, Transactions

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

On November 29, 2023 the company entered into two securities purchase agreements (the “Purchase Agreements”), with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue 167,954 shares of its common stock, par value $0.001 per share (the “Registered Shares”) to each Investor in a registered direct offering (the “Registered Offering”) at a purchase price of $29.77 per share. for total gross proceeds of approximately $9.9 million after deducting offering expenses paid by the Company. The registered offering took place on December 6, 2023.

Additionally, during the twelve months ended December 31, 2023, the Company sold an aggregate of 192,817 shares of our common stock to Triton Funds, LP for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between the Company and Triton Funds, LP, dated February 26, 2021. For a description of the transactions contemplated under the CSPA, please refer to our Form 8-K filed with the Commission on March 2, 2021.

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

Common Stock Options

During the years ended December 31, 2023 and 2022, the Company granted options to purchase common stock to officers, consultants and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	December 31, 2023	December 31, 2022
Expected volatility	103.60% – 104.80%	216.34% – 354.13%
Risk-free interest rate	3.40% – 3.82%	1.44% – 2.56%
Stock price on date of grant	$7.22 - $19.75	$0.75 - $6.4125
Dividend yield	0.00%	0.00%
Expected term	1.5 years	5 years

Changes in common stock options for the years ended December 31, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.1219	1.55	$1,228,972
Issued (1)	80,000	13.50
Exercised (2)	(207,141)	1.4151
Expired	(864)	0.7500
Outstanding and vested, December 31, 2023	50,667	$15.9474	2.40	$776,864

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	6,546	$8.2500	2.74	$19,675
Issued (3)	174,697	0.1063
Expired	(2,571)	19.7541
Outstanding and vested, December 31, 2022	178,672	$0.1219	1.55	$1,228,972

1)	In the year ended December 31, 2023, 80,000 common stock options were issued with a grant date fair value of $446,726.

2)	In the year ended December 31, 2023, common stock option holders exercised a total 207,141 options at a weighted average exercise price of $1.4151 to purchase 206,599 shares of the Company’s common stock. The exercises were paid for with (i) $281,134 in cash proceeds to the Company and (ii) 542 options conceded in cashless exercises. As a result of the options exercised, the Company issued 206,599 shares of common stock.

3)	In the year ended December 31, 2022, 174,697 common stock options were issued with a grant date fair value of $58,685.

During year ended December 31, 2023, the Company recorded $446,726 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($58,685, during the year ended December 31, 2022).

Series D Preferred Stock Options

During the years ended December 31, 2023 and 2022, the Company granted options to purchase series D stock to directors of the Company. All Series D preferred stock options granted vested immediately at the grant date and were exercisable for a period of ten years from the date of issuance. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	December 31, 2023	December 31, 2022
Expected volatility	135.81% – 154.32%	216.55% – 290.40%
Risk-free interest rate	3.42% – 4.73%	1.51% – 4.05%
Stock price on date of grant	$7.0000 - $38.8900	$4.7250 - $12.3750
Dividend yield	0.00%	0.00%
Expected term	5 years	10 years

Changes in Series D preferred stock options for the years ended December 31, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(a)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	72,000	$0.10	8.94	$6,712,800
Issued (1)	36,000	0.10
Exercised (2)	(108,000)	0.10
Outstanding and vested, December 31, 2023	-	$-	-	$-

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(a)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	36,000	$0.10	9.44	$2,732,400
Issued (3)	36,000	0.10
Outstanding and vested, December 31, 2022	72,000	$0.10	8.94	$6,712,800

(a)	Represents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

1)	In the year ended December 31, 2023, 36,000 Series D preferred stock options were issued with a total grant date fair value of $2,507,766,

2)	In the year ended December 31, 2023, Series D preferred stock option holders exercised a total 108,000 options at an exercise price of $0.10 to purchase 108,000 shares of the Company’s Series D Stock. The exercises were paid for with $10,800 in cash proceeds to the Company. As a result of the Series D preferred stock options exercised, the Company issued 108,000 shares of Series D Stock. The stockholders of the Series D Stock subsequently converted 108,000 shares of Series D Stock into 1,439,996 shares of common stock.

3)	In the year ended December 31, 2022, 36,000 Series D preferred stock options were issued with a total grant date fair value of $854,946.

During year ended December 31, 2023, the Company recorded $2,507,766 in stock-based compensation expense from Series D preferred stock options in the consolidated statements of operations and comprehensive loss ($854,946, during the year ended December 31, 2022). As at December 31, 2023, there are no Series D preferred stock options outstanding and no shares of Series D Stock outstanding.

Common Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the years ended December 31, 2023 and 2022, the Company issued common stock purchase warrants to investors, finders and brokers in connection with the Company’s equity financings. All warrants vest within 180 days from issuance and are exercisable for a period of one to five years from the date of issuance. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	December 31, 2023	December 31, 2022
Expected volatility	101.39% – 127.17%	188.48% – 197.45%
Risk-free interest rate	3.43% – 3.83%	2.79% – 3.79%
Stock price on date of grant	$8.10 - $20.28	$7.5750 - $12.6750
Dividend yield	0.00%	0.00%
Expected term	1.5 to 5 years	2.0 to 3.3 years

Changes in common stock purchase warrants for the years ended December 31, 2023 and 2022 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30	$-
Warrants issued (1)	241,446	8.5677
Warrants exercised (2)	(507,444)	8.2857
Outstanding and vested, December 31, 2023	55,761	$10.6087	1.34	$1,152,654

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2022	406,270	$11.4750	1.97	$-
Warrants issued (3)	69,730	5.1090
Warrants exercised (4)	(154,230)	5.7008
Outstanding and vested, December 31, 2022	321,770	$12.8634	1.30	$-

1)	The warrants issued in the year ended December 31, 2023 had a total grant date fair value of $2,158,116.

2)	During the year ended December 31, 2023, warrant holders exercised a total 507,444 warrants to purchase 446,948 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $15.00 per share and were paid for with (i) $1,774,608 in cash proceeds to the Company and (ii) 60,496 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued 446,948 shares of common stock.

3)	The warrants issued in the year ended December 31, 2022 had a total grant date fair value of $853,397.

4)	During the year ended December 31, 2022, warrant holders exercised a total 154,230 warrants to purchase 135,631 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $4.3125 and $8.025 per share and were paid for with (i) $600,159 in cash proceeds to the Company and (ii) 18,610 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued 135,631 shares of common stock.

During year ended December 31, 2023, the Company recorded the following as a result of the Company’s common stock purchase warrants: (i) $1,961,661 in stock-based compensation expense in the consolidated statements of operations and comprehensive loss and (ii) $196,454 in share issuance costs in the consolidated statement of changes in equity ($853,397 and $nil, during the year ended December 31, 2022).

Restricted Stock Units

During the year ended December 31, 2023, the Company granted RSUs to certain officers, consultants and directors of the Company. The RSUs were granted with varying vesting conditions as tailored to each recipient. Each RSU is redeemable for one share of the Company’s Common Stock immediately upon vesting. The RSUs granted with immediate-vesting, time-vesting, and performance-vesting conditions were as follows:

1)	204,904 RSUs which vested immediately upon grant.
2)	88,653 RSUs awarded to finders which vested upon completion of the Company’s royalty financing and equity financings in the period.
3)	226,364 RSUs which time-vest as follows: 71,405 vesting in 2024, 69,405 vesting in 2025, 54,404 vesting in 2026, and 31,150 vesting in 2027
4)	623,000 RSUs which vest upon achieving certain performance milestones at our Neves Project.

These RSUs granted with immediate-vesting, time-vesting, and performance-vesting conditions were issued with a total grant date fair value of $23,037,701, including $849,340 measured using Hull-White lattice binomial model for awards with escrow requirements and $22,188,361 measured using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted.

During the year ended December 31, 2023, the Company granted RSUs with market-vesting conditions as follows:

1)	77,000 RSUs which shall vest upon achieving certain market capitalization milestones ranging between $500 million and $2 billion. These were designated as equity-classified awards and are measured at amortized cost.
2)	A quantity of RSUs which shall vest in seven individual tranches equivalent to 0.20% of the Company’s common stock outstanding each, up to a maximum of 1.4%, if and when the Company’s market capitalization achieves progressive milestones ranging from $200 million to $1 billion. These were designated as liability-classified awards and are measured at fair value through profit or loss.

These RSUs with market-vesting conditions were issued with a total grant date fair value of $3,068,763, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the grant dates ($23.81 to $30.61), expected dividend yield of 0%, expected volatility between 82.80% and 102.49%, risk-free interest rate between a range of 5.09% to 5.53%, and an expected term between 6 months and 3 years. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

During year ended December 31, 2023, the Company recorded the following as a result of the Company’s RSU activity: (i) 220,437 RSUs were redeemed for common shares issued (nil, during the year ended December 31, 2022), and (ii) $9,926,951 in stock-based compensation expense ($nil, during the year ended December 31, 2022). As of December 31, 2023, the Company had 1,167,652 RSUs outstanding including 115,653 vested and 1,051,999 unvested, and had a $513,756 derivative liability outstanding from liability-classified awards (December 31, 2022: nil outstanding and a $nil derivative liability).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The following table summarizes certain of Atlas’s contractual obligations at December 31, 2023 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lithium processing plant construction (1)	$7,680,785	$7,680,785	$-	$-	$-
Land Acquisition (2)	3,119,099	3,119,099	-	-	-
Total	10,799,884	10,799,884	-	-	-

(1)	Lithium processing plant construction are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.
(2)	land acquisition related to the land purchase agreements on the lithium valley
(3)	Please see commitments related to Leases in Note 2.

NOTE 7 - RELATED PARTY TRANSACTIONS

The related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the board of directors.

The Company’s related parties include:

Martin Rowley	Martin Rowley is a senior advisor to the Company. In 2023, the Company entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors. Martin Rowley is the father of Nick Rowley, the Company’s VP Business Development.
Jaeger Investments Pty Ltd	Jaeger Investments Pty Ltd is a corporation in which senior advisor, Martin Rowley, is a controlling shareholder.
RTEK International DMCC	RTEK International DMCC is a corporation in which the VP Business Development of the Company, Nick Rowley, and Brian Talbot, our Chief Operating Officer effective on April 1, 2024 are controlling shareholders.
Shenzhen Chengxin Lithium Group Co., Ltd	Shenzhen Chengxin Lithium Group Co., Ltd is a non-controlling shareholder.
Sichuan Yahua Industrial Group Co., Ltd	Sichuan Yahua Industrial Group Co., Ltd, is a non-controlling shareholder.

Technical Services Agreement: The Company entered into an independent consultant service agreement with RTEK International.

Convertible Note Purchase Agreement: The Company entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors of convertible promissory notes with an aggregate total principal amount of $10.0 million, accruing interest at a rate of 6.5% per annum. The Notes will mature on the date that is thirty-six months from the Closing Date.

Offtake and Sales Agreements: In 2023 the Company entered into Offtake and Sales Agreements with each of Sichuan Yahua Industrial Group Co., Ltd. and Sheng Wei Zhi Yuan International Limited. a subsidiary of Shenzhen Chengxin Lithium Group Co., Ltd., pursuant to which the Seller agreed, for a period of five (5) years, to sell to each Buyer 60,000 dry metric tons of lithium concentrate (the “Product”) per year, subject to Seller’s authority to increase or decrease such quantity by up to ten percent (10%) each year. Each Buyer agreed invest $5.0 million in the purchase of shares of our common stock at $29.77 per share and to pre-pay to us, the Seller, $20.0 million (each, a “Pre-Payment Amount”) for future deliveries of the Product after the company obtains customary licenses. Each Pre-Payment Amount will be used to offset against such Buyer’s future payment obligations for the Product.

The related parties outstanding amounts and expenses at the year ending December 31, 2023 and 2022 are shown below:

	December 31, 2023		December 31, 2022
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International	$-	$1,449,000	$-	$-
Jaeger Investments Pty Ltd.	$1,954,145	$13,405	$-	$-
Total	$1,954,145	$1,462,405	$-	$-

In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas and its subsidiaries and among the subsidiaries.

Jupiter Gold Corporation

During the year ended December 31, 2023, Jupiter Gold granted options to purchase an aggregate of 420,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $115,038 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.65 to $2.10), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 268% and 364%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term between 5 and 10 years. During the year ended December 31, 2023, Marc Fogassa exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, the Company issued 728,580 shares of Jupiter Gold’s common stock to Marc Fogassa.

As of December 31, 2023, an aggregate 1,210,000 Jupiter Gold common stock options were outstanding with a weighted average life of 8.22 years at an average exercise price of $0.043 and an aggregated intrinsic value of $1,041,300.

During 2023, the Company acquired 320,700 shares of Jupiter Gold common stock at $1.00 per share in satisfaction of existing debt.

During the year ended December 31, 2022, Jupiter Gold granted options to purchase an aggregate of 420,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $103,707 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($0.58 to $1.25), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 97.3% and 225.8%, risk-free interest rate between a range of 1.51% to 3.5%, and an expected term between 5 and 10 years. As of December 31, 2022, an aggregate 1,905,000 Jupiter Gold common stock options were outstanding with a weighted average life of 4.74 years at an average exercise price of $0.57 and an aggregated intrinsic value of $1,077,050.

Apollo Resource Corporation

During the year ended December 31, 2023, Apollo Resources granted options to purchase an aggregate of 180,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $235,034 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grants ($5.00 to $6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 17.41% and 57.96%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term of 10 years. As of December 31, 2023, an aggregate 405,000 Apollo Resources common stock options were outstanding with a weighted average life of 8.84 years at an average exercise price of $0.01 and an aggregated intrinsic value of $2,425,950.

During 2023, the Company purchased 527,750 shares of Apollo Resource Corporation common stock at $5.98 per share.

During the year ended December 31, 2022, Apollo Resources granted options to purchase an aggregate of 225,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $331,858 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grant ($4.00 to $5.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 49.2% and 58.01%, risk-free interest rate between a range of 1.51% to 3.5%, and an expected term of 10 years. As of December 31, 2022, an aggregate 225,000 Apollo Resources common stock options were outstanding with a weighted average life of 9.33 years at an average exercise price of $0.01 and an aggregated intrinsic value of $1,125,000.

The related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the board of directors.

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

NOTE 9 - SUBSEQUENT EVENTS

None

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated May 25, 2023. Incorporated by Reference to Exhibit No. 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Second Amended and Restated By-laws of the Company Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filed with the Commission on January 28, 2022.
4.1	Description of Capital Stock.*
4.2	Form of 6.5% Convertible Promissory Note due 2026. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on November 8, 2023.
10.1	2023 Stock Incentive Plan incorporated by reference to Exhibit 1 to the Company’s Definitive Information Statement filed with the Commission on June 2, 2023.#
10.2	Form of Securities Purchase Agreement between the Company and funds managed by Warberg Asset Management LLC (“Warberg Funds”). Incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the Commission on January 28, 2022.
10.3	Form of Securities Purchase Agreement between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the Commission on January 28, 2022.

63

10.4	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the Commission on January 28, 2022.#
10.5	Employment Agreement between the Company and Gustavo Pereira de Aguiar. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Commission on May 13, 2022.#
10.6	Employment Agreement between the Company and Igor Tkachenko dated September 30, 2023.#*
10.7†

Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Yahua International Investment and Development Co., Ltd.. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on December 1, 2023.

10.8†

Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Sheng Wei Zhi Yuan International Limited. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on December 1, 2023.

10.9†	Royalty Purchase Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 2, 2023.
10.10†

Gross Revenue Royalty Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on May 2, 2023.

21	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Relating to the Recovery of Erroneously Awarded Compensation*
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†

Certain portions of the exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the Company customarily and actually treats the redacted information as private or confidential and the omitted information is not material. The Company agrees to furnish on a supplemental basis an unredacted copy of the exhibit and its materiality and privacy or confidentiality analyses to the Securities and Exchange Commission upon its request.

#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

We have elected not to provide a summary.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Date: March 27, 2024	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Fogassa		March 27, 2024
Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ Gustavo Pereira de Aguiar		March 27, 2024
Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	March 27, 2024
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	March 27, 2024
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	March 27, 2024
Stephen Peterson, CFA

65