Form 10-Q
period 2024-03-31
Atlas Lithium Corp
filed 2024-05-15
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were outstanding 14,802,025 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the SEC.

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

3

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$17,529,465	$29,549,927
Accounts receivable	-	-
Inventories	21,889	-
Taxes recoverable	10,999	50,824
Prepaid and other current assets	144,674	113,905
Total current assets	17,707,027	29,714,656
Property and equipment, net	12,080,306	6,407,735
Intangible assets, net	7,498,608	7,115,644
Right of use assets - operating leases, net	412,712	444,624
Investments	-	-
Total assets	$37,698,653	$43,682,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,750,086	$4,487,647
Derivative liabilities	1,320,743	1,000,060
Convertible Debt	231,048	67,024
Operating lease liabilities	125,028	114,994
Total current liabilities	6,426,905	5,669,725
Convertible Debt	9,729,603	9,703,700
Operating lease liabilities	314,429	336,411
Deferred consideration from royalties sold	18,600,000	18,600,000
Other noncurrent liabilities	27,306	58,579
Total liabilities	35,098,243	34,368,415

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 0 issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value. 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023, and 12,769,581 and 12,763,581 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12,770	12,764
Additional paid-in capital	117,870,041	111,662,522
Accumulated other comprehensive loss	(1,049,745)	(1,119,771)
Accumulated deficit	(114,627,986)	(101,664,519)
Total Atlas Lithium Co. stockholders’ equity	2,205,081	8,890,997
Non-controlling interest	395,329	423,247
Total stockholders’ equity	2,600,410	9,314,244
Total liabilities and stockholders’ equity	$37,698,653	$43,682,659

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three months ending March 31
	2024	2023

Revenue	186,707	-
Cost of revenue	102,067	-
Gross loss	84,639	-
Operating expenses
General and administrative expenses	3,251,754	2,321,698
Stock-based compensation	6,840,122	1,128,845
Exploration	3,170,983	1,028,825
Other operating expenses	3,601	-
Total operating expenses	13,266,460	4,479,368
Loss from operations	(13,181,821)	(4,479,368)
Other expense (income)
Other expense (income)	2,982	(14,015)
Fair value adjustments, net	(187,489)	-
Finance costs (revenue)	186,882	-
Total other expense	2,375	(14,015)
Loss before provision for income taxes	(13,184,196)	(4,465,353)
Provision for income taxes
Net loss	(13,184,196)	(4,465,353)
Loss attributable to non-controlling interest	(220,729)	(499,415)
Net loss attributable to Atlas Lithium Corporation stockholders	$(12,963,467)	$(3,965,938)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(1.29)	$(0.60)

Weighted-average number of common shares outstanding:
Basic and diluted	10,065,572	6,635,325

Comprehensive loss:
Net loss	$(13,184,196)	$(4,465,353)
Foreign currency translation adjustment	70,026	66,305
Comprehensive loss	(13,114,170)	(4,399,048)
Comprehensive loss attributable to noncontrolling interests	(27,918)	(498,926)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(13,086,251)	$(3,900,122)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(60,270,994)	$1,795,892	$2,807,300

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,518,806	1,519	9,487,816	-	-	-	9,489,335
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	32,002	32	191,980	-	-	-	192,012
Exercise of warrants	-	-	-	-	-	-	197,613	-	-	-	197,613
Stock based compensation	-	-	-	-	-	-	739,220	-	-	-	739,220
Change in foreign currency translation	-	-	-	-	-	-	-	65,816	-	489	66,305
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	75,000	-	-	-	75,000
Net loss	-	-	-	-	-	-	-	-	(3,965,938)	(499,415)	(4,465,353)

Balance, March 31, 2023	1	$1	214,006	$214	6,738,062	$6,739	$73,699,668	$(915,224)	$(64,236,932)	$1,296,966	$9,851,432

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2023	1	$1	-	$-	12,763,581	$12,764	$111,662,522	$(1,119,771)	$(101,664,519)	$423,247	$9,314,244

Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	6,000	6	105,091	-	-	-	105,097
Stock based compensation	-	-	-	-	-	-	6,102,428	-	-	124,505	6,226,933
Change in foreign currency translation	-	-	-	-	-	-	-	70,026	-	68,305	138,331
Net loss	-	-	-	-	-	-	-	-	(12,963,467)	(220,729)	(13,184,196)

Balance, March 31, 2024	1	$1	-	$-	12,769,581	$12,770	$117,870,041	$(1,050,726)	$(114,627,986)	$395,329	$2,600,410

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three months ending March 31
	2024	2023

Cash flows from operating activities of continuing operations:
Net loss	$(13,184,196)	(4,465,353)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	6,840,202	1,128,845
Depreciation and amortization	31,912	4,015
Interest expense	202,691	-
Fair value adjustments	(187,489)	-
Intangible assets purchases payables	-	720,000
Other non cash expenses	-	14,015
Changes in operating assets and liabilities:
Accounts receivable	-	(3)
Inventories	(21,889)
Taxes recoverable	39,825	(538)
Deposits and advances	(30,769)	(2,736)
Accounts payable and accrued expenses	237,726	(1,058,993)
Other noncurrent liabilities	(31,277)	(2,679)
Net cash provided (used) by operating activities	(6,103,264)	(3,663,428)

Cash flows from investing activities:
Acquisition of capital assets	(5,672,571)	(5,790)
Increase in intangible assets	(382,964)	(1,270,182)
Net cash used in investing activities	(6,055,535)	(1,275,972)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	9,489,335
Proceeds from sale of subsidiary common stock to noncontrolling interests	-	75,000
Net cash provided by financing activities	-	9,564,335

Effect of exchange rates on cash and cash equivalents	138,337	82,290
Net increase (decrease) in cash and cash equivalents	(12,020,462)	4,707,226
Cash and cash equivalents at beginning of period	29,549,927	280,525
Cash and cash equivalents at end of period	$17,529,465	$4,987,751

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the period ended March 31, 2024, the consolidated financial statements include the accounts of the Company; its 99.9% owned subsidiary, Atlas Litio Brasil Ltda. (“Atlas Brasil”); its 58.71% equity interest in Apollo Resources Corporation (“Apollo Resources”) and its subsidiaries Mineração Apollo, Ltda., Mineração Duas Barras Ltda. (“MDB”) and RST Recursos Minerais Ltda. (“RST”); and its 27.42% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their subsidiaries have been included in the Company’s consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Land	361,674	-	361,674	361,674	-	361,674
Prepaid Assets (CIP)	11,718,632	-	11,718,632	6,046,061	-	6,046,061
Total fixed assets	$12,080,306	$-	$12,080,306	$6,407,735	$-	$6,407,735

Intangible Assets

Intangible assets consist of mining rights which are not amortized as the mining rights are perpetual. The carrying value of these mineral rights as of March 31, 2024 and at December 31, 2023 was $7,498,608 and $7,115,644, respectively.

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”). After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised are:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	Issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

As of March 31, 2024, there are no outstanding commitments related to this transaction.

Accounts Payable and Accrued Liabilities

	March 31, 2024	December 31, 2023
Accounts payable and other accruals	$4,701,027	$3,406,864
Mineral rights payable	49,060	1,080,783
Total	$4,750,086	$4,487,647

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended March 31, 2024, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

The lease agreements have terms between 2 to 4 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2023	$451,405
Additions	$-
Interest expense	$6,949
Lease payments	$(24,713)
Foreign exchange	5,816
Lease liabilities at March 31, 2024	$439,457

Current portion	$125,028
Non-current portion	$314,429

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$150,687
Year 2	$148,104
Year 3	$128,007
Year 4	$58,172
Total contractual undiscounted cash flows	$484,969

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	March 31, 2024	December 31, 2023
Due to Nanyang Investment Management Pte Ltd	5,976,390	5,862,434
Due to Jaeger Investments Pty Ltd	1,992,130	1,954,145
Due to Modha Reena Bhasker	996,065	977,072
Due to Clipper Group Limited	996,065	977,072
Total convertible debt	$9,960,651	$9,770,724
Current portion	$231,048	$67,024
Non-current portion	$9,729,603	$9,703,700

On November 7, 2023, the Company entered into a convertible note purchase agreement (the “November 7, 2023 Convertible Note Agreement”) with Mr. Martin Rowley (“Mr. Rowley”) and other investors to raise up to $20,000,000 through the issuance of convertible promissory notes. On November 7, 2023, the Company issued $10,000,000 in convertible promissory notes under the terms of the November 7, 2023 Convertible Note Agreement, and through March 31, 2024 there were no other purchases and sales of the convertible promissory notes pursuant to the November 7, 2023 Convertible Note Agreement. The notes have the following key terms:

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

In the three months ended March 31, 2024, the Company recorded $164,024 in interest expense and $25,903 in accretion expense in the consolidated statement of operations and comprehensive loss ($nil and $nil, for the three months ended March 31, 2023).

Derivative Liabilities

	March 31, 2024	December 31, 2023
Derivative liability – conversion feature on the convertible debt	298,815	486,303
Derivative liability – other stock incentives	1,021,928	513,757
Total derivative liabilities	$1,320,743	$1,000,060

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to Mr. Rowley and other investors. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated statement of financial position. The derivative liability is measured at fair value through profit or loss.

At December 31, 2023, the fair value of the embedded conversion feature was determined to be $486,304 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
	December 31, 2023	December 31, 2023
Measurement date
Number of options	354,297	354,297
Stock price at fair value measurement date	$31.2800	$31.2800
Exercise price	$28.2250	$35.2813
Expected volatility	99.42%	99.42%
Risk-free interest rate	3.97%	3.97%
Dividend yield	0.00%	0.00%
Expected term (years)	2.85	2.85

At March 31, 2024, the fair value of the embedded conversion feature was determined to be $298,815 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
	March 31, 2024	March 31, 2024
Measurement date
Number of options	354,297	354,297
Stock price at fair value measurement date	$17.0200	$17.0200
Exercise price	$28.2250	$35.2813
Expected volatility	97.37%	97.37%
Risk-free interest rate	4.40%	4.40%
Dividend yield	0.00%	0.00%
Expected term (years)	2.61	2.61

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three months ended March 31, 2024, the Company recognized a $187,489 gain on changes in fair value of financial instruments in the consolidated statement of operations and comprehensive loss ($nil, in the three months ended March 31, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

As of March 31, 2024, the Company there were stock-based incentives outstanding held by one of the Company’s executive officers that provide for the issuance of up to a remaining maximum of 1.0% of the Company’s Common Stock outstanding, in five equal tranches of 0.2% of the Company’s Common Stock outstanding, with an expiry date of December 31, 2026 and market vesting conditions as follows:

-	Tranche 3: when the Company achieves a $400 million market capitalization
-	Tranche 4: when the Company achieves a $500 million market capitalization
-	Tranche 5: when the Company achieves a $600 million market capitalization
-	Tranche 6: when the Company achieves a $800 million market capitalization
-	Tranche 7: when the Company achieves a $1.0 billion market capitalization

In accordance with FASB ASC 815, these RSU awards were classified as a liability, measured at fair value through profit or loss, and compensation expense is recognized over the expected term.

As af March 31, 2024, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these restricted stock awards outstanding was $1,550,576, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the March 31, 2024 measurement date, expected dividend yield of 0%, expected volatility between 72.3% and 89.3%, risk-free interest rate between a range of 4.79% to 5.41%, and an expected term between 3 months and 12 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

On the same day, the Company Subsidiary and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which the Company Subsidiary granted LRC the Royalty and undertook to calculate and make royalty payments on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, the Company Subsidiary’s right to determine operations, and LRC’s information and audit rights. Under the Royalty Agreement, the Company Subsidiary also granted LRC an option to purchase additional royalty interests with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty, at a total purchase price of $5,000,000.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of March 31, 2024, and December 31, 2023, amounted to $27,306 and $58,579, respectively.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock and Amendments

On July 18, 2022, the board of directors of the Company (the “Board of Directors” or “Board”) approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-750 without affecting the number of shares of authorized common stock (the “Originally Intended Reverse Stock Split”). The holder of the majority voting power of our voting stock (the “Majority Stockholder”) approved the Originally Intended Reverse Stock Split by written consent on July 18, 2022, in lieu of a meeting of stockholders as permitted under the Nevada Revised Statute (“NRS”) Section 78.320(2) and the company’s bylaws, as then amended (the “Bylaws”).

On December 20, 2022, the Company made the appropriate filings with the Secretary of State of the State of Nevada (“SOS”) that were intended to effect the Originally Intended Reverse Stock Split (the “Original Articles Amendment”). In April 2023, the Board of Directors determined that due to an error, the Original Articles Amendment was a nullity and that it would be in the best interest of the Company to take corrective action to remedy the inaccuracy and to file the documents that would have been necessary to effectuate a 1-for-750 reverse stock split of the issued and outstanding common stock with a corresponding split of the authorized common stock (the “Rectified Reverse Stock Split”) and then immediately thereafter increase the number of shares of authorized common stock back to the number it was prior to the Rectified Reverse Stock Split as of December 20, 2022.

On April 21, 2023, the Board authorized and approved the necessary documents and filings with the SOS to decrease the number of the Company’s issued and outstanding shares of common stock and correspondingly decrease the number of authorized shares of common stock, each at a ratio of 1-for-750, retroactively effective as of December 20, 2022, without a vote of the stockholders, as pursuant to the NRS, no stockholder approval was required. Also on April 21, 2023, the Board and the Majority Stockholder approved an Authorized Capital Increase Amendment to increase the authorized number of shares of common stock from 5,333,334 shares to 4,000,000,000 shares retroactively as of December 20, 2022, in accordance with the Board’s and stockholders’ original intent in effecting the Originally Intended Reverse Stock Split.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Further, the Board of Directors determined that it was advisable and in the best interests of the Company to amend and restate the Company’s articles of incorporation to decrease the number of shares of authorized common stock to two hundred million (200,000,000) and to amend certain other provisions in the Company’s articles (the “Amended and Restated Articles”). The Board of Directors and the Majority Stockholder determined to decrease the number of shares of authorized common stock to reduce the number of shares available for issuance given the negative perception the dilutive effect of having such a large number of shares available for issuance may have on any potential future efforts to attract additional financing. On April 21, 2023, the Board and the Majority Stockholder approved the Amended and Restated Articles. On May 25, 2023, the Company made the appropriate filings with the SOS to effect the changes as described above.

On May 25, 2023, the Company also filed with the SOS a Certificate of Withdrawal of Designation of the Series B Convertible Preferred Stock and a Certificate of Withdrawal of Designation of the Series C Convertible Preferred which were effective as of May 25, 2023.

As of December 31, 2023 and March 31, 2024, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

Series A Preferred Stock

On December 18, 2012, the Company filed with the SOS a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Series A Stock”) to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Company’s common stock, with the holders of Series A Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one outstanding share of our Series A Stock has been held by our Chief Executive Officer and Chairman, Mr. Marc Fogassa since December 18, 2012.

Series D Preferred Stock

On September 16, 2021, the Company filed with the SOS a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D COD”) provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. Pursuant to the Series D COD one share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Giving effect to the Reverse Stock Split discussed above, each share of Series D Stock is effectively convertible into 13 and 1/3 shares of common stock. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock and are entitled to any dividends or distributions declared by the Company on a pro rata basis. There were no shares of Series D Stock outstanding as of March 31, 2024 or December 31, 2023.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Three Months Ended March 31, 2023 Transactions

On January 9, 2023, the Company entered into an underwriting agreement (with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (the “Representative”), pursuant to which the Company agreed to sell an aggregate of 675,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”), to the Representative, at a public offering price of $6.00 per share in a firm commitment public offering (the “Offering”). The Company also granted the Representative a 45-day option to purchase up to 101,250 additional shares of the Company’s Common Stock upon the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (the “Over-Allotment Option”). On January 11, 2023, the Representative delivered its notice to exercise the Over-Allotment Option in full.

The shares of Common Stock were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-262399), which was declared effective on January 9, 2023. The Offering closed on January 12, 2023 (the “Closing”).

In connection with the Closing, the Company issued to the Representative, and/or its permitted designees, as a portion of the underwriting compensation payable to the Representative, warrants to purchase an aggregate of 33,750 shares of Common Stock, equal to 5% of the number of shares of Common Stock sold in the Offering (excluding the Over-Allotment Option), at an exercise price of $7.50, equal to 125% of the per share offering price of $6.00 (the “Representative’s Warrants”). The Representative’s Warrants are exercisable for a period of five years from the effective date of the Registration Statement, and were subject to a mandatory lock-up for 180 days from the commencement of sales in the Offering. Aggregate gross proceeds from the Offering were $4,657,500.

On January 30, 2023, the Company entered into a Securities Purchase Agreement with two investors, pursuant to which the Company agreed to issue and sell to the investors in a Regulation S private placement an aggregate of 640,000 restricted shares of the Company’s Common Stock for a purchase price of $6.25 per share, for total gross proceeds of $4,000,000. The transaction closed on February 1, 2023.

On February 1, 2023, the Company acquired one mineral right totaling 45.77 hectares located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The purchase consideration paid totaled $1,150,000 including $400,000 paid in cash on January 19, 2023 and $750,000 paid in restricted shares of Common Stock of the Company on February 1, 2023.

Additionally, during the three months ended March 31, 2023, the Company sold an aggregate of 91,500 shares of Common Stock to Triton Funds, LP (“Triton”) for total gross proceeds of $831,834 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between the Company and Triton, dated February 26, 2021. Pursuant to the CSPA, Triton agreed to invest up to $2,500,000 in the Company in the form of Common Stock purchases, and the Company may, in its sole discretion, and subject to the satisfaction of certain conditions, deliver purchase notices to Triton which states the dollar amount of shares which the Company intends to sell to Triton.

Three Months Ended March 31, 2024 Transactions

During the three months ended March 31, 2024, the Company issued 6,000 shares of Common Stock in settlement of restricted stock units that vested in the period.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted options to purchase common stock to officers, consultants and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	March 31, 2024	March 31, 2023
Expected volatility	145.69% – 191.10%	319.95% – 457.74%
Risk-free interest rate	3.78% – 4.79%	1.44% – 2.56%
Stock price on date of grant	$31.28 –$31.28	$0.75 – $6.4125
Dividend yield	0.00%	0.00%
Illiquidity discount	-%	75%
Expected term	1 to 5 years	4.8 to 5 years

Changes in common stock options for the three months ended March 31, 2024 and 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.15	$1,228,972
Issued (1)	429,996	0.0077
Outstanding and vested, March 31, 2024	480,664	$1.6879	8.41	$7,488,784

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.1219	1.55	$1,228,922
Issued (2)	40,000	7.00
Outstanding and vested, March 31, 2023	218,672	$1.3801	1.59	$3,483,431

1)	In the three months ended March 31, 2024, 429,996 common stock options were issued with a grant date fair value of $13,447,502.
2)	In the three months ended March 31, 2023, 40,000 common stock options were issued with a grant date fair value of $121,925.

During three months ended March 31, 2024, the Company recorded $3,315,822 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($121,925, during the three months ended March 31, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series D Preferred Stock Options

As at and for the three months ended March 31, 2024, the Company had no Series D preferred stock options outstanding and no shares of Series D Stock outstanding. During the three months ended March 31, 2023, the Company granted options to purchase series D stock to directors of the Company. All Series D preferred stock options granted vested immediately at the grant date and were exercisable for a period of ten years from the date of issuance. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

March 31, 2023
Expected volatility	140.04% – 154.42%
Risk-free interest rate	3.42% - 3.99%
Stock price on date of grant	$7.00 - $13.35
Dividend yield	0.00%
Illiquidity discount	75%
Expected term	5 years

Changes in Series D preferred stock options for the three months ended March 31, 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(a)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	72,000	$0.10	8.94	$6,712,800
Issued (1)	9,000	0.10
Outstanding and vested, March 31, 2023	81,000	$0.10	8.82	$19,840,200

(a)	Represents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

1)	In the three months ended March 31, 2023, 9,000 Series D preferred stock options were issued with a total grant date fair value of $267,259.

During the three months ended March 31, 2024, the Company recorded $nil in stock-based compensation expense from Series D preferred stock options in the consolidated statements of operations and comprehensive loss ($267,359, during the three months ended March 31, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the three months ended March 31, 2024, the Company did not issue any common stock purchase warrants. During the three months ended March 31, 2023, the Company issued common stock purchase warrants to investors, finders and brokers in connection with the Company’s equity financings. All warrants vest within 180 days from issuance and are exercisable for a period of one to five years from the date of issuance. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

March 31, 2023
Expected volatility	127.17%
Risk-free interest rate	3.54%
Stock price on date of grant	$8.10
Dividend yield	0.00%
Expected term	5 years

Changes in common stock purchase warrants for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	55,671	$10.6087	1.34-	$1,152,654.00
Outstanding and vested, March 31, 2024	55,671	$10.6087	1.10	$402,668.00

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30-		$-
Warrants issued (1)	33,750	7.50
Outstanding and vested, March 31, 2023	355,509	$12.3542	1.61	$

1)	The warrants issued in the three months ended March 31, 2023 had a total grant date fair value of $147,848.

During the three months ended March 31, 2024, the Company recorded $nil in share issuance costs in the consolidated statement of changes in equity as a result of the Company’s common stock purchase warrants issued ($147,848, during the three months ended March 31, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Restricted Stock Units (“RSUs”)

Restricted stock units (“RSUs”) are granted by the Company to its officers, consultants and directors of the Company as a form of stock-based compensation. The RSUs are granted with varying immediate-vesting, time-vesting, performance-vesting, and market-vesting conditions as tailored to each recipient. Each RSU represents the right to receive one share of the Company’s Common Stock immediately upon vesting.

Changes in RSUs for the three months ended March 31, 2024 and March 31, 2023 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2024	1,040,017
Granted (1)	6,000
Vested (2)	(6,000)
Expired (3)	(10,000)
Outstanding at March 31, 2024	1,030,017

Number of RSUs Outstanding
Outstanding at January 1, 2023	-
Granted (4)	133,021
Vested (5)	(32,002)
Outstanding at March 31, 2023	101,019

1)	6,000 RSUs vested immediately upon grant and were issued with a total grant date fair value of $105,097 as measured at $17.52/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted.
2)	6,000 RSUs vested and were settled through the issuance of 6,000 shares of Common Stock.
3)	10,000 RSUs were cancelled without vesting since the performance conditions for vesting were not met.
4)	133,021 RSUs were granted to directors, officers, and consultants of the Company, with a total grant date fair value of $1,002,449 as measured at $7.54/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 53,257 RSUs which immediately vested upon grant, (ii) 63,764 RSUs with time-based vesting in equal annual installments over three years, and (iii) 16,000 RSUs with time-based vesting in equal annual installments over four years.
5)	32,002 RSUs vested and were settled through the issuance of 32,002 shares of Common Stock.

During the three months ended March 31, 2024, the Company recorded $2,891,703 in stock-based compensation expense from the Company’s RSU activity in the period ($363,739 during the three months ended March 31, 2023). As of March 31, 2024, there were 891,109 RSUs outstanding and rights to receive 138,908 shares of common stock as a result of RSU vesting (December 31, 2023: 924,364 RSUs outstanding and rights to receive 115,653 shares of common stock as a result of RSU vesting).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Other stock incentives measured at fair value through profit or loss

As of March 31, 2024, the Company had certain other stock incentives outstanding pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. During the three months ended March 31, 2024, the Company recorded $508,172 in stock-based compensation expense from the Company’s other stock incentive activity in the period ($nil, during the three months ended March 31, 2023). As of March 31, 2024, the Company had 127,695 shares subject to issuance under these other stock incentives and a $1,021,929 derivative liability recognized (December 31, 2023: 127,635 shares subject to issuance and a $513,757 derivative liability recognized).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rental Commitment

The following table summarizes certain of Atlas’s contractual obligations at March 31, 2024 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lithium processing plant construction (1)	$2,583,260	$2,583,260	$-	$-	$-
Land acquisition (2)	2,743,105	2,743,105	-	-	-
Total	5,281,365	5,281,365	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.
(2)	Land acquisition obligations are related to land purchase agreements.

Please see commitments related to Leases in Note 2.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the board of directors.

The Company’s related parties include:

Martin Rowley	Martin Rowley is a senior advisor to the Company. In 2023, the Company entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors of convertible notes. Martin Rowley is the father of Nick Rowley, the Company’s VP Business Development.

Jaeger Investments Pty Ltd (“Jaeger”)	Jaeger Investments Pty Ltd is a corporation in which senior advisor, Martin Rowley, is a controlling shareholder.

RTEK International DMCC (“RTEK”)	RTEK International DMCC is a corporation in which the VP Business Development of the Company, Nick Rowley, and Brian Talbot, our Chief Operating Officer and a member of the Board of Directors as of April , 2024 are controlling shareholders.

Shenzhen Chengxin Lithium Group Co., Ltd	Shenzhen Chengxin Lithium Group Co., Ltd is a non-controlling shareholder.

Sichuan Yahua Industrial Group Co., Ltd	Sichuan Yahua Industrial Group Co., Ltd, is a non-controlling shareholder.

Technical Services Agreement: In July 2023, the Company entered into a technical service agreement with RTEK pursuant to which RTEK provides mining engineering, planning and business development services.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Note Purchase Agreement: In November 2023, the Company entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors of convertible promissory notes with an aggregate total principal amount of $10.0 million, accruing interest at a rate of 6.5% per annum. Pursuant to the agreement, Mr. Rowley, through Jaeger, purchased an aggregate of $2.0 million of the Notes. The Notes will mature in November 2026.

Offtake and Sales Agreements: In December 2023 the Company entered into Offtake and Sales Agreements with each of Sichuan Yahua Industrial Group Co., Ltd. and Sheng Wei Zhi Yuan International Limited, a subsidiary of Shenzhen Chengxin Lithium Group Co., Ltd., pursuant to which the Company agreed, for a period of five (5) years, to sell to each buyer 60,000 dry metric tonnes of lithium concentrate (the “Product”) per year, subject to the Company’s authority to increase or decrease such quantity by up to ten percent (10%) each year. Each of the buyers agreed to pre-pay to the Company $20.0 million (each, a “Pre-Payment Amount”) for future deliveries of the Product after the Company obtains customary licenses. Each Pre-Payment Amount will be used to offset against such buyer’s future payment obligations for the Product.

The related parties outstanding amounts and expenses as of March 31, 2024 and December 31, 2023 are shown below:

	March 31, 2024		December 31, 2023
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International	$-	$724,193	$-	$1,449,000
Jaeger Investments Pty Ltd.	$1,992,130	$32,802	$1,954,145	$13,405
Total	$1,992,130	$756,995	$1,954,145	$1,462,405

In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas and its subsidiaries and among the subsidiaries.

Jupiter Gold Corporation

During the three months ended March 31, 2024, Jupiter Gold granted options to purchase an aggregate of 105,000 shares of its common stock to Marc Fogassa, the Chairman and CEO of the Company, at prices ranging between $0.01 to $1.00 per share. The options were valued at $20,000 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Jupiter Gold stock price on the date of the grant ($0.74 to $0.90), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 255% and 311%, risk-free interest rate between a range of 3.88% to 4.19%, and an expected term between 5 and 10 years. As of March 31, 2024, an aggregate 1,315,000 Jupiter Gold common stock options were outstanding with a weighted average life of 8.06 years at a weighted average exercise price of $0.051 and an aggregated intrinsic value of $982,674.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the three months ended March 31, 2023, Jupiter Gold granted options to purchase an aggregate of 105,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $30,011 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Jupiter Gold stock price on the date of the grant ($1.00 to $1.49), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated at 224%, risk-free interest rate between a range of 3.40% to 4.26%, and an expected term between 5 and 10 years. During the three months ended March 31, 2023, Marc Fogassa exercised a total 90,000 options at a $1.00 weighted average exercise price. These exercises were paid for with 67,212 options conceded in cashless exercises. As a result of the options exercised, the Company issued 22,778 shares of the Jupiter Gold’s common stock to Marc Fogassa. As of March 31, 2023, an aggregate 1,920,000 Jupiter Gold common stock options were outstanding with a weighted average life of 8.72 years at a weighted average exercise price of $0.01 and an aggregated intrinsic value of $1,332,000.

Apollo Resource Corporation

During the three months ended March 31, 2024, Apollo Resources granted options to purchase an aggregate of 45,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $67,196 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Apollo Resource stock price on the date of the grant ($6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 16.61% and 17.41%, risk-free interest rate between a range of 3.88% to 4.19%, and an expected term of 10 years. As of March 31, 2024, an aggregate 450,000 Apollo Resources common stock options were outstanding with a weighted average life of 8.71 years at a weighted average exercise price of $0.01 and an aggregated intrinsic value of $2,695,500.

During the three months ended March 31, 2023, Apollo Resources granted options to purchase an aggregate of 45,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $55,944 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Apollo Resource stock price on the date of the grant ($5.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated at 58%, risk-free interest rate between a range of 3.40% to 4.00%, and an expected term of 10 years. As of March 31, 2023, an aggregate 270,000 Apollo Resources common stock options were outstanding with a weighted average life of 9.92 years at a weighted average exercise price of $0.01 and an aggregated intrinsic value of $1,347,300.

NOTE 8 – RISKS AND UNCERTAINTIES

Currency Risk

The Company operates primarily in Brazil which exposes it to currency risks. The Company’s business activities may generate intercompany receivables or payables that are in a currency other than the functional currency of the company. Changes in exchange rates from the time the activity occurs to the time payments are made may result in the Company receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

Registered Offering

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with an accredited investor (the “Investor”), pursuant to which the Company agreed to sell and issue an aggregate of 1,871,250 shares of its Common Stock in a registered direct offering (the “Registered Offering”) at a purchase price of $16.0321 per share. The Purchase Agreement contains customary representations and warranties, covenants and indemnification rights and obligations of the Company and the Investor. The closing occurred on April 4, 2024.

The gross proceeds from the Registered Offering were $30.0 million before deducting related offering expenses. The Company intends to use the net proceeds from the Registered Offering primarily for general corporate purposes, including the development and commercialization of our products, general and administrative expenses, and working capital and capital expenditures.

Offtake Agreement

In connection with the closing of the Registered Offering, our subsidiary Atlas Lítio Brasil Ltda. (hereinafter “Atlas Brazil”) and the Investor entered into an Offtake and Sales Agreement, pursuant to which Atlas Brazil agreed to sell and deliver to the Investor, and the Investor agreed to purchase and take delivery of, (i) the spot quantity of fifteen thousand (15,000) dry metric tons of Atlas Brazil’s product, and, subject to the fulfillment of certain conditions precedent, (ii) up to sixty thousand (60,000) dry metric tons of Atlas Brazil’s product for each year, up to a total of three hundred thousand (300,000) dry metric tons.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023

This Quarterly Report includes forward-looking statements that are subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in Item 1.A. of Part II of this Report that could cause actual results could differ materially from those anticipated in these forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We also own approximately 27.42% of the shares of common stock of Jupiter Gold, a company focused on the exploration of two gold projects and a quartzite mine, the common stock of which is quoted on the OTCQB marketplace under the symbol “JUPGF.” The quartzite mine started preliminary operations in June 2023.

The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

Operational Update

Lithium Exploration Campaign

Our ongoing drilling campaign is delineating the lithium resources of our 100%-owned Neves Project, a cluster of four lithium mineral rights within MGLP. Our current geological team is comprised of 15 geologists, all of whom are full-time employees. To support the work of our geologists we have 13 full-time field and support technicians and machinery operators, as well as 3 trainee technicians and over 19 field assistants. Our geological team and our exploration campaign is supervised by James Abson, a Qualified Person for lithium as such term is defined in Subpart 1300 of Regulation S-K promulgated by the SEC (“Regulation S-K 1300”). Mr. Abson was appointed as our Chief Geology Officer in October 2023 and has over 29 years of diverse experience in mining and mineral exploration.

Under Mr. Abson’s leadership, our technical team adopted a systematic approach to exploration of additional potential target areas within the Neves Project. These efforts involve geological mapping, sampling of historical artisanal mining sites and exposed pegmatites to analyze potassium-rubidium ratios, as well as soil sampling using both XRF and ICP testing for both LCT pathfinders and Li. Geophysical surveys, including magnetics, are used when warranted to pinpoint additional pegmatite deposits and related structures. Deep trenching of anomalous areas is used to identify and confirm lithium-cesium-tantalum (LCT) pegmatites and estimate width, strike, dip and mineralization prior to drilling. Finally, scout drilling is aimed at testing the highest priority pegmatite targets that appear widest and most mineralized. Within Neves Project area, four confirmed pegmatite bodies with spodumene mineralization were identified (designated as Anitta 1 through 4).

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

Neves Project

The Company’s geological team continues to explore the Neves Project area to expand its already known mineralized pegmatite tonnage. Previously discovered mineralized pegmatites in the Neves Project were initially located with the help of historic artisanal mines, outcroppings of pegmatite, or shallow sub-crop unearthed by trenching Li in soil anomalies. To date, Atlas has mapped and sampled over 84 pegmatite outcrops within the Neves permit, and ranked them based on their K/Rb ratios. The more evolved pegmatites have a higher possibility of hosting lithium minerals. In an effort to expedite the exploration of the substantial surface area of the Neves project, in late 2023, Atlas Lithium embarked on a systematic exploration campaign designed by James Abson, the Company’s Chief Geology Officer.

The Project Area has now been covered by:

●	Detailed hyperspectral satellite and drone LiDAR mapping to aid in faster pegmatite discovery;
●	Geological mapping and rock sampling, including K/Rb ratio analysis, to improve target prioritization;
●	Closely spaced soil sampling
●	grids, with 4,599 samples taken to date, to highlight Li (>100ppm threshold) and LCT pegmatite pathfinder anomalies for drill testing;
●	High-resolution drone geophysics surveys, including magnetics and radiometrics, to assist with mapping and drill targeting.

The comprehensive data sets have generated several highly promising coincident and parallel targets (Figure 1). One notable example is a linear lithium anomaly with a strike length of 1.2km, which coincides with the Anitta 2 mineralized pegmatite. While some of these targets may represent extensions of the known mineralized Anitta trends, others could potentially indicate entirely new, untested pegmatite discoveries, particularly in the southern region of Neves.

The practical application of this new lithium soil anomaly information is exemplified at Anitta 1. Previously, an unexplained anomaly existed to the east of the drilled orebody. Guided by this anomaly, additional drilling has now uncovered the up-dip extension of Anitta 1 and a parallel orebody immediately to the east. These discoveries are expected to contribute significantly to the project’s mineralized pegmatite tonnage, demonstrating the effectiveness of the exploration approach in identifying and delineating high-quality lithium mineralization.

An-1
An-2
An-4
An-3
0
1,000
meters
Scale: 1:26,230

Figure 1: Soil sampling lithium anomaly map in relation to mapped pegmatites (pink), the mineralized Anitta pegmatites, topography, and structural geophysics data.

Drilled lithium-mineralized sections of pegmatites can extend up to 150m along strike beyond the termination of the surface lithium anomaly, as observed in the case of Anitta 2. In certain areas, it is probable that these pegmatites continue undetected from the surface along the same strike direction, particularly beneath higher hills where the cover and weathering profiles may be thicker. The Company’s exploration team is currently evaluating the potential use of other less mobile LCT pathfinders, such as Cs, Sn, and Ta, to identify new anomalous trends or extensions that warrant further investigation.

Furthermore, the majority of the Anitta pegmatites exhibit a close association with magnetic lows and NNE-SSW structural lineaments. This valuable information will enable the Atlas team to refine its approach to future exploration targeting activities. These activities will include more detailed follow-up work, such as infill soil grids, trenching, and drilling, to better delineate and characterize the identified targets.

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

We intend to deploy compacted modular dense media separation (DMS) technology together with contracting the crushing and mining operations. The total capital expenditures, including the initial production and ramp-up is estimated at $49.5 million, which includes the modular DMS plants, tailings management module for dry stacked tailings; engineering, procurement, construction management costs; earthworks and civils; site access upgrade, mining preparation and pre-strip, commissioning and ramp-up. The fabrication of the DMS modules, tailing management module, and associated materials handling equipment is nearing completion and trial assembly is currently underway at the South African manufacturing facility as a quality assurance measure prior to shipment to Brazil.

On February 26, 2024, we announced that the fabrication of the DMS modules, tailing management module, and associated materials handling equipment is progressing on schedule, and first commissioning and initial production anticipated for the fourth quarter of 2024. The manufacturing orders were placed by us in December 2023. By condensing components into modules with significantly reduced footprint and weight versus recent DMS plants, Atlas Lithium plans to streamline installation and commissioning. For example, whereas fully assembled traditional DMS facilities commonly weigh 250-300 tons, the Company’s modular plant is predicted to weigh only approximately 41 tonnes. Modular DMS trial assembly on the primary 100 tons per hour (tph) module and the secondary 50 tph module. We engaged CDM Group as engineering contractor and construction coordinator and ADP Marine & Modular for plant manufacturing, with both of these firms located in South Africa. The manufacturing facility located in South Africa has recently been visited by our technical team and photographs of parts completed and in progress of our modular DMS lithium processing plant under construction can be seen in Figures 2-4 below. Figures 5-7 depict 3-D model views of our planned modular DMS lithium processing plant.

Figure 2: Our modular DMS lithium processing plant under construction.

Figure 3: View of part of our DMS lithium processing plant under construction.

9

Figure 4: View of part of our modular DMS lithium processing plant under construction.

10

Figure 5: View of 3-D model of our planned DMS lithium processing plant.

11

Figure 6: Additional view of 3-D model of our planned DMS lithium processing plant.

12

Figure 7: Additional view of 3-D Model of our planned DMS lithium processing plant.

Business Development Update

Mitsui & Co., Ltd.

On January 18, 2023, we announced that we had signed a non-binding, non-exclusive Memorandum of Understanding (“MOU”) with Mitsui & Co., Ltd. (“Mitsui”) with respect to Mitsui’s potential interest in acquiring the right to purchase our future lithium concentrate production. In November 2023, we ceased discussions with Mitsui regarding a potential offtake arrangement as contemplated by the MOU, but continued discussions with Mitsui regarding other possible strategic opportunities. On March 28, 2024, the Company and Mitsui entered into an agreement pursuant to which the Company agreed to sell to Mitsui 1,871,250 shares of our common stock for a purchase price of $30,000,000, representing a 10% premium to the 5-day VWAP . The closing of the sale of the shares occurred on April 4, 2024. In connection with the sale of the shares, on April 4, 2024, parties entered into an Offtake and Sales Agreement (the “Offtake”) for the future purchase of 15,000 tons of lithium concentrate from Phase 1 and 60,000 tons per year for five years from Phase 2 of Atlas Lithium’s soon to be producing Neves Project in Brazil’s Lithium Valley. The investment provided Atlas Lithium with funds to continue its development towards revenue generation

Results of Operations

The Three Months Ended March 31, 2024, Compared to the Three Months ended March 31, 2023

Net loss for the three months ended March 31, 2024, totaled $13,184,196, compared to net loss of $4,465,353 during the three months ended March 31, 2023. The increase is mainly due to:

●	Higher general and administrative expenses of approximately $0.9 million in the period primarily due to increased costs of consultants related to technical services, increased legal fees relating to transactions consummated during the quarter and other third-party costs;
●	An increase of approximately $5 million in stock-based compensation expense compared to the prior period, reflecting new members of the management team eligible for the stock-based compensation program; and
●	Higher exploration expenses of approximately $2 million for the period due the execution of the drilling program on our 100% owned Minas Gerais Lithium Project.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $17,529,465 and working capital of $11,280,122.

Net cash used by operating activities totaled $6,103,264 for the three months ended March 31, 2024, compared to net cash used of $3,663,428 during the three months ended March 31, 2023, representing a decrease in cash available of $2,439,836 or 67%. The increase in net cash used by operating activities was mainly due to:

●	Increase in expenses related to the third companies as consultants and others;
●	Increase in exploration expenses due to the increase of drilling program and exploration teams.

Net cash used in investing activities totaled $6,055,535 for the three months ended March 31, 2024, compared to net cash used of $1,275,972 during the three months ended March 31, 2023, representing an increase in cash used of $4,779,563 or 375%. The increase reflects the payments made in connection with the construction of our Lithium processing plant.

Net cash provided by financing activities totaled $0 for the three months ended March 31, 2024, compared to $9,564,335 during the three months ended March 31, 2023, representing a decrease in cash provided of $9,564,335 or 100%. The decrease is mainly due to the following financing activities that occurred during the three months ended March 31, 2023:

●	Our underwritten public offering which closed on January 12, 2023, with aggregate gross proceeds of $4,657,500.
●	Securities Purchase Agreement with two investors, pursuant to which we agreed to issue and sell to the Investors in a Regulation S private placement an aggregate of 640,000 restricted shares of our common stock, at a purchase price of $6.25 per share, for total gross proceeds of $4,000,000.
●	The sale of an aggregate of 91,500 shares of our common stock to Triton Funds, L.P for total gross proceeds of $831,834 pursuant to a Common Stock Purchase Agreement.

For further information on three transactions mentioned above, please refer to note 4 – stockholders´ equity.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of March 31, 2024, we had cash and cash equivalents of $17,729,465 and working capital of $11,280,122, compared to cash and cash equivalents $29,549,927 and a working capital of $24,044,931 as of December 31, 2023. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2024, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

The following risk factor disclosures should be read in conjunction with the risk factors described in our 2023 Form 10-K and subsequent periodic filings with the Securities and Exchange Commission (the “SEC” or the “Commission”). We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for fiscal year ended December 31, 2023, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties summarized and set forth in detail below and elsewhere in this Annual Report before you decide to invest in our common stock.

You are unlikely to be able to exercise effective remedies or collect judgments against BF Borgers relating to their work as our independent registered public accounting firm.

BF Borgers (as defined herein) served as our independent registered public accounting firm from 2015 to 2024 and audited the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. On May 3, 2024, the SEC entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers, permanently barring BF Borgers from appearing or practicing before the Commission as an accountant (the “Order”). In light of the Order, the Audit Committee dismissed BF Borgers as our independent registered public accounting firm on May 6, 2024. We have no ability to ascertain whether BF Borgers will survive or that adequate assets will be available to satisfy any claims against it. As a result, you may not be able to exercise effective remedies or collection judgements against BF Borgers. You may also be unable to seek remedies against BF Borgers under applicable securities laws for any untrue statement of a material fact contained in our past financial statements audited by BF Borgers or any omission of a material fact required to be stated in those financial statements. Also, it is unknown if any assets would be available from BF Borgers to satisfy any claims.

We may incur material expenses or delays in financings or SEC filings due to the dismissal of BF Borgers and our stock price and access to the capital markets may be affected.

As a public company, we are required to file with the SEC financial statements that are audited or reviewed, as applicable, by an independent registered public accountant. Our access to the capital markets and our ability to make timely filings with the SEC will depend on having financial statements audited or reviewed again by a new independent registered public accounting firm. In addition, because the SEC found that BF Borgers deliberately failed to conduct audits and quarterly reviews in accordance with applicable PCAOB standards and fraudulently issued audit reports, we will not be able to rely on BF Borgers to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence in companies that were previous clients of BF Borgers. All of these factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

On May 3, 2024, the Commission entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently, barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the Company’s independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports. In light of the Order, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) on May 6, 2024, unanimously approved to dismiss and dismissed BF Borgers as the Company’s independent registered public accounting firm.

On May 7, 2024, the Audit Committee engaged Pipara & Co LLP to serve as the Company’s new independent registered public accounting firm.

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Securities Purchase Agreement

10.2	Investor Rights Agreement

10.3	Offtake Agreement

10.4	Executive Employment Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	May 15, 2024
Marc Fogassa	Chairman of the Board

/s/ Gustavo Pereira de Aguiar	Chief Financial Officer (Principal Financial and	May 15, 2024
Gustavo Pereira de Aguiar	Accounting Officer)

