Form 10-Q
period 2024-06-30
Atlas Lithium Corp
filed 2024-08-09
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-41552

ATLAS LITHIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Rua Antonio de Albuquerque, 156 – 17th Floor

Belo Horizonte, Minas Gerais, Brazil, 30.112-010

(Address of principal executive offices, including zip code)

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

As of August 9, 2024, there were outstanding 15,249,792 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to permitting, royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, litigation, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions.

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the Securities and Exchange Commission (the “SEC”). Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K for fiscal year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 27, 2024. The risk factors contained in our 2023 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$32,267,730	$29,549,927
Accounts receivable	-	-
Inventories	150,663	-
Taxes recoverable	11,000	50,824
Prepaid and other current assets	149,146	113,905
Total current assets	32,578,539	29,714,656
Property and equipment, net	27,447,011	13,477,602
Intangible assets, net	408,933	45,777
Right of use assets - operating leases, net	380,530	444,624
Other assets	46,949	-
Total assets	$60,861,962	$43,682,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,713,762	$4,487,647
Derivative liabilities	370,650	1,000,060
Convertible Debt	81,918	67,024
Operating lease liabilities	108,954	114,994
Total current liabilities	5,275,284	5,669,725
Convertible Debt	9,755,506	9,703,700
Operating lease liabilities	250,554	336,411
Deferred consideration from royalties sold	18,600,000	18,600,000
Other noncurrent liabilities	22,891	58,579
Total liabilities	33,904,234	34,368,415

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively;14,824,692 and 12,763,581 shares issued and outstanding as of June, 2024 and December 31, 2023, respectively	14,825	12,764
Additional paid-in capital	153,431,263	111,662,522
Accumulated other comprehensive loss	(835,873)	(1,119,771)
Accumulated deficit	(126,242,962)	(101,664,519)
Total Atlas Lithium Co. stockholders’ equity	26,367,254	8,890,997
Non-controlling interest	590,473	423,247
Total stockholders’ equity	26,957,727	9,314,244
Total liabilities and stockholders’ equity	$60,861,962	$43,682,659

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023

Revenue	182,789	-	374,108	-
Cost of revenue	91,787	-	193,852	-
Gross margin	91,002	-	180,256	-
Operating expenses	-
General and administrative expenses	4,565,336	2,007,983	7,817,090	4,329,681
Stock-based compensation	4,972,562	2,852,309	11,812,684	3,981,154
Exploration	2,443,616	4,663,500	5,614,599	5,692,325
Other operating expenses	99,268	-	102,869	-
Total operating expenses	12,080,782	9,523,792	25,347,242	14,003,160
Loss from operations	(11,989,780)	(9,523,792)	(25,166,986)	(14,003,160)
Other expenses (income)
Other expense (income)	10,007	(126,896)	12,989	(140,911)
Fair value adjustments, net	(124,228)	-	(311,717)	-
Finance costs (income)	515,146	-	702,029	-
Total other expense	400,925	(126,896)	403,301	(140,911)
Loss before provision for income taxes	(12,390,705)	(9,396,896)	(25,570,287)	(13,862,249)
Provision for income taxes	6,220	-	10,833	-
Net loss	(12,396,925)	(9,396,896)	(25,581,120)	(13,862,249)
Loss attributable to non-controlling interest	(781,948)	(270,247)	(1,002,677)	(769,662)
Net loss attributable to Atlas Lithium Corporation stockholders	$(11,614,977)	$(9,126,649)	$(24,578,443)	$(13,092,587)
	-
Basic and diluted loss per share	-
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.85)	$(1.01)	$(1.79)	$(1.46)
	-
Weighted-average number of common shares outstanding:	-
Basic and diluted	13,721,860	9,068,801	13,721,662	8,966,065
	-
Comprehensive loss:	-
Net loss	$(12,396,925)	$(9,396,896)	$(25,581,120)	$(13,862,249)
Foreign currency translation adjustment	574,752	39,586	644,778	105,891
Comprehensive loss	(11,822,173)	(9,357,310)	(24,936,342)	(13,756,358)
Comprehensive loss attributable to noncontrolling interests	(613,879)	(269,567)	(641,798)	(768,493)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(11,208,294)	$(9,087,743)	$(24,294,544)	$(12,987,865)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three Months Ended June 30, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2023	1	$1	214,006	$214	6,738,062	$6,739	$73,699,668	$(915,224)	$(64,236,932)	$1,296,966	$9,851,432

Issuance of common stock in connection with sales made	-	-	-	-	326,386	326	1,035,457	-	-	-	1,035,783
under private offerings
Issuance of common stock in connection with purchase	-	-	-	-	-	-	-	-	-	-	-
of mining rights
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	(26,796)	(27)	(146,980)	-	-	-	(147,007)
Conversion of Convertible Preferred D stock into Common Stock	-	-	(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Exercise of warrants	-	-	-	-	121,014	121	162,640	-	-	-	162,761
Stock based compensation	-	-	-	-	21,255	21	2,841,346	-	-	-	2,841,367
Change in foreign currency translation	-	-	-	-	-	-	-	38,906	-	680	39,586
Sale of Jupiter Gold common stock in connection with
equity offerings	-	-	-	-	-	-	75,000	-	-	-	75,000
Sale of Apollo Resources common stock in connection with
equity offerings	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(9,126,649)	(270,247)	(9,396,896)

Balance, June, 2023	1	$1	-	$-	10,033,334	$10,033	$77,667,131	$(876,318)	$(73,363,581)	$1,027,399	$4,464,665

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, March 31, 2024	1	$1	-	$-	12,769,581	$12,770	$117,870,041	$(1,049,745)	$(114,627,986)	$395,328	$2,600,410

Issuance of common stock in connection with sales made
under private offerings	-	-	-	-	1,871,250	1,871	29,998,127	-	-	449,450	30,449,449
Issuance of common stock in connection with purchase
of mining rights	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in exchange for consulting, professional
and other services					-	-	-	-	-	-	-
Exercise of options into Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Preferred D stock into Common Stock	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	183,861	184	5,563,095	-	-	235,069	5,798,347
Change in foreign currency translation	-	-	-	-	-	-	-	213,872	-	292,574	506,446
Net loss	-	-	-	-	-	-	-	-	(11,614,977)	(781,948)	(12,396,925)

Balance, June 30, 2024	1	$1	-	$-	14,824,692	$14,825	$153,431,263	$(835,873)	$(126,242,962)	$590,473	$26,957,727

For the Six Months Ended June 30, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,258,116	$(981,040)	$(60,270,994)	$1,795,892	$2,807,300

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,845,192	1,845	10,523,273	-	-	-	10,525,118
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	5,206	5	45,000	-	-	-	45,005
Conversion of Convertible Preferred D stock into Common Stock			(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Exercise of warrants	-	-	-	-	121,014	121	360,253	-	-	-	360,374
Stock based compensation	-	-	-	-	21,255	21	3,580,566	-	-	-	3,580,587
Change in foreign currency translation	-	-	-	-	-	-	-	104,722	-	1,169	105,891
Sale of Jupiter Gold common stock in connection with equity offerings	-	-	-	-	-	-	150,000	-	-	-	150,000
Net loss	-	-	-	-	-	-	-	-	(13,092,587)	(769,662)	(13,862,249)

Balance, June 30, 2023	1	$1	-	$-	10,033,334	$10,033	$77,667,131	$(876,318)	$(73,363,581)	$1,027,399	$4,464,665

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2023	1	$1	-	$-	12,763,581	$12,764	$111,662,522	$(1,119,771)	$(101,664,519)	$423,247	$9,314,244

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,871,250	1,871	29,998,127	-	-	449,450	30,449,449
Issuance of common stock in connection with purchase of mining rights					-	-	-	-	-	-	-
Issuance of common stock in exchange for consulting, professional and other services					6,000	6	105,091	-	-	-	105,097
Exercise of options into Series D preferred stock	-	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Preferred D stock into common stock	-	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	183,861	184	11,665,522	-	-	359,574	12,025,280
Change in foreign currency translation	-	-	-	-	-	-	-	283,898	-	360,879	644,778
Net loss	-	-	-	-	-	-	-	-	(24,578,443)	(1,002,677)	(25,581,120)

Balance, June 30, 2024	1	$1	-	$-	14,824,692	$14,825	$153,431,263	$(835,873)	$(126,242,962)	$590,473	$26,957,727

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

	Six months ended June 30
	2024	2023

Cash flows from operating activities of continuing operations:
Net loss	$(25,581,120)	(13,862,249)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	11,812,684	3,981,154
Issuance of common stock in connection with purchase of mining rights	-	750,000
Depreciation and amortization	65,024	8,108
Interest expense	443,956	-
Fair value adjustments	(311,717)	-
Other non cash expenses	-	140,911
Changes in operating assets and liabilities:
Accounts receivable	-	(8)
Inventories	(150,663)	-
Taxes recoverable	39,824	(3,576)
Deposits and advances	(35,241)	(18,073)
Other assets	(48,820)	-
Accounts payable and accrued expenses	66,114	813,606
Deferred consideration from royalties sold	-	20,000,000
Other noncurrent liabilities	(35,878)	(26,382)
Net cash provided (used) by operating activities	(13,735,837)	11,783,491

Cash flows from investing activities:
Acquisition of capital assets	(13,970,339)	(2,634,035)
Increase in intangible assets	(363,156)	(45,777)
Net cash used in investing activities	(14,333,495)	(2,679,812)

Cash flows from financing activities:
Net proceeds from sale of common stock	30,000,000	10,525,118
Proceeds from sale of subsidiary common stock to noncontrolling interests	449,450	150,000
Cash used in payment of debt	(309,152)	-
Net cash provided by financing activities	30,140,298	10,675,118

Effect of exchange rates on cash and cash equivalents	646,837	105,891
Net increase (decrease) in cash and cash equivalents	2,717,803	19,884,689
Cash and cash equivalents at beginning of period	29,549,927	280,525
Cash and cash equivalents at end of period	32,267,730	20,165,214

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Atlas Lithium Corporation (together with its subsidiaries “Atlas Lithium,” the “Company,” the “Registrant,” “we,” “us,” or “our”) was incorporated under the laws of the State of Nevada, on December 15, 2011. The Company changed its management and business on December 18, 2012, to focus on mineral exploration in Brazil.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the period ended June 30, 2024, the consolidated financial statements include the accounts of the Company; its 100% owned subsidiary, Atlas Lítio Brasil Ltda. (“Atlas Brasil”), Athena Lítio Ltda (“Athena”) and its 47.58% equity interest in Apollo Resources Corporation (“Apollo Resources”) and Apollo Resources’ subsidiaries, Mineração Apollo, Ltda., Mineração Duas Barras Ltda. (“MDB”) and RST Recursos Minerais Ltda. (“RST”); and the Company’s 22.30% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their respective subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their respective subsidiaries have been included in the Company’s consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Machinery and equipment	57,896	(930)	56,966	-	-	-
Land	4,119,895	-	4,119,895	361,674	-	361,674
Prepaid Assets (CIP)	16,027,876	-	16,027,876	6,046,061	-	6,046,061
Mining rights	7,242,274	-	7,242,274	7,069,867	-	7,069,867
Total fixed assets	$27,447,941	$(930)	$27,447,011	$13,477,602	$-	$13,477,602

Reclassification of Mining Rights to Property, Plant, and Equipment

In accordance with ASC 930-805, which provides that mining rights should be classified as tangible assets, the Company reassessed the classification of its mining rights for the quarter ended June 30, 2024. As a result, certain prior amounts have been reclassified to conform to the current year presentation as follows:

	Prior to the reclassification		Post reclassification
	December 31, 2023	Mining rights reclassification	December 31, 2023
Property and equipment	6,407,735	7,069,867	13,477,602
Intangible assets	7,115,644	(7,069,867)	45,777
Total	13,523,379	-	13,523,379

Additionally, this reclassification has affected the Cash Flow Statement as follows:

	Prior to the reclassification		Post reclassification
	6 months to June 30, 2023	Mining rights reclassification	6 months to June 30, 2023
Acquisition of capital assets	(156,469)	(2,477,566)	(2,634,035)
Increase in intangible assets	(2,523,343)	2,477,566	(45,777)
Total	(2,679,812)	-	(2,679,812)

These reclassifications do not affect previously reported total assets, net income (loss) or total cash flows.

Intangible Assets

Intangible assets consist of cost of software under development (SAP implementation). The carrying value of these intangible assets as of June 30, 2024 and at December 31, 2023 was $408,933 and $45,777, respectively.

Accounts Payable and Accrued Liabilities

	June 30, 2024	December 31, 2023
Accounts payable and other accruals	$4,713,762	$3,406,864
Mineral rights payable	-	1,080,783
Total	$4,713,762	$4,487,647

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended June 30, 2024, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

The lease agreements have terms between 2 to 4 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2023	$451,405
Additions	$-
Interest expense	$13,271
Lease payments	$(68,853)
Foreign exchange	(36,315)
Lease liabilities at June 30, 2024	$359,508

Current portion	$108,954
Non-current portion	$250,554

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$128,528
Year 2	$130,392
Year 3	$108,264
Year 4	$29,876
Total contractual undiscounted cash flows	$397,061

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	June 30, 2024	December 31, 2023
Due to Nanyang Investment Management Pte Ltd	5,902,441	5,862,434
Due to Jaeger Investments Pty Ltd	1,967,503	1,954,145
Due to Modha Reena Bhasker	983,740	977,072
Due to Clipper Group Limited	983,740	977,072
Total convertible debt	$9,837,424	$9,770,724
Current portion	$81,918	$67,024
Non-current portion	$9,755,506	$9,703,700

On November 7, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note”) with Mr. Martin Rowley (“Mr. Rowley”) and other investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

-	Maturity date: 36 months as from the date of issuance;
-	Principal repayment terms: due on maturity;
-	Interest rate: 6.5% per annum;
-	Interest payment terms: due semiannually in arrears until maturity, unless converted or redeemed earlier and payable at the election of the holder in cash, in shares of common stock, or in any combination thereof;
-	Conversion right: the holder retains a right to convert all or any portion of the note into shares of the Company’s common stock at the Conversion Price up until the maturity date; and
-	Conversion price: US$28.225/share
-	Redemption right: the Company shall vest a right to redeem the convertible notes if and when (i) twelve months have passed since the loan origination and (ii) the volume weighted average price exceeded 125% of the conversion price for 5 trading days within a 20-day trading period. However, if the Company notifies the holder of its election to redeem the convertible note, the holder may then convert immediately at the conversion price.

On November 7, 2023, the Company issued $10,000,024 in convertible promissory notes under the terms of the Convertible Note Purchase Agreement, and through June 30, 2024 there were no other purchases and sales of the convertible promissory notes pursuant to the Convertible Note Purchase Agreement.

In the three and six months ended June 30, 2024, the Company recorded the following in the consolidated statement of operations and comprehensive loss: (i) $162,055 and $324,110 in interest expense ($nil and $nil, for the three and six months ended June 30, 2023) and (ii) $25,903 and $51,806 in accretion expense ($nil and $nil, for the three and six months ended June 30, 2023).

Derivative Liabilities

	June 30, 2024	December 31, 2023
Derivative liability – conversion feature on the convertible debt	174,586	486,303
Derivative liability – other stock incentives	196,064	513,757
Total derivative liabilities	$370,650	$1,000,060

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to Mr. Rowley (a senior adviser to the Company and the father of Nicholas Rowley, the Company’s Vice President of Business Development), and other investors. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated balance sheets. The derivative liability is measured at fair value through profit or loss.

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

At June 30, 2024, the fair value of the embedded conversion feature was determined to be $174,586 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	June 30, 2024	June 30, 2024
Number of options	354,297	354,297
Stock price at fair value measurement date	$10.3800	$10.3800
Exercise price	$28.2250	$35.2813
Expected volatility	96.23%	96.23%
Risk-free interest rate	4.52%	4.52%
Dividend yield	0.00%	0.00%
Expected term (years)	2.36	2.36

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three and six months ended June 30, 2024, the Company recognized a $124,228 gain and $311,717 gain, respectively, on changes in fair value of financial instruments in the consolidated statement of operations and comprehensive loss ($nil and $nil, in the three and six months ended June 30, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of June 30, 2024, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at June 30, 2024, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was $850,089, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the June 30, 2024 measurement date, expected dividend yield of 0%, expected volatility between 71.2% and 82.3%, risk-free interest rate between a range of 5.09% to 5.48%, and an expected term of 2.5 years. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

As at December 31, 2023, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to received restricted stock was $1,550,576, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the December 31, 2023 measurement date, expected dividend yield of 0%, expected volatility between 72.3% and 89.3%, risk-free interest rate between a range of 4.79% to 5.41%, and an expected term between 3 months and 12 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

NOTE 3 – DEFERRED CONSIDERATION FROM ROYALTIES SOLD

On May 2, 2023, the Company and its wholly owned subsidiary Atlas Brasil, entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”). The transaction contemplated under the Purchase Agreement closed simultaneously on May 2, 2023, whereby Atlas Brasil sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the gross revenue (the “Royalty”) to be received by Atlas Brasil from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by Atlas Brasil.

On the same day, Atlas Brasil and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which Atlas Brasil granted LRC the Royalty and undertook to calculate and make royalty payments on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, Atlas Brasil’s right to determine operations, and LRC’s information and audit rights. Under the Royalty Agreement, the Company Subsidiary also granted LRC an option to purchase additional royalty interests with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty, at a total purchase price of $5,000,000, which expired unexercised during the three months ended June 30, 2024.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of tax installments at our operating subsidiaries located in Brazil. The balance of these tax liabilities as of June 30, 2024, and December 31, 2023, amounted to $22,891 and $58,579, respectively.

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

On December 20, 2022, the Company made the appropriate filings with the Secretary of State of the State of Nevada (“SOS”) that were intended to effect the Originally Intended Reverse Stock Split (the “Original Articles Amendment”). In April 2023, the Board determined that due to an error, the Original Articles Amendment was a nullity and that it would be in the best interest of the Company to take corrective action to remedy the inaccuracy and to file the documents that would have been necessary to effectuate a 1-for-750 reverse stock split of the issued and outstanding common stock with a corresponding split of the authorized common stock (the “Rectified Reverse Stock Split”) and then immediately thereafter increase the number of shares of authorized common stock back to the number it was prior to the Rectified Reverse Stock Split as of December 20, 2022.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Further, the Board determined that it was advisable and in the best interests of the Company to amend and restate the Company’s articles of incorporation to decrease the number of shares of authorized common stock to two hundred million (200,000,000) and to amend certain other provisions in the Company’s articles (the “Amended and Restated Articles”). The Board and the Majority Stockholder determined to decrease the number of shares of authorized common stock to reduce the number of shares available for issuance given the negative perception the dilutive effect of having such a large number of shares available for issuance may have on any potential future efforts to attract additional financing. On April 21, 2023, the Board and the Majority Stockholder approved the Amended and Restated Articles. On May 25, 2023, the Company made the appropriate filings with the SOS to effect the changes as described above.

On May 25, 2023, the Company also filed with the SOS a Certificate of Withdrawal of Designation of the Series B Convertible Preferred Stock and a Certificate of Withdrawal of Designation of the Series C Convertible Preferred which were effective as of May 25, 2023.

As of December 31, 2023 and June 30, 2024, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

Series A Preferred Stock

On December 18, 2012, the Company filed with the SOS a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Series A Stock”) to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Stock is issued and outstanding, the holders of Series A Stock shall vote together as a single class with the holders of the Company’s common stock, with the holders of Series A Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Stock then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one outstanding share of our Series A Stock has been held by our Chief Executive Officer and Chairman, Mr. Marc Fogassa since December 18, 2012, a period greater than 11 years.

Series D Preferred Stock

On September 16, 2021, the Company filed with the SOS a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D COD”) provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. Pursuant to the Series D COD one share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Giving effect to the Reverse Stock Split discussed above, each share of Series D Stock is effectively convertible into 13 and 1/3 shares of common stock. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock and are entitled to any dividends or distributions declared by the Company on a pro rata basis. There were no shares of Series D Stock outstanding as of June 30, 2024 or December 31, 2023.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Six Months Ended June 30, 2023 Transactions

On January 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (the “Representative”), pursuant to which the Company agreed to sell an aggregate of 675,000 shares of the Company’s common stock, to the Representative, at a public offering price of $6.00 per share (the “Offering Price”) in a firm commitment public offering (the “Offering”). The Company also granted the Representative a 45-day option to purchase up to 101,250 additional shares of the Company’s common stock upon the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (the “Over-Allotment Option”). On January 11, 2023, the Representative delivered its notice to exercise the Over-Allotment Option in full.

The shares of common stock were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-262399) filed with the SEC and declared effective on January 9, 2023 (the “Registration Statement”). The consummation of the Offering took place on January 12, 2023 (the “Closing”).

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

On May 26, 2023, our CEO elected to convert 214,006 shares of Series D Stock, representing all of his outstanding shares of Series D Stock at that time, into shares of common stock. As a result, of such conversion, the Company issued to our CEO 2,853,413 new shares of common stock.

Additionally, during the six months ended June 30, 2023, the Company sold an aggregate of 192,817 shares of our common stock to Triton Funds, LP for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between the Company and Triton Funds, LP, dated February 26, 2021. For a description of the transactions contemplated under the CSPA, please refer to our Form 8-K filed with the SEC on March 2, 2021.

Lastly, during the six months ended June 30, 2023, the Company issued 5,206 shares of common stock to officers and consultants in compensation for services rendered.

Six Months Ended June 30, 2024 Transactions

During the six months ended June 30, 2024, the Company issued 2,059,711 new shares of Common Stock, including (i) 1,871,250 shares issued to an accredited investor for gross proceeds of $30,000,000 pursuant to a March 28, 2024 subscription agreement with Mitsui & Co., Ltd. (“Mitsui”), and (ii) 188,461 shares issued to consultants, officers and directors upon vesting of restricted stock units.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options

During the six months ended June 30, 2024 and 2023, the Company granted options to purchase common stock to officers, consultants and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	June 30, 2024	June 30, 2023
Expected volatility	90.41% – 136.11%	103.60% – 104.08%
Risk-free interest rate	3.78% – 4.79%	3.40% – 3.82%
Stock price on date of grant	$31.28 –$31.28	$7.22 – $19.75
Dividend yield	0.00%	0.00%
Illiquidity discount	-%	-%
Expected term	1 to 5 years	1.5 years

Changes in common stock options for the six months ended June 30, 2024 and 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.40	$776,864
Issued (1)	429,996	0.0077
Exercised	-	-
Outstanding and vested, June 30, 2024	480,664	$1.6879	8.16	$4,562,782

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.1219	1.55	$1,228,922
Issued (2)	40,000	7.00
Exercised (3)	(16,000)	0.75
Outstanding and vested, June 30, 2023	242,672	$4.4907	1.76	$4,446,894

1)	In the six months ended June 30, 2024, 429,996 common stock options were issued with a grant date fair value of $13,447,502.
2)	In the six months ended June 30, 2023, 40,000 common stock options were issued with a grant date fair value of $446,726.
3)	In the six months ended June 30, 2023, common stock option holders exercised a total 16,000 options at a weighted average exercise price of $0.75 to purchase 15,458 shares of the Company’s common stock. The exercises were paid for with 542 options conceded in cashless exercises. As a result of the options exercised, the Company issued 15,458 shares of common stock.

During three and six months ended June 30, 2024, the Company recorded $3,352,664 and $6,668,487 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($324,801 and $446,726, during the three and six months ended June 30, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series D Preferred Stock Options

As of and for the six months ended June 30, 2024, the Company had no Series D preferred stock options outstanding and no shares of Series D Stock outstanding. During the six months ended June 30, 2023, the Company granted options to purchase series D stock to two of the Company’s directors. All Series D preferred stock options vested immediately at the grant date and were exercisable for a period of ten years from the date of issuance. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

June 30, 2023
Expected volatility	139.15% – 154.32%
Risk-free interest rate	3.42% - 3.99%
Stock price on date of grant	$7.00 - $38.89
Dividend yield	0.00%
Illiquidity discount	75%
Expected term	5 years

Changes in Series D preferred stock options for the six months ended June 30, 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price (1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	72,000	$0.10	8.94	$6,712,800
Issued (2)	18,000	0.10
Outstanding and vested, June 30, 2023	90,000	$0.10	8.82	$27,122,500

(1)	Represents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

(2)	In the six months ended June 30, 2023, 18,000 Series D preferred stock options were issued with a total grant date fair value of $1,003,483.

During the three and six months ended June 30, 2024, the Company recorded $nil and $nil, respectively, in stock-based compensation expense from Series D preferred stock options in the consolidated statements of operations and comprehensive loss ($736,224 and $1,003,483, respectively, during the three and six months ended June 30, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the six months ended June 30, 2024, the Company did not issue any common stock purchase warrants. During the six months ended June 30, 2023, the Company issued common stock purchase warrants to investors, finders and brokers in connection with the Company’s equity financings. All warrants vest within 180 days from issuance and are exercisable for a period of one to five years from the date of issuance. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

June 30, 2023
Expected volatility	196.40%
Risk-free interest rate	3.43% - 3.54%
Stock price on date of grant	$8.10 - $18.00
Dividend yield	0.00%
Expected term	5s years

Changes in common stock purchase warrants for the six months ended June 30, 2024 and June 30, 2023 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	55,671	$10.6087	1.34	$1,152,654
Outstanding and vested, June 30, 2024	55,671	$10.6087	0.85	$107,777

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30	$-
Warrants issued (1)	234,736	$8.1336
Warrants exercised (2)	(388,688)	$7.6496
Outstanding and vested, June 30, 2023	355,509	$9.9124	1.65	$1,917,556

1)	The warrants issued in the six months ended June 30, 2023 had a total grant date fair value of $2,156,793.
2)	During the six months ended June 30, 2023, warrant holders exercised a total 388,688 warrants to purchase 342,114 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $8.3325 per share and were paid for with (i) $844,039 in cash proceeds to the Company and (ii) 46,573 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued an aggregate of 342,114 common shares.

During the three and six months ended June 30, 2024, the Company recorded the following as a result of the common stock purchase warrant activity: (i) $nil and $nil, respectively, in stock-based compensation expense in the consolidated statements of operations and comprehensive loss ($1,961,661 and $1,961,661, respectively, during the three and six months ended June 30, 2023), and (ii) $nil and $nil, respectively, in share issuance costs in the consolidated statement of changes in equity ($nil and $147,848, respectively, during the three and six months ended June 30, 2023).

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

Changes in RSUs for the six months ended June 30, 2024 and June 30, 2023 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2024	1,040,017
Granted (1)	45,306
Vested (2)	(188,461)
Expired (3)	(10,000)
Outstanding at June 30, 2024	886,862

Number of RSUs Outstanding
Outstanding at January 1, 2023	-
Granted (4)	248,900
Vested (5)	(88,141)
Outstanding at June 30, 2023	160,759

1)	45,306 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $895,236 as measured at $19.76/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 27,980 RSUs which immediately vested upon grant and (ii) 17,326 RSUs with time-based vesting in equal monthly installments over six months.
2)	188,461 RSUs vested and were settled through the issuance of 188,461 shares of common stock.
3)	10,000 RSUs were cancelled without vesting because the performance conditions for vesting were not met.
4)	248,900 RSUs were granted to directors, officers, and consultants of the Company, with a total grant date fair value of $3,276,345 as measured at $13.54/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 161,136 RSUs which immediately vested upon grant, (ii) 63,764 RSUs with time-based vesting in equal annual installments over three years, and (iii) 24,000 RSUs with time-based vesting in equal annual installments over four years.
5)	88,141 RSUs vested and were settled through the issuance of 88,141 shares of common stock.

During the three and six months ended June 30, 2024, the Company recorded $2,210,613 and $5,102,316 in stock-based compensation expense from the Company’s RSU activity in the period ($285,313 and $649,062, respectively, during the three and six months ended June 30, 2023). As of June 30, 2024, there were 798,209 RSUs outstanding and rights to receive 88,653 shares of common stock as a result of RSU vesting (December 31, 2023: 924,364 RSUs outstanding and rights to receive 115,653 shares of common stock as a result of RSU vesting).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Other stock incentives measured at fair value through profit or loss

As of June 30, 2024, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in case some markets conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of June 30, 2024, the company recognized a $196,064 derivative liability and would have been obligated to issue 148,245 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2023: recognized a $513,757 derivative liability relating to 127,535 shares of common stock that the Company would have been obligated to issue had the conditions of the stock incentives been met).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas’s contractual obligations at June 30, 2024 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lithium processing plant construction (1)	$4,644,173	$4,644,173	$-	$-	$-
Total	4,644,173	4,644,173	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

Please see commitments related to Leases in Note 2.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the Board.

The Company’s related parties include:

Martin Rowley	Mr. Rowley is a senior advisor to the Company. In 2023, the Company entered into a Convertible Note Purchase Agreement with Mr. Rowley relating to the issuance to Mr. Rowley along with other experienced lithium investors of convertible notes. Mr. Rowley is the father of Nicholas Rowley, the Company’s Vice President of Business Development.

Jaeger Investments Pty Ltd (“Jaeger”)	Jaeger Investments Pty Ltd is a corporation in which senior advisor, Mr. Rowley, is a controlling shareholder.

RTEK International DMCC (“RTEK”)	RTEK International DMCC is a corporation in which Nicholas Rowley, our Vice President of Business Development, and Brian Talbot, our Chief Operating Officer and a member of our Board as of April 1, 2024 are controlling shareholders.

Shenzhen Chengxin Lithium Group Co., Ltd	Shenzhen Chengxin Lithium Group Co., Ltd is a non-controlling shareholder.

Sichuan Yahua Industrial Group Co., Ltd	Sichuan Yahua Industrial Group Co., Ltd, is a non-controlling shareholder.

Technical Services Agreement:

In July 2023, the Company entered into a technical service agreement (“Technical Services Agreement”) with RTEK pursuant to which RTEK agreed to provide the Company certain mining engineering, planning and business development services.  Messrs. Nick Rowley and Brian Talbot are the founders and principals of RTEK.  On March 31, 2024, the Technical Services Agreement was amended and restated (the “Amended and Restated RTEK Agreement”) to reflect that part of the compensation originally scheduled to be paid to RTEK was allocated as compensation for Mr. Talbot in connection with his appointment as the Company’s director and Chief Operating Officer. Under the terms of the Amended and Restated RTEK Agreement, the Company will issue RTEK RSUs for (i) 75,000 (seventy-five thousand) fully paid shares of the Company’s stock vesting on the successful completion of certain performance criteria outlined in the Amended and Restated R-TEK Agreement; RSUs for 100,000 (one hundred thousand) fully paid shares of the Company’s common stock vesting upon completion of other identified performance criteria; and RSUs for 100,000 (one hundred thousand) fully paid shares of the Company’s common stock vesting upon on the delivery of a working plant as defined in the Amended and Restated RTEK Agreement. Any unvested RSUs shall immediately vest in the event of a Change in Control (as defined in the Company’s 2023 Equity Incentive Plan).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Note Purchase Agreement:

In November 2023, the Company entered into a Convertible Note Purchase Agreement with Mr. Rowley relating to the issuance to Mr. Rowley along with other experienced lithium investors, of convertible promissory notes with an aggregate total principal amount of $10.0 million, accruing interest at a rate of 6.5% per annum. Pursuant to the Convertible Note Purchase Agreement, Mr. Rowley, through Jaeger, purchased an aggregate of $1,967,503.0 of the Notes. The Notes will mature in November 2026.

Offtake and Sales Agreements:

In December 2023, the Company entered into Offtake and Sales Agreements with each of Sichuan Yahua Industrial Group Co., Ltd. and Sheng Wei Zhi Yuan International Limited, a subsidiary of Shenzhen Chengxin Lithium Group Co., Ltd., pursuant to which the Company agreed, for a period of five (5) years, to sell to each buyer 60,000 dry metric tonnes of lithium concentrate (the “Product”) per year, subject to the Company’s authority to increase or decrease such quantity by up to ten percent (10%) each year. Each of the buyers agreed to pre-pay to the Company $20.0 million (each, a “Pre-Payment Amount”) for future deliveries of the Product after the Company obtains customary licenses. Each Pre-Payment Amount will be used to offset against such buyer’s future payment obligations for the Product.

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mitsui through which it sold and issued an aggregate of 1,871,250 shares of its Common Stock in a registered direct offering (the “Registered Offering”) at a purchase price of $16.0321 per share. The Purchase Agreement contains customary representations and warranties, covenants and indemnification rights and obligations of the Company and the Investor. The closing occurred on April 4, 2024.

The gross proceeds from the Registered Offering were $30.0 million before deducting related offering expenses. The Company intends to use the net proceeds from the Registered Offering primarily for general corporate purposes, including the development and commercialization of its products, general and administrative expenses, and working capital and capital expenditures.

In connection with the closing of the Registered Offering, our subsidiary Atlas Brasil and the Investor entered into an Offtake and Sales Agreement, pursuant to which Atlas Brazil agreed to sell and deliver to the Investor, and the Investor agreed to purchase and take delivery of, (i) the spot quantity of fifteen thousand (15,000) dry metric tons of Atlas Brazil’s product, and, subject to the fulfillment of certain conditions precedent, (ii) up to sixty thousand (60,000) dry metric tons of Atlas Brazil’s product for each year, up to a total of three hundred thousand (300,000) dry metric tons.

The related parties outstanding amounts and expenses as of June 30, 2024 and December 31, 2023 are shown below:

	June 30, 2024		December 31, 2023
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International	$-	$2,049,378	$-	$1,449,000
Jaeger Investments Pty Ltd.	$1,967,503	$64,823	$1,954,145	$13,405
Total	$1,967,503	$2,114,201	$1,954,145	$1,462,405

In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas and its subsidiaries and among the subsidiaries.

Jupiter Gold Corporation

During the six months ended June 30, 2024, Jupiter Gold settled a $23,000 remaining balance due of compensation owed to Marc Fogassa in his role as Jupiter Gold’s CEO, as of June 30, 2024 through the issuance of 23,781 shares of common stock of Jupiter Gold at a price of $0.84 per share.

Also during the six months ended June 30, 2024, Jupiter Gold granted its CEO options to purchase an aggregate of 210,000 shares of its common stock at prices ranging between $0.01 to $1.00 per share. The options were valued at $42,000 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Jupiter Gold’s stock price on the date of the grant ($0.74 to $1.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 241% and 312%, risk-free interest rate between a range of 3.88% to 4.64%, and an expected term between 5 and 10 years. During the six months ended June 30, 2024, Jupiter Gold’s CEO exercised a total 1,350,000 options at a $0.01 weighted average exercise price. These exercises were paid for with $13,500 in cash. As a result of the options exercised, the Company issued 1,350,000 shares of common stock to its CEO. As of June 30, 2024, options to purchase an aggregate of 70,000 shares of common stock of Jupiter Gold common were outstanding with a weighted average life of 4.38 years at a weighted average exercise price of $1.00 and an aggregated intrinsic value of $1,400.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the six months ended June 30, 2023, Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to its CEO at prices ranging between $0.01 to $1.00 per share. The options were valued at $71,841 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Jupiter Gold’s stock price on the date of the grant which ranged from $1.10 to $2.10, expected dividend yield of 0%, historical volatility calculated ranging from 298% to 371%, risk-free interest rate between a range of 3.42% to 3.99%, and an expected term between five and ten years. During the six months ended June 30, 2023, Jupiter Gold’s CEO exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, Jupiter Gold issued 728,580 shares of common stock to its CEO. As of June 30, 2023, options to purchase an aggregate of 1,000,000 shares of common stock of Jupiter Gold were outstanding with a weighted average life of 8.56 years at a weighted average exercise price of $0.0199 and an aggregated intrinsic value of $1,080,100.

On June 13, 2023, the Company purchased 320,700 shares of Jupiter Gold common stock at $1.00 per share.

Apollo Resources Corporation

During the six months ended June 30, 2024, Apollo Resources settled a $8,000 remaining balance due of compensation owed to Mr. Fogassa in his role as Apollo Resources’ CEO, as of June 30, 2024 through the issuance of 1,334 shares of common stock of Apollo Resources at a price of $6.00 per share.

Also during the six months ended June 30, 2024, Apollo Resources granted options to purchase an aggregate of 90,000 shares of its common stock to its CEO at a price of $0.01 per share. The options were valued at $134,408 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Apollo Resources’ stock price on the date of the grant ($6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 16.61% and 17.41%, risk-free interest rate between a range of 3.88% to 4.64%, and an expected term of 10 years. During the six months ended June 30, 2024, Apollo Resources’ CEO exercised a total 495,000 options at a $0.01 weighted average exercise price. These exercises were paid for with $4,950 in cash. As a result of the options exercised, Apollo Resources issued 495,000 shares of common stock to its CEO. As of June 30, 2024, no Apollo Resources common stock options were outstanding.

During the six months ended June 30, 2023, Apollo Resources granted its CEO options to purchase an aggregate of 90,000 shares of its common stock at a price of $0.01 per share. The options were valued at $111,874 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Apollo Resources’ stock price on the date of the grant which was $5.00, an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated ranging from 53.2% to 58.0%, risk-free interest rate between a range of 3.42% to 3.99%, and an expected term of ten years. As of June 30, 2023, options to purchase an aggregate 315,000 shares of common stock of Apollo Resources were outstanding with a weighted average life of 9.10 years at a weighted average exercise price of $0.01 and an aggregated intrinsic value of $1,571,850.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

Contract termination agreement

On July 1, 2024, the Company entered into a contract termination agreement with a private advisory firm pursuant to which the Company agreed to pay the following consideration immediately on execution of the agreement: (i) $250,000 in cash and (ii) 400,000 in restricted shares, of which 200,000 restricted shares of common stock are subject to a twelve-month lock-up period and 200,000 restricted shares of common stock are subject to a six-month lock-up period. As the termination occurred subsequent to June 30, 2024, this contract termination did not have any impact on the condensed interim consolidated financial statements presented herein.

Resignation of Chief Financial Officer

On July 17, 2024, Gustavo P. Aguiar resigned as the Company’s Chief Financial Officer (serving as the principal financial and accounting officer) and Treasurer of the Company. Mr. Aguiar’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of New Chief Financial Officer

On July 23, 2024, the Company’s Board appointed Tiago Moreira de Miranda, age 40, as the Company’s new Chief Financial Officer, Principal Accounting Officer, and Treasurer, effective immediately. From February 2024 until July 2024, Mr. Miranda was the Chief Financial Officer of Apollo Resources. In consideration for his services as an officer of the Company, Mr. Miranda will: (i) receive cash compensation of US$ 15,000 per month; (ii) have the opportunity, based on achieving certain specific performance metrics, to earn additional annual compensation of up to US$45,000 and up to US$15,000 as a discretionary bonus based; (iv) receive 40,000 time-based restricted stock units (“RSUs”) to be granted pursuant to the Company’s 2023 Stock Incentive Plan, which shares will vest annually in four equal installments, with vesting period starting the first month after his employment start date. Additionally, if during the first 12 months of his employment, calculated from his employment start date, Mr. Miranda’s employment is terminated by the Company for any reason, 25% of his RSUs will vest immediately upon termination. Mr. Miranda will receive separate compensation for supervising the internal accounting and other financial-related functions for Apollo Resources and Jupiter Gold.

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

Overview

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is a mineral exploration and development company with a developing lithium project and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, copper, rare earths, graphite, and titanium. Our current focus is the development from exploration to future active mining of our hard-rock lithium project located in the state of Minas Gerais in Brazil at a well-known pegmatitic district in Brazil, which has been denominated by the government of Minas Gerais as “Lithium Valley.” We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

We are building a modular plant targeted at producing up to 150,000 tons of lithium concentrate per annum (“tpa”) in what we describe as Phase I. We plan on adding additional modules to the plant with the intent of doubling its production capacity to up to 300,000 tpa in Phase II. However, there can be no assurance that we will have the necessary capital resources to develop such facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

All our mineral projects and properties are located in Brazil, a well-established mining jurisdiction. Our lithium properties include approximately 53,942 hectares (539 km2) divided in 95 mineral rights (2 in pre-mining concession stage, 85 in exploration stage, and 8 in pre-exploration stage).

In addition, we also have a few additional lithium mineral rights that are in the process of being acquired and not yet titled in our name.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil. Our Minas Gerais Lithium Project (“MGLP”) consists of 85 mineral rights spread over approximately 468 km2 and predominantly located within the Brazilian Eastern Pegmatitic Province which has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. Our primary area of focus is the Neves Project, which is part of MGLP. The Neves Project has been drilled extensively and presents spodumene-bearing deposits amenable to open pit mining, with generation of ore material that can be processed by dense media separation technique to yield lithium concentrate, a commercial product within the battery supply chain.

We own approximately 47.58% of the shares of common stock of Apollo Resources, a private company primarily focused on the development of its initial iron mine.

We also own approximately 22.30% of the shares of common stock of Jupiter Gold, a company with an operating quartzite quarry and gold projects in exploration phase, the common stock of which is quoted on the OTCQB marketplace under the symbol “JUPGF.”

The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

Operational Update

During the second quarter of 2024, Atlas Lithium achieved important milestones across several key operational areas including:

➢	Geotechnical drilling program in the Neves Project advanced to approximately 80% completion as of June 30, 2024, with full completion expected by end of August 2024. This program provides crucial data for mine planning and design.

➢	Metallurgical studies for both Anitta 2 and Anitta 3 deposits within the Neves Project were successfully completed.

➢	The core components of the modular dense media separation (DMS) lithium processing plant underwent trial assembly and are in the process of being packaged for shipment. Atlas Lithium has designed its processing plant as a series of compact, preassembled modules, an approach that appears to have never before been used for lithium processing in Brazil. This modular configuration reduces the plant’s physical footprint compared to traditional designs. It will also enable more efficient transportation, installation, and commissioning.

➢

SAP enterprise software was successfully installed.

In June 2024, Apollo Resources received from the state regulatory authority a 10-year license to mine its iron ore property in the Iron Quadrangle region of Minas Gerais, Brazil.

In July 2024, a U.S. company ordered polished quartzite slabs from Jupiter Gold’s quartzite production. Such slabs are expected to be shipped in August 2024, marking the first sale of polished quartzite slabs from Jupiter Gold as an exporter.

Results of Operations

The Six Months Ended June 30, 2024, Compared to the Six Months ended June 30, 2023

Net loss for the six months ended June 30, 2024, totaled $25,581,120, compared to net loss of $13,862,249 during the six months ended June 30, 2023. The increase is mainly due to:

●	After a trial mining period in the second half of 2023, Jupiter Gold started its continuing operations at its quartzite quarry in 2024. The gross margin of $180,256 was generated from the sales of 269 m3 of unprocessed blocks of quartzite from its own production. Considering the start of operations in 2024, there was no gross margin generation in the six months ended June 30, 2023.
●	Higher general and administrative expenses of approximately $3.4 million in the period primarily due to increased costs of labor and consultants related to technical services, increased legal fees relating to transactions consummated during the quarter and other third-party costs;
●	An increase of approximately $7.8 million in stock-based compensation expense compared to the prior period, reflecting bonus for the members of the management team eligible for stock-based compensation; and
●	Higher finance costs of approximately $0.7 million for the period mainly due to interest expenses related to convertible notes issued in November 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $32,267,730 and working capital of $27,303,255.

Net cash used by operating activities totaled $13,735,837 for the six months ended June 30, 2024, compared to net cash provided of $11,783,491 during the six months ended June 30, 2023, representing a variation in the cash flow from operating activities of $25,519,328. The variation in net cash used /provided by operating activities was mainly due to:

●	In the six months ended June 30, 2023, the Company received $20,000,000 arising from the one-time royalty sale with no matchable transaction in 2024 as explained in Note 3.
●	Increase of approximately $3,500,000 in general and administrative expenses due to the increase in the Company’s structure as it moves towards operations. As a result of that the Company had more expenditures with employees’ compensation and costs with third parties service providers such as technical consultants;

Net cash used in investing activities totaled $14,333,495 for the six months ended June 30, 2024, compared to net cash used of $2,679,812 during the six months ended June 30, 2023, representing an increase in cash used of $11,653,683 or 435%. The increase reflects the payments made in connection with the acquisition of the components of our lithium processing plant.

Net cash provided by financing activities totaled $30,140,298 for the six months ended June 30, 2024, compared to $10,675,118 during the six months ended June 30, 2023, representing an increase in cash provided of $19,465,180 or 182%. The increase is mainly due to the following financing activities that occurred during the six months ended June 30, 2023:

●	The sale of an aggregate of 1,871,250 shares of our common stock to Mitsui in a private placement (the “Private Placement”). The gross proceeds from the Private Placement were $30.0 million.

For further information on the transaction mentioned above, please refer to note 7 – related parties transactions.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of June 30, 2024, we had cash and cash equivalents of $32,267,730 and working capital of $27,303,255, compared to cash and cash equivalents $29,549,927 and a working capital of $24,044,931 as of December 31, 2023. We believe our cash and cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the successful installation of our lithium processing facilities, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2024, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constrains and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for fiscal year ended December 31, 2023, and our quarterly report on Form 10-Q for the period ended March 31, 2024, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties included in this Quarterly Report and elsewhere in our Annual Report and other SEC filings before you decide to invest in our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2024, the Company issued 1,871,250 shares of the Company’s common stock in a private placement to Mitsui for total gross proceeds of $30,000,000 pursuant to a March 28, 2024 subscription agreement.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

On May 23, 2024, Marc Fogassa, the Company’s Chief Executive Officer and Chairman, entered into a written plan with Goldman Sachs & Co. LLC for the potential future sale of up to 300,000 shares our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act; such plan expires on March 14, 2025.

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Executive Employment Agreement between the Atlas Lithium Corporation and Tiago Miranda

10.2	Amended And Restated Technical Services Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	August 9, 2024
Marc Fogassa	Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	August 9, 2024
Tiago Miranda	Accounting Officer)

