Form 10-K/A
period 2023-12-31
Atlas Lithium Corp
filed 2024-11-08
CIK 1540684

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 (the “Original Form 10-K”) to restate our consolidated financial statements, including the notes thereto, for the fiscal years ended December 31, 2023 and 2022, to include the Report of Independent Registered Public Accounting Firm prepared by Pipara & Co LLP (“Pipara”), and to make certain other changes as described herein. Pipara was engaged by the Audit Committee of our Board of Directors (the “Audit Committee”) to be the our independent registered public accounting firm as a result of the SEC’s order on May 3, 2024 suspending our prior independent registered public accounting firm, BF Borgers CPA PC, from appearing and practicing as an accountant before the SEC. The Audit Committee engaged Pipara to re-audit our financial statements for the two fiscal years ended December 31, 2023 included in the Original Form 10-K (the “Previously Issued Financial Statements”). In connection with Pipara’s audit, we identified certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the Previously Issued Financial Statements. Following discussions with our management and Pipara, the Audit Committee determined that our Previously Issued Financial Statements will be restated to make the required corrections, necessary to comply with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as further described below.

The restated and re-audited consolidated financial statements (the “Restated Audited Financial Statements”) update and revise items in the Original Form 10-K, including:

(1)	with respect to the two fiscal years ended December 31, 2023 and 2022, (1) changing the presentation or classification of certain line items, including mining rights previously classified as Intangible assets and certain liabilities and operating expenses; and (2) adjusting for certain errors, omissions or changes in accounting policies, including (i) the reclassification of foreign exchange translation adjustments in a subsidiary incorrectly classified as other comprehensive income, (ii) correction of the recognition period for certain operating expenditures, including stock-based compensation and executive bonuses, and (iii) correction and reclassification of additional paid-in capital, accumulated deficit and other comprehensive loss;

(2)	with respect to the fiscal year ended December 31, 2023, adjusting for certain errors and changes in accounting policies, including (i) revision of the amounts recorded as exploration expenses, other expense (income) and liability for deferred other income and (ii) correction of the accounting treatment of operating leases; and

(3)	with respect to the fiscal year ended December 31, 2022, excluding, derecognizing or reclassifying certain items, including (i) the exclusion from our consolidated financial statements of two entities controlled by our controlling shareholder that do not qualify as entities controlled by the Company, (ii) the exclusion of taxes that no longer recoverable, (iii) the derecognition of equity method investments for which there was no expectation of any future economic benefits from such assets’ use or disposal, and (iv) the reclassification of transactions erroneously identified as related party transactions.

For additional details of each line change, please refer to the section named “Restatement of Previously Issued Financial Statements as of and for the Fiscal Years Ended December 31, 2023 and 2022” in Note 1 – Organization, Business and Summary of Significant Accounting Policies to the Restated Audited Financial Statements.

We have concluded that in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 and 2022. For a discussion of our disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and remediation plans, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

This Amendment also makes the following changes to the Original Form 10-K:

(i)	correct the Commission File Number presented on the cover page of the Original Form 10-K;

(ii)	update the address of our principal executive offices;

(iii)	correct immaterial typographical errors contained within the Original Form 10-K;

(iv)	amend Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, to reflect the restated numbers derived from the Restated Audited Financial Statements and corresponding descriptions of the Company’s accounting policies;

(v)	amend Part III, Item 11. Executive Compensation to include disclosures required by Item 408(w)(2) of Regulation S-K in light of the restatement of the Previously Issued Financial Statements;

(vi)	furnish the report of Pipara as our independent registered public accounting firm in connection with the Restated Audited Financial Statements; and

(vii)	file Pipara’s consent in connection with the incorporation by reference of the Restated Audited Financial Statements in the our Registration Statement on Form S-3 File No. 333-274223 and Registration Statement on Form S-8, File No.333-273083.

Except as described above, no other portion of the Original Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

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

We have an accumulated deficit of approximately $102.8 million as of December 31, 2023. We expect to continue to incur losses unless and until such time as our projects or properties acquired in the future enter into commercial production and generate sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. If we are unable to generate cash flows from our operations, we will not be able to earn profits and may be unable to continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Lithium Royalty Corp. Royalty Agreement

On May 2, 2023, the Company entered into a written agreement pursuant to which it sold a royalty interest equaling 3% of the future gross revenue from the sale of products from certain 19 mineral rights and properties owned by the Company and located in Brazil, to Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”), for $20,000,000 in cash.

The royalty will be calculated, and royalty payment will be made, on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products. The Company also granted LRC an option to purchase additional royalty interests with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions, at a total purchase price of $5,000,000.

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

Results of Operations

Fiscal Year Ended December 31, 2023, Compared to Fiscal Year Ended December 31, 2022

We generated no revenue for the two fiscal years ended December 2023 and 2022.

We incurred no cost of goods sold for the two fiscal years ended December 2023 and 2022.

We recognized no gross income or loss for the two fiscal years ended December 2023 and 2022.

Operating expenses for the year ended December 31, 2023, totaled $42,106,732, compared to operating expenses of $5,861,020 during the year ended December 31, 2022, representing an increase of 618%. The increase was mostly due to increases in general and administrative expenses and stock-based compensation expense, as described below.

General and administrative expenses increased by 251%, from $2,826,097 for the year ended December 31, 2022, to $9,917,949 for the year ended December 31, 2023, mainly due to:

●	approximately $1,030,000 in non-recurring transaction costs associated with our public offering in January 2023 in connection with the listing of our common stock on the Nasdaq Capital Market.,
●	higher compensation costs due to the increase in employee headcount approximately of $1,940,000,
●	increased legal fees of approximately of $1,160,000,
●	consulting expenses approximately $1,950,000.

Stock-based compensation expense for the year ended December 31, 2023, was $15,513,666, compared to $2,475,415 in the prior year, an increase of 527%. The increase was primarily due to the increase in the market price of our common stock and an increase in stock-based compensation awarded to new members of our management team.

Other expense (income) for the year ended December 31, 2023, totaled a net $194,175, compared to $254,494 during the year ended December 31, 2022, representing a decrease of expenses in other expense (income) of 24%.

As a result, we incurred a net loss attributable to our stockholders of $40,768,275, or $4.37 per share, for the year ended December 31, 2023, compared to a net loss attributable to our stockholders of $4,931,755, or $1.07 per share, during the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of December 31, 2023, we had cash and cash equivalents of $29,549,927 and working capital of $23,809,637, compared to cash and cash equivalents $280,358 and a working capital deficit of $3,203,997 as of December 31, 2022. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through March 2025. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities totaled $5,962,602 for the year ended December 31, 2023, compared to net cash used of $3,163,072 during the year ended December 31, 2022, representing an increase in cash used of $2,799,530, or 89%. The increase was primarily due to the net loss in the period.

Net cash used in investing activities totaled $7,970,172 for the year ended December 31, 2023, compared to net cash used of $1,020,377 during the year ended December 31, 2022, representing an increase in cash used of $6,949,795, or 681%. The increase is mainly due to cash advances for the lithium processing plant construction during 2023.

Net cash provided by financing activities totaled $43,156,759 for the year ended December 31, 2023, compared to $4,387,462 during the year ended December 31, 2022, representing an increase in cash provided of $38,769,297, or 884%. The increase is due to net proceeds from the sales of common stock of $33,156,735 and from the issuance of convertible debt in the amount of $10,000,024, as described below under Financing Activities.

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

Critical Accounting Polices and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred, up to the stage the mineral properties do not have their commercial and economic feasibility proved. After the feasibility is determined, exploration costs are capitalized as incurred.

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

Proceeds received on the sale of interests in exploration and evaluation assets are credited to the incurred exploration and evaluation expenditures, with any excess included in operations. Write-downs due to impairment in value are charged to profit or loss.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. On the basis of that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as a result of the material weakness in internal controls over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023 and 2022.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that in light of the accounting errors described in the Explanatory Note included herein and Note 2 to the notes to the financial statements included herein, a material weakness exists in our internal control over financial reporting as of December 31, 2023 and 2022. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 at a reasonable assurance level.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the re-audit of our financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, we identified a material weakness in our internal control over financial reporting as of December 31, 2022 and December 31, 2023. During this period, we outsourced its day-to-day accounting tasks due to limited accounting and financial reporting personnel and other resources needed to ensure adherence to the our internal controls and procedures. We did not have its own finance function and had limited finance and accounting professionals with the requisite experience to appropriately perform the supervision and review of the information received from our third-party accounting service provider.

The lack of U.S. GAAP experience from the outsourced accounting firm combined with the limited availability of experienced team to supervise the third-party service provider resulted in the disclosed material weakness.

Notwithstanding these material weaknesses, we have concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods restated therein.

Plan for Remediation of Material Weakness in Internal Controls over Financial Reporting

We have begun to design and implement certain remediation measures to address the above-described material weakness and enhance our internal control over financial reporting. We are taking the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

●	Insource our accounting and finance functions and hire capable and experienced professionals to build a strong in-house accounting team; and

●	Implement SAP Enterprise Resource Planning software to strengthen our ability to adequately keep records of its accounting and financial information.

Our remediation efforts are ongoing and we will continue our initiatives to consider additional skilled resources in program management, accounting, and finance related functions and to expand the effort to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening of our internal control environment will require a substantial effort through the end of 2024 and beyond. We will assess the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.

No Attestation Report

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Since we are a smaller reporting company, our report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only our report on internal controls.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Marc Fogassa, Chairman and	2023	-				607,786	(3)	2,133,410	(4)	453,752	(3)	34,645	3,229,593
Chief Executive Officer	2022	-		177,751		177,751		743,414		177,751		33,643	1,310,310
Gustavo Aguiar,	2023	133,692	(5)	-		-		-		47,520	(6)	3,476	184,688
Chief Financial Officer	2022	80,903		-		464,549	(7)	-		70,000		-	615,542
Brian Bernier,	2023	-		341,900	(8)	164,659	(9)	-		-		-	506,559
VP, Investor Relations	2022	100,000		24,900		30,000		-		-		-	154,900
Igor Tkachenko, VP, Corporate Strategy	2023	210,000	(10)	-		4,234,498	(11)	-		-		-	4,444,498

(1)	The amounts in these columns reflect the aggregate grant date fair value of stock awards and stock options calculated in accordance with FASB ASC Topic 718. Please see Note 5 to the consolidated financial statements for the year ended December 31, 2023, contained in this Annual Report for the assumptions used in the calculation of grant date fair values pursuant to FASB ASC Topic 718.

(2)	All Other Compensation includes disability, medical, dental and vision insurance coverage benefits.

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

(4)	Represents options to purchase 30,000 shares of Series D Convertible Preferred Stock. All of the options to purchase Series D Convertible Preferred Stock have been exercised and there are no such options currently outstanding.

(5)	Represents Mr. Pereira de Aguiar’s base salary of $9,500 per month through August 31, 2023, and his base salary of $15,000 per month, effective as of September 1, 2023, as described below.

(6)	Pursuant to his employment agreement, Mr. Pereira de Aguiar is entitled to a cash bonus tied to certain performance metrics.

(7)	Represents 85,019 restricted shares of common stock, in the form of restricted stock units, as described under the “Gustavo Pereira de Aguiar Agreement” discussion below.

(8)	Pursuant to his employment agreement, Mr. Bernier is eligible to receive bonuses provided at our discretion.

(9)	In 2023, Mr. Bernier received (i) 1,456 fully vested shares of common stock as monthly compensation from January 2023 to May 2023 and (iii) a grant of 5,600 restricted stock units which vest annually over four years beginning June 1, 2024.

(10)	Mr. Tkachenko was appointed Vice President, Corporate Strategy in September 2023 and the amount shown represents a pro-ration of his annual base salary of $420,000.

(11)	Represents 80,000 shares of common stock granted to Mr. Tkachenko as a bonus during his consultancy period, prior to becoming an executive officer, and 40,533 shares issued pursuant to Mr. Tkachenko’s employment agreement based on us achieving certain market capitalization milestones that, in the aggregate, had a grant date fair value of $2,957,912. The amount in the table also includes $1,276,585 related to the Company’s contingent obligation to issue shares of common stock pursuant to Mr. Tkachenko’s employment agreement, as described under the “Igor Tkachenko Agreement,” below. This amount was calculated based on a Monte Carlo Simulation valuation in accordance with FASB ASC Topic 718 as of the date of the employment agreement, including an assumed 127,635 shares of common stock to be issued, as further described in Note 5 to the consolidated financial statements for the year ended December 31, 2023, contained in our 2023 Annual Report. If the Company ultimately issues shares to Mr. Tkachenko in excess of the amount included in the assumptions used in the Monte Carlo Simulation valuation, the Company will report the value of such additional shares in the Summary Compensation Table for the year in which such shares are actually issued.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2023:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Marc Fogassa	-	-	-	-	-	-		-	-		-
Gustavo Aguiar	-	-	-	-	-	63,764	(2)	1,994,545	-		-
Igor Tkachenko	-	-	-	-	-	-		-	127,635	(3)	3,992,485
Brian Bernier	-	-	-	-	-	5,600	(4)	175,168	-		-

(1)	All amounts are based on the closing price of our common stock on December 29, 2023, of $31.28.
(2)	Represents restricted stock units, 21,255 of which vest on each of March 16, 2024, and March 16, 2025, and 21,254 of which vest on March 16, 2026.
(3)	Represents the aggregate number of shares of our common stock that Mr. Tkachenko is entitled to receive pursuant to his employment agreement, if and when our market capitalization reaches $400 million, $500 million, $600 million, $800 million, and $1 billion.
(4)	Represents restricted stock units which vest over four years in four equal tranches beginning June 1, 2024.

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

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($) (1)		Option Compensation ($) (1)		Total ($)
Ambassador Roger Noriega				$374,356	(2)	$374,356
Cassiopeia Olson, Esq.		$6,000	(3)	$-		$6,000
Stephen R. Petersen, CFA		$6,000	(3)	$-		$6,000

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

Incentive Compensation Recovery Analysis

Since the financial statements included in this Amendment reflect the correction of an error to the previously issued financial statements for the fiscal year ended December 31, 2023, the Company conducted a recovery or claw back analysis of incentive-based compensation received by our Chief Executive Officer (“CEO”) for his performance in the fiscal year ended December 31, 2023.

Our CEO may receive annual incentive-based compensation as determined in accordance with the terms of his A&R Employment Agreement, a description of which is included under the “Marc Fogassa Agreement” subheading on page 54 of this Amendment. In connection with the restatement of the financial statements for the fiscal year ended December 31, 2023, the Company undertook a recalculation of the incentive compensation paid to our CEO under the terms of his A&R Employment Agreement for the fiscal year ended 2023. During such analysis, it was discovered that the calculation of the incentive compensation for such period contained a clerical mistake unrelated to the then existing financial statements, resulting in our CEO receiving in April 2024 an amount in incentive compensation that was materially less than what he was entitled to receive. The new calculation of our CEO’s fiscal year ended December 31, 2023 incentive compensation based on the restated financial statements, while eliminating the clerical mistake, has resulted in an amount of incentive compensation which is greater than the incentive compensation paid to our CEO in April 2024. As a result, the Company has determined that no recovery of any incentive-based compensation is warranted and our CEO is owed an additional $341,573 for unpaid incentive compensation which, in accordance with the terms of the A&R Employment Agreement, shall be paid half in cash and half in shares of our common stock.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered to us by Borgers for our fiscal years ended December 31, 2023, and 2022.

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

(3) “Tax Fees” consist of fees billed for professional services rendered by Borgers for tax compliance, tax advice and tax planning. There were no such fees billed by auditors during the last two fiscal years.

(4) “All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees. There were no such fees billed by Borgers during the last two fiscal years.

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

ATLAS LITHIUM CORPORATION.

DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlas Lithium Corporation (ATLX)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Lithium Corporation (ATLX) and its subsidiaries (the ‘Company’) as of December 31, 2023, and 2022, the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 the CY 2023 & 2022 financial statements have been restated to correct a misstatement.

The financial statements of Atlas Lithium Corporation as of December 31, 2023, and 2022, and for the year then ended, before the restatement described in Note 1, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 27, 2024.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, no such opinion is expressed.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2024

Place: Ahmedabad, India

Date: November 8, 2024

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and December 31, 2022

	December 31,	December 31,
	2023	2022
	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$29,549,927	$280,358
Taxes recoverable	50,824	50
Prepaid and other current assets	113,905	47,082
Total current assets	29,714,656	327,490
Property and equipment, net	13,477,602	4,729,585
Intangible assets, net	45,777	11,499
Right of use assets - operating leases, net	335,634	-
Total assets	$43,573,669	$5,068,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,668,857	$3,473,707
Derivative liabilities	1,000,060	-
Convertible Debt	67,024	-
Other current liabilities	41,596	57,780
Operating lease liabilities	127,482	-
Total current liabilities	5,905,019	3,531,487
Convertible Debt	9,703,700	-
Operating lease liabilities	231,278	-
Deferred other income	20,000,000	-
Other noncurrent liabilities	58,579	78,963
Total liabilities	35,898,576	3,610,450

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of December 31, 2023 and December 31, 2022	1	1
Series D preferred stock, $0.001 par value. 1,000,000 shares authorized; 0 and 214,006 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	214
Common stock, $0.001 par value. 200,000,000 and 4,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively and 12,763,581 and 5,110,014 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	12,764	5,111
Additional paid-in capital	110,195,978	62,063,367
Accumulated other comprehensive loss	(138,829)	(6,636)
Accumulated deficit	(102,822,123)	(60,391,694)
Total Atlas Lithium Co. stockholders’ equity	7,247,791	1,670,363
Non-controlling interest	427,302	(212,239)
Total stockholders’ equity	7,675,093	1,458,124
Total liabilities and stockholders’ equity	$43,573,669	$5,068,574

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the twelve months ending December 31, 2023 and 2022

	Twelve months ending December 31
	2023	2022
	As restated	As restated
Revenue	-	-
Cost of revenue	-	-
Gross loss	-	-
Operating expenses
General and administrative expenses	9,917,949	2,826,097
Stock-based compensation	15,513,666	2,475,415
Exploration	16,584,296	559,407
Other operating expenses	90,821	101
Total operating expenses	42,106,732	5,861,020
Loss from operations	(42,106,732)	(5,861,020)
Other expense (income)
Other expense (income)	194,175	254,494
Fair value adjustments, net	174,608	-
Finance costs (revenue)	(485,499)	(53,897)
Total other expense (income)	(116,716)	200,597
Loss before provision for income taxes	(41,990,016)	(6,061,617)
Provision for income taxes
Net loss	(41,990,016)	(6,061,617)
Loss attributable to non-controlling interest	(1,221,741)	(1,129,863)
Net loss attributable to Atlas Lithium Corporation stockholders	$(40,768,275)	$(4,931,755)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(4.37)	$(1.07)

Weighted-average number of common shares outstanding:
Basic and diluted	9,325,177	4,610,681

Comprehensive loss:
Net loss	$(41,990,016)	$(6,061,617)
Foreign currency translation adjustment	(132,193)	706,174
Comprehensive loss	(42,122,209)	(5,355,443)
Comprehensive loss attributable to noncontrolling interests	(1,354,750)	(1,149,154)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(40,767,459)	$(4,206,289)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2021	1	$1	214,006	$214	4,145,572	$4,146	$56,472,497	$(712,810)	$(55,459,939)	$152,758	$456,866

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	711,852	712	2,786,750	-	-	-	2,787,461
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	116,959	117	999,883	-	-	-	1,000,000
Exercise of warrants					135,631	137	(137)	-	-	-	-
Stock based compensation	-	-	-	-	-	-	1,804,373	-	-	448,757	2,253,130
Change in foreign currency translation	-	-	-	-	-	-	-	706,174	-	-	706,174
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	-	316,108	316,108
Net loss	-	-	-	-	-	-	-	-	(4,931,755)	(1,129,863)	(6,061,617)
Balance, December 31, 2022, As restated	1	$1	214,006	$214	5,110,014	$5,111	$62,063,367	$(6,636)	$(60,391,694)	$(212,239)	$1,458,124

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, December 31, 2022, As restated	1	$1	214,006	$214	5,110,014	$5,111	$62,063,367	$(6,636)	$(60,391,694)	$(212,239)	$1,458,124

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	2,449,467	2,449	33,147,014	-	-	-	33,149,463
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Exercise of options into Series D preferred stock	-	-	108,000	108	-	-	2,934	-	-	-	3,042
Conversion of Convertible Preferred D stock into Common Stock	-	-	(322,006)	(322)	4,293,409	4,293	-	-			3,971
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	(1,662,154)	1,662,154	-
Exercise of warrants	-	-	-	-	446,948	447	(447)	-	-	-	-
Exercise of option issued					386,503	386	(386)	-	-	-	-
Stock based compensation	-	-	-	-	-	-	14,233,573	-	-	312,842	14,546,415
Change in foreign currency translation	-	-	-	-	-	-	-	(132,193)	-	(113,714)	(245,906)
Net loss	-	-	-	-	-	-	-	-	(40,768,275)	(1,221,741)	(41,990,016)
Balance, December 31, 2023, As restated	1	$1	-	$-	12,763,581	$12,764	$110,195,978	$(138,829)	$(102,822,123)	$427,302	$7,675,093

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2023 and 2022

	Twelve months ending December 31
	2023	2022
	As restated	As restated
Cash flows from operating activities of continuing operations:
Net loss	$(41,990,016)	(6,061,617)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	15,513,666	2,475,415
Depreciation and amortization	24,923	14,659
Interest expense	82,395	-
Fair value adjustments	174,608	-
Other non-cash expenses	(258,965)	531,472
Changes in operating assets and liabilities:
Accounts receivable	-	1,401
Taxes recoverable	(50,602)	(5,209)
Deposits and advances	22,743	(29,836)
Accounts payable and accrued expenses	564,716	(59,393)
Deferred other income	20,000,000	-
Other noncurrent liabilities	(46,070)	(29,962)
Net cash (used) by operating activities	(5,962,602)	(3,163,072)

Cash flows from investing activities:
Acquisition of capital assets	(7,935,894)	(1,020,377)
Increase in intangible assets	(34,278)	-
Net cash used in investing activities	(7,970,172)	(1,020,377)

Cash flows from financing activities:
Net proceeds from sale of common stock	33,156,735	3,787,462
Cash received upon issuance of debt	10,000,024	-
Other changes in Noncontrolling interest and equity	-	600,000
Net cash provided by financing activities	43,156,759	4,387,462

Effect of exchange rates on cash and cash equivalents	45,584	53,569
Net increase (decrease) in cash and cash equivalents	29,269,569	257,582
Cash and cash equivalents at beginning of year	280,358	22,776
Cash and cash equivalents at end of year	$29,549,927	$280,358

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

Proceeds received on the sale of interests in exploration and evaluation assets are credited to the incurred exploration and evaluation expenditures, with any excess included in operations. Write-downs due to impairment in value are charged to profit or loss.

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

Leases

Contractual arrangements are assessed at inception to determine if they represent or contain a lease. Right-of-use (“ROU”) assets related to operating leases are separately reported in the Consolidated Balance Sheets. Separate current and non-current liabilities for operating and finance leases are reported on the Consolidated Balance Sheets.

Operating and finance lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Restatement of Previously Issued Financial Statements as of and for the Fiscal Years Ended December 31, 2023 and 2022

On October [25], 2024, subsequent to the issuance of our Original Form 10-K and our retention of Pipara to replace our previous auditor, the Company’s management determined, after considering the applicable guidance and discussions with Pipara and the Audit Committee, that the Company’s Previously Issued Financial Statements for the two fiscal years ended December 31, 2023, audited by the previous auditor, will be restated due to the identification of certain accounting errors relating to the presentation, timing, omission and classification of certain items as set forth below. The Company concluded that the impact of these errors is material for the fiscal years ended December 31, 2023 and 2022. As a result, the Previously Issued Financial Statements should no longer be relied upon. Accordingly, our consolidated balance sheets as of December 31, 2023 and 2022, and our consolidated statements of operations for the fiscal years ended December 31, 2023 and 2022, have been restated as further described below.

Disclosures, Reclassifications and Adjustments

The following is a summarized description of the areas in which the errors were identified and for which we made correcting disclosures, reclassification and adjustments to our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, as applicable:

(1) Exclusion of two entities controlled by the same controlling shareholder of the Company from the consolidation that, upon further review, do not qualify as entities controlled by the Company.

(2) Identified previously recoverable taxes registered in Mineração Apollo that are no longer recoverable and have been written-off.

(3) Reclassification of mining rights from Intangible assets to Property and equipment, net in accordance with ASC 930-805, which provides that mining rights should be classified as tangible assets. The Company also reassessed the amounts composing consolidated Property and equipment, net and excluded amounts owned by two entities controlled by the same controlling shareholder of the Company (the “Excluded Entities”) from the consolidation as they do not qualify as entities controlled by the Company.

(4) Reassessed the balance of investments and concluded that other than a fair value lower than carrying amount, there was no expectation of any future economic benefits being generated from the assets’ use or disposal, affecting the main condition for an asset to be recognized following US. GAAP literature.

(5) Identified bonus payable to senior executives that was incurred but not accounted for in the fiscal year ended December 31, 2022.

(6) Identified and corrected errors relating to the reconciliation of related party transactions and made resulting reclassifications. The amounts previously disclosed did not represent amounts payable to related parties, but to third parties.

(7) Reclassified Tax refinancing from Accounts payable to Other current liabilities to adequate the presentation of each nature of liability which are tax installments agreed to be paid to the government generally in 48 months.

(8) Reassessed the composition of additional paid-in capital and corrected a reconciliation error.

(9) Identified and corrected the allocation of translation adjustments arising from a subsidiary’s balance sheet that were inadequately recognized as Other comprehensive income that should have been accounted for in Accumulated deficit.

(10) Adjusted Accumulated deficit as a result of the reclassification described in item 9 and other adjustments recognized in the period in the profit and loss.

(11) Reassessed the Company’s interest in each subsidiary’s net assets and concluded that amounts recorded as Non-controlling interest did not reflect non-controlling shareholders’ interests in the subsidiaries’ net assets.

(12) Identified and corrected a timing error relating to the recognition of executive bonus that should have been accounted for in the fiscal year ended December 31, 2022 and reclassified exploration-related expenses from General and administrative expenses to the Exploration line to reflect the exploration-related nature of such costs.

(13) Identified and corrected a timing error relating to the recognition of stock-based compensation granted to senior executives of the Company that was recorded in the fiscal year ended December 31, 2023 but should have been recorded in the fiscal year ended December 31, 2022.

(14) Identified and reclassified exploration costs previously presented as General and administrative expenses and Other operating expenses.

(15) Identified and reclassified costs related to exploration activities from Other operating expenses to Exploration. Identified and excluded other operating expenses from the Excluded Entities that do not qualify as entities controlled by the Company.

(16) Derecognized investments previously recorded, as explained in item 4, and reclassified expenses from General and administrative expenses to Other expense (income) to reflect the nature of such expenses.

(17) Identified and corrected errors relating to the recalculation of foreign exchange transactions on subsidiaries’ balance sheets.

(18) Derecognized cumulative translation adjustment of Atlas Litio. Its functional currency is US$, and impacts arising from the translation of foreign exchange transactions should not be allocated to Other comprehensive income.

(19) Identified and corrected errors in right of use assets - operating leases related to the extension of the contract.

(20) Identified and corrected an amount previously considered as a commission to be paid arising from the Royalty Agreement. The Royalty Agreement was not subject to any commissions payable.

(21) Identified and corrected a timing error relating to the recognition of executive bonus that should have been accounted for in 2022 to reflect the correct presentation.

(22) Recalculate the value of the foreign exchange translation for companies whose functional currency is dollar.

The following table presents the effect of the aforementioned adjustments on our Consolidated Balance Sheets as of December 31, 2023 and 2022 and indicates the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

CONSOLIDATED BALANCE SHEETS	December 31, 2023
	As Previously Reported	Adjustments	Description of Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$29,549,927	$-		$29,549,927
Taxes recoverable	50,824	-		50,824
Prepaid and other current assets	113,905	-		113,905
Total current assets	29,714,656	-		29,714,656
Property and equipment, net	6,407,735	7,069,867	(3)	13,477,602
Intangible assets, net	7,115,644	(7,069,867)	(3)	45,777
Right of use assets - operating leases, net	444,624	(108,990)	(19)	335,634
Investments	-	-		-
Total assets	43,682,659	(108,990)		43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,487,647	181,210	(5)	4,668,857
Derivative liabilities	1,000,060	-		1,000,060
Convertible Debt	67,024	-		67,024
Operating lease liabilities	114,994	12,488	(19)	127,482
Other current liabilities	-	41,596	(7)	41,596
Total current liabilities	5,669,725	235,294		5,905,019
Convertible Debt	9,703,700	-		9,703,700
Operating lease liabilities	336,411	(105,133)	(19)	231,278
Deferred other income	18,600,000	1,400,000	(20)	20,000,000
Other noncurrent liabilities	58,579	-		58,579
Total liabilities	34,368,415	1,530,161		35,898,576

Stockholders’ Equity:
Common stock	12,765	-		12,765
Additional paid-in capital	111,662,522	(1,466,544)	(8)	110,195,978
Accumulated other comprehensive loss	(1,119,771)	980,942	(9)	(138,829)
Accumulated deficit	(101,664,519)	(1,157,604)	(10)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	8,890,997	(1,643,206)		7,247,791
Non-controlling interest	423,247	4,055	(11)	427,302
Total stockholders’ equity	9,314,244	(1,639,151)		7,675,093
Total liabilities and stockholders’ equity	43,682,659	(108,990)		43,573,669

CONSOLIDATED BALANCE SHEETS		December 31, 2022
	As Previously Reported	Adjustments	Description of Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$280,525	$(167)	(1)	$280,358
Accounts receivable	91	(91)		-
Taxes recoverable	17,705	(17,655)	(2)	50
Prepaid and other current assets	47,093	(11)		47,082
Total current assets	345,414	(17,924)		327,490
Property and equipment, net	217,550	4,512,035	(3)	4,729,585
Intangible assets, net	4,971,267	(4,959,768)	(3)	11,499
Investments	150,000	(150,000)	(4)	-
Total assets	5,684,231	(615,657)		5,068,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,776,474	697,233	(5)	3,473,707
Related party notes and other payables	21,493	(21,493)	(6)	-
Other current liabilities	-	57,780	(7)	57,780
Total current liabilities	2,797,967	733,520		3,531,487
Other noncurrent liabilities	78,964	(1)		78,963
Total liabilities	2,876,931	733,519		3,610,450

Stockholders’ Equity:
Common stock	5,326	-		5,326
Additional paid-in capital	62,258,116	(194,749)	(8)	62,063,367
Accumulated other comprehensive loss	(981,040)	974,404	(9)	(6,636)
Accumulated deficit	(60,270,994)	(120,700)	(10)	(60,391,694)
Total Atlas Lithium Co. stockholders’ equity	1,011,408	658,955		1,670,363
Non-controlling interest	1,795,892	(2,008,131)	(11)	(212,239)
Total stockholders’ equity	2,807,300	(1,349,176)		1,458,124
Total liabilities and stockholders’ equity	5,684,231	(615,657)		5,068,574

The following tables present the effect of the aforementioned adjustments on our Consolidated Statements of Operations as of December 31, 2023 and 2022 and indicates the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	Year Ended December 31, 2023
	As Previously Reported	Adjustments	Description of Adjustments	As restated

Revenue	$-	$-		$-
Cost of revenue	-	-		-
Gross margin	-	-		-
Operating expenses
General and administrative expenses	10,303,340	(385,391)	(21)	9,917,949
Stock-based compensation	15,609,698	(96,032)	(13)	15,513,666
Exploration	16,553,830	30,466	(15)	16,584,296
Other operating expenses	121,176	(30,355)	(15)	90,821
Total operating expenses	42,588,044	(481,312)		42,106,732
Loss from operations	(42,588,044)	481,312		(42,106,732)
Other expense (income)
Other expense (income)	200,919	(6,744)		194,175
Fair value adjustments, net	174,608	-		174,608
Finance costs (revenue)	(329,651)	(155,848)	(17)	(485,499)
Total other expense	45,876	(162,592)		(116,716)
Loss before provision for income taxes	(42,633,920)	643,904		(41,990,016)
Provision for income taxes
Net loss	(42,633,920)	643,904		(41,990,016)
Loss attributable to non-controlling interest	(1,240,395)	18,654		(1,221,741)
Net loss attributable to Atlas Lithium Corporation stockholders	(41,393,525)	$625,250		(40,768,275)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(4.11)	$(0.26)		$(4.37)

Weighted-average number of common shares outstanding:
Basic and diluted	10,065,572	(740,395)		9,325,177

Comprehensive loss:
Net loss	(42,633,920)	$643,904		(41,990,016)
Foreign currency translation adjustment	(270,980)	138,787	(22)	(132,193)
Comprehensive loss	(42,904,900)	782,691		(42,122,209)
Comprehensive loss attributable to NCI	(1,372,645)	17,895		(1,354,750)
Comprehensive loss attributable to Atlas stockholders	(41,532,256)	$764,796		(40,767,459)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS		Year Ended December 31, 2022
	As Previously Reported	Adjustments	Description of Adjustments	As restated

Revenue	$6,765	$(6,765)		$-
Cost of revenue	63,548	(63,548)		-
Gross loss	(56,783)	56,783		-
Operating expenses
General and administrative expenses	2,722,197	103,900	(12)	2,826,097
Stock-based compensation	2,269,566	205,849	(13)	2,475,415
Exploration	-	559,407	(14)	559,407
Other operating expenses	455,221	(455,120)	(15)	101
Total operating expenses	5,446,984	414,036		5,861,020
Loss from operations	(5,503,767)	(414,036)		(5,861,020)
Other expense (income)
Other expense (income)	155,812	98,682	(16)	254,494
Finance costs (revenue)	-	(53,897)	(17)	(53,897)
Total other expense	155,812	44,785		200,597
Loss before provision for income taxes	(5,659,579)	(402,038)		(6,061,617)
Provision for income taxes	-
Net loss	(5,659,579)	(402,038)		(6,061,617)
Loss attributable to non-controlling interest	(1,031,059)	(98,804)	(11)	(1,129,863)
Net loss attributable to Atlas Lithium Corporation stockholders	(4,628,520)	(303,235)		(4,931,755)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	(1.00)	(0.07)		(1.07)

Weighted-average number of common shares outstanding:
Basic and diluted	4,610,681	-		4,610,681

Comprehensive loss:
Net loss	(5,659,579)	(402,038)		(6,061,617)
Foreign currency translation adjustment	(277,659)	983,833	(18)	706,174
Comprehensive loss	(5,937,238)	581,795		(5,355,443)
Comprehensive loss attributable to NCI	(1,040,488)	(108,666)		(1,149,154)
Comprehensive loss attributable to Atlas stockholders	(4,896,750)	690,461		(4,206,289)

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2023 and 2022:

	December 31, 2023 – as restated			December 31, 2022 – as restated
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	As restated	As restated	As restated	As restated	As restated	As restated
Capital assets subject to depreciation:
Computers and office equipment	$-	$-	$-	$571	$(571)	$-
Machinery and equipment	-	-	-	403,391	(359,987)	43,404
Vehicles	-	-	-	80,140	(79,022)	1,118
Land	361,674	-	361,674	101,579	-	101,579
Prepaid Assets (CIP)	6,046,061	-	6,046,061	-	-	-
Mining rights	7,069,867	-	7,069,867	4,583,484	-	4,583,484
Total fixed assets	$13,477,602	$-	$13,477,602	$5,169,165	$(439,580)	$4,729,585

For the years ended December 31, 2023, and 2022, the Company recorded depreciation expense of $24,923 and $14,659, respectively recorded in general and administrative expense.

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”). After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised are:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	Issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

As of December 31, 2023, there are no outstanding commitments related to this transaction.

Accounts Payable and Accrued Liabilities – as restated

	December 31, 2023	December 31, 2022
	As restated	As restated
Accounts payable and other accruals	$3,588,074	$1,106,107
Mineral rights payable	1,080,783	2,367,600
Total	$4,668,857	$3,473,707

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

The lease agreements have terms between 2 to 4 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at January 1, 2023	$-
Additions	$357,893
Interest expense	$5,025
Lease payments	$(20,507)
Foreign exchange	16,349
Lease liabilities at December 31, 2023 - As restated	$358,760

Current portion - As restated	$127,482
Non-current portion - As restated	$231,278

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$142,382
Year 2	$146,245
Year 3	$92,137
Year 4	$6,642
Total contractual undiscounted cash flows	$387,406

Convertible Debt

	December 31, 2023	December 31, 2022
Due to Nanyang Investment Management Pte Ltd	5,862,434	-
Due to Jaeger Investments Pty Ltd	1,954,145	-
Due to Modha Reena Bhasker	977,072	-
Due to Clipper Group Limited	977,072	-
Total convertible debt	$9,770,724	$-
Current portion	$67,024	-
Non-current portion	$9,703,700	-

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

NOTE 3 – DEFERRED OTHER INCOME - As restated

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of December 31, 2023 and 2022 amounted to $58,579 and $78,963, respectively.

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

Year Ended December 31, 2022, Transactions

During the year ended December 31, 2022, the Company issued 847,483 shares of common stock for gross proceeds of $3,901,524 pursuant to subscription agreements with accredited investors. Additionally, the Company issued 116,959 shares of common stock valued at $1,000,000 as part of a payment for a lithium mining rights purchase.

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

Common Stock Options

During the years ended December 31, 2023 and 2022, the Company granted options to purchase common stock to officers, consultants and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	December 31, 2023	December 31, 2022
Expected volatility	103.60% – 104.80%	216.34% – 354.13%
Risk-free interest rate	3.40% – 3.82%	1.44% – 2.56%
Stock price on date of grant	$7.22 - $19.75	$0.75 - $6.4125
Dividend yield	0.00%	0.00%
Expected term	1.5 years	5 years

Changes in common stock options for the years ended December 31, 2023 and 2022 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.1219	1.55	$1,228,972
Issued (1)	80,000	13.50
Exercised (2)	(207,141)	1.4151
Expired	(864)	0.7500
Outstanding and vested, December 31, 2023	50,667	$15.9474	2.40	$776,864

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
				As restated
Outstanding and vested, January 1, 2022	181,243	$0.40	4.79	$996,070
Issued	-	-	-	-
Expired	(2,571)	19.7541	-	-
Outstanding and vested, December 31, 2022	178,672	$0.1219	1.55	$1,228,972

1)	In the year ended December 31, 2023, 80,000 common stock options were issued with a grant date fair value of $446,726.

2)	In the year ended December 31, 2023, common stock option holders exercised a total 207,141 options at a weighted average exercise price of $1.4151 to purchase 206,599 shares of the Company’s common stock. The exercises were paid for with (i) $281,134 in cash proceeds to the Company and (ii) 542 options conceded in cashless exercises. As a result of the options exercised, the Company issued 206,599 shares of common stock.

During year ended December 31, 2023, the Company recorded $446,726 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($0, during the year ended December 31, 2022).

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

	December 31, 2023	December 31, 2022
Expected volatility	101.39% – 127.17%	188.48% – 197.45%
Risk-free interest rate	3.43% – 3.83%	2.79% – 3.79%
Stock price on date of grant	$8.10 - $20.28	$7.5750 - $12.6750
Dividend yield	0.00%	0.00%
Expected term	1.5 to 5 years	2.0 to 3.3 years

Changes in common stock purchase warrants for the years ended December 31, 2023 and 2022 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,770	$12.8634	1.30	$-
Warrants issued (1)	241,435	8.5677
Warrants exercised (2)	(507,444)	8.2857
Outstanding and vested, December 31, 2023	55,761	$10.6087	1.34	$1,152,654

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
				As restated
Outstanding and vested, January 1, 2022	379,614	$11.4750	1.97	$-
Warrants issued (3)	96,397	5.1090
Warrants exercised (4)	(154,241)	5.7008
Outstanding and vested, December 31, 2022	321,770	$12.8634	1.30	$-

1)	The warrants issued in the year ended December 31, 2023 had a total grant date fair value of $2,158,116.

2)	During the year ended December 31, 2023, warrant holders exercised a total 507,444 warrants to purchase 446,948 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $15.00 per share and were paid for with (i) $1,774,608 in cash proceeds to the Company and (ii) 60,496 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued 446,948 shares of common stock.

3)	The warrants issued in the year ended December 31, 2022 had a total grant date fair value of $853,397.

4)	During the year ended December 31, 2022, warrant holders exercised a total 154,241 warrants to purchase 135,631 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $4.3125 and $8.025 per share and were paid for with (i) $600,159 in cash proceeds to the Company and (ii) 18,610 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued 135,631 shares of common stock.

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

Apollo Resource Corporation

During the year ended December 31, 2023, Apollo Resources granted options to purchase an aggregate of 180,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $197,805 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Company’s stock price on the date of the grants ($5.00 to $6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 17.41% and 57.96%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term of 10 years. As of December 31, 2023, an aggregate 405,000 Apollo Resources common stock options were outstanding with a weighted average life of 8.84 years at an average exercise price of $0.01 and an aggregated intrinsic value of $2,425,950.

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

The related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the board of directors. For management compensation details, please refer to Item 11. Executive Compensation.

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

NOTE 9 - SUBSEQUENT EVENTS

None

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated May 25, 2023. Incorporated by Reference to Exhibit No. 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Second Amended and Restated By-laws of the Company Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filed with the Commission on January 28, 2022.
4.1	Description of Capital Stock. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
4.2	Form of 6.5% Convertible Promissory Note due 2026. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on November 8, 2023.
10.1	2023 Stock Incentive Plan incorporated by reference to Exhibit 1 to the Company’s Definitive Information Statement filed with the Commission on June 2, 2023.#
10.2	Form of Securities Purchase Agreement between the Company and funds managed by Warberg Asset Management LLC (“Warberg Funds”). Incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the Commission on January 28, 2022.
10.3	Form of Securities Purchase Agreement between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the Commission on January 28, 2022.

63

10.4	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the Commission on January 28, 2022.#
10.5	Employment Agreement between the Company and Gustavo Pereira de Aguiar. Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Commission on May 13, 2022.#
10.6	Employment Agreement between the Company and Igor Tkachenko dated September 30, 2023.# Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
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

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Relating to the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
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

Atlas Lithium Corporation

Date: November 8, 2024	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	November 8, 2024
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer	November 8, 2024
Tiago Miranda	(Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	November 8, 2024
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	November 8, 2024
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	November 8, 2024
Stephen Peterson, CFA

/s/ Rodrigo Menck	Director	November 8, 2024
Rodrigo Menck

65