Form 10-Q/A
period 2024-03-31
Atlas Lithium Corp
filed 2024-11-08
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Form 10-Q”) to restate our condensed consolidated financial statements, including the notes thereto, for the three months ended March 31, 2024 and to make certain other changes as described herein. Pipara & Co LLP (“Pipara”) was engaged by our Audit Committee of Board of Directors (the “Audit Committee”) to be our independent registered public accounting firm as a result of the SEC’s order on May 3, 2024 suspending our prior independent registered public accounting firm, BF Borgers CPA PC (“Borgers”), from appearing and practicing as an accountant before the SEC. The Audit Committee engaged Pipara to re-audit our financial statements for the two fiscal years ended December 31, 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). In connection with Pipara’s audit, we identified certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the 2023 Annual Report that also impact our condensed consolidated financial statements for the quarter ended March 31, 2024 as presented in the Original 10-Q (the “Previously Issued Financial Statements”). Following discussions with our management and Pipara, the Audit Committee determined that our Previously Issued Financial Statements will be restated to make the required corrections, necessary to comply with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as further described below.

The restated condensed consolidated financial statements for the quarter ended March 31, 2024 (the “Restated Financial Statements”), including the notes thereto, update and revise certain items in the Original Form 10-Q, including: (i) reclassification of mining rights as tangible assets rather than intangible assets, (ii) correction of errors in the treatment of certain right of use lease assets, (iii) correction of errors relating to the timing of recording executive bonuses, (iv) reclassification of a tax refinancing liability, (v) correction of errors in the recording of Deferred other income, (vi) derecognition of certain erroneous currency translation adjustments, (vii) re-assessing our interest in the net assets of certain of our non-wholly owned subsidiaries, and (viii) correcting the weighted-average number of common shares outstanding as of March 31, 2024 and the corresponding net loss per share attributable to Atlas Lithium Corporation common stockholders.

This Amendment also changes the Original Form 10-Q to (i) update the address of our principal executive offices; and (ii) amend Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, to reflect the restated numbers derived from the Restated Financial Statements and corresponding descriptions of our accounting policies.

For additional details of each line change, please refer to the section named “Restatement of Previously Issued Condensed Consolidated Balance Sheets as of March 31, 2024 and Condensed Consolidated Statements of Operations and Comprehensive loss for the three months ended March 31, 2024” in Note 1 – Organization, Business and Summary of Significant Accounting Policies.

We have concluded that in light of the errors described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of March 31, 2024. For a discussion of our consideration of our disclosure controls and procedures, see Part I, Item 4, “Controls and Procedures” of this Amendment.

Except as described above, no other portion of the Original Form 10-Q is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-Q.

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

3

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$17,529,465	$29,549,927
Inventories	21,889	-
Taxes recoverable	10,999	50,824
Prepaid and other current assets	144,674	113,905
Total current assets	17,707,027	29,714,656
Property and equipment, net	19,333,461	13,477,602
Intangible assets, net	245,453	45,777
Right of use assets - operating leases, net	303,722	335,634
Total assets	$37,589,663	$43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,918,010	$4,668,857
Derivative liabilities	1,320,743	1,000,060
Convertible Debt	231,048	67,024
Other current liabilities	54,882	41,596
Operating lease liabilities	137,516	127,482
Total current liabilities	6,662,199	5,905,019
Convertible Debt	9,729,603	9,703,700
Operating lease liabilities	209,296	231,278
Deferred other income	20,000,000	20,000,000
Other noncurrent liabilities	27,306	58,579
Total liabilities	36,628,404	35,898,576

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Common stock, $0.001 par value. 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023, and 12,769,581 and 12,763,581 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12,770	12,764
Additional paid-in capital	116,403,497	110,195,978
Accumulated other comprehensive loss	(68,803)	(138,829)
Accumulated deficit	(115,785,590)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	561,875	7,247,791
Non-controlling interest	399,384	427,302
Total stockholders’ equity	961,259	7,675,093
Total liabilities and stockholders’ equity	$37,589,663	$43,573,669

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three months ending March 31
	2024	2023

Revenue	186,707	-
Cost of revenue	102,067	-
Gross profit	84,640	-
Operating expenses
General and administrative expenses	3,251,754	2,321,698
Stock-based compensation	6,840,122	1,128,845
Exploration	3,170,983	1,028,825
Other operating expenses	3,601	-
Total operating expenses	13,266,460	4,479,368
Loss from operations	(13,181,820)	(4,479,368)
Other expense (income)
Other expense (income)	2,982	(14,015)
Fair value adjustments, net	(187,489)	-
Finance costs (income)	186,883	-
Total other expense (income)	2,376	(14,015)
Loss before provision for income taxes	(13,184,196)	(4,465,353)
Provision for income taxes
Net loss	(13,184,196)	(4,465,353)
Loss attributable to non-controlling interest	(220,729)	(499,415)
Net loss attributable to Atlas Lithium Corporation stockholders	$(12,963,467)	$(3,965,938)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(1.02)	$(0.60)

Weighted-average number of common shares outstanding:
Basic and diluted	12,769,383	6,635,325

Comprehensive loss:
Net loss	$(13,184,196)	$(4,465,353)
Foreign currency translation adjustment	70,026	66,305
Comprehensive loss	(13,114,169)	(4,399,048)
Comprehensive loss attributable to noncontrolling interests	(27,918)	(498,926)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(13,086,251)	$(3,900,122)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022 – As restated	1	$1	214,006	$214	5,110,014	$5,111	$62,063,367	$(6,636)	$(60,391,694)	$(212,239)	$1,458,124

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,550,808	1,551	9,754,796	-	-	-	9,756,348
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Stock based compensation	-	-	-	-	-	-	936,833	-	-		936,833
Change in foreign currency translation	-	-	-	-	-	-	-	65,816	-	489	66,306
Net loss	-	-	-	-	-	-	-	-	(3,965,938)	(499,415)	(4,465,353)

Balance, March 31, 2023	1	$1	214,006	$214	6,738,062	$6,740	$73,504,919	$59,180	$(64,357,632)	$(711,165)	$8,502,258

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2023 As restated	1	$1	-	$-	12,763,581	$12,764	$110,195,978	$(138,829)	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	6,000	6	105,091	-	-	-	105,097
Stock based compensation	-	-	-	-	-	-	6,102,428	-	-	124,505	6,226,933
Change in foreign currency translation	-	-	-	-	-	-	-	70,026	-	68,305	138,331
Net loss	-	-	-	-	-	-	-	-	(12,963,467)	(220,729)	(13,184,196)

Balance, March 31, 2024 As restated	1	$1	-	$-	12,769,581	$12,770	$116,403,497	$(68,803)	$(115,785,590)	$399,384	$961,259

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three months ending March 31
	2024	2023
	As restated
Cash flows from operating activities of continuing operations:
Net loss	$(13,184,196)	(4,465,353)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	6,840,202	1,128,845
Depreciation and amortization	31,912	4,015
Interest expense	202,691	-
Fair value adjustments	(187,489)	-
Other non-cash expenses	-	14,015
Changes in operating assets and liabilities:
Accounts receivable	-	(3)
Inventories	(21,889)	-
Taxes recoverable	39,825	(538)
Deposits and advances	(30,769)	(2,736)
Accounts payable and accrued expenses	237,726	(338,993)
Other noncurrent liabilities	(31,277)	(2,679)
Net cash provided (used) by operating activities	(6,103,264)	(3,663,428)

Cash flows from investing activities:
Acquisition of capital assets	(5,855,859)	(1,275,972)
Increase in intangible assets	(199,676)	-
Net cash used in investing activities	(6,055,535)	(1,275,972)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	9,489,335
Proceeds from sale of subsidiary common stock to noncontrolling interests	-	75,000
Net cash provided by financing activities	-	9,564,335

Effect of exchange rates on cash and cash equivalents	138,337	82,290
Net increase (decrease) in cash and cash equivalents	(12,020,462)	4,707,226
Cash and cash equivalents at beginning of period	29,549,927	280,525
Cash and cash equivalents at end of period	$17,529,465	$4,987,751

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

Restatement of Previously Issued Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 and Condensed Consolidated Statements of Operations and Comprehensive loss for the three months ended March 31, 2024

Subsequent to the issuance of our Original Form 10-Q, management became aware of adjustments to be recorded to our condensed consolidated financial statements as of March 31, 2024 and December 31, 2023. Accordingly, our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 have been restated as further described below.

The following is a summarized description of the areas in which the errors were identified and for which we made correcting disclosures, reclassification and adjustments to our condensed consolidated financial statements.

(1) Reclassification of mining rights from Intangible assets to Property and equipment in accordance with ASC 930-805, which provides that mining rights should be classified as tangible assets. The Company also reassessed the amounts comprising consolidated Property and equipment and excluded amounts owned by two entities controlled by the same controlling shareholder of the Company from the consolidation as they do not qualify as entities controlled by the Company.

(2) Identified and corrected errors in the right of use assets - operating leases related to the extension of existing operating lease contract.

(3) Identified bonuses payable to senior executives that were incurred but not accounted for in the fiscal year ended December 31, 2024 and December 31, 2023, respectively.

(4) Reclassified Tax refinancing from Accounts payable to Other current liabilities to adequate the presentation of each nature of liability which are tax installments agreed to be paid to the government generally in 48 months.

ATLAS LITHIUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(5) Identified and corrected an amount previously considered as a commission to be paid arising from the Royalty Agreement. The Royalty Agreement was not subject to any commissions payable.

(6) Derecognition of cumulative translation adjustment of Atlas Litio. Its functional currency is US$, and impacts arising from the translation of foreign exchange transactions should not be allocated to OCI.

(7) Reassessed the Company’s interest in each subsidiary’s net assets and concluded that amounts recorded as Non-controlling interest were not reflecting non-controlling shareholders’ interests in the subsidiaries’ net assets.

The following tables present the effect of the aforementioned adjustments on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 and indicate the category of the adjustments by reference to the line item descriptions set forth above:

CONSOLIDATED BALANCE SHEETS	March 31, 2024
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,529,465	$-		$17,529,465
Inventories	21,889	-		21,889
Taxes recoverable	10,999	-		10,999
Prepaid and other current assets	144,674	-		144,674
Total current assets	17,707,027	-		17,707,027
Property and equipment, net	12,080,306	7,253,155	(1)	19,333,461
Intangible assets, net	7,498,608	(7,253,155)	(1)	245,453
Right of use assets - operating leases, net	412,712	(108,990)	(2)	303,722
Total assets	37,698,653	(108,990)		37,589,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,750,086	167,924	(3) (4)	4,918,010
Derivative liabilities	1,320,743	-		1,320,743
Convertible Debt	231,048	-		231,048
Related party notes and other payables	-	-		-
Operating lease liabilities	125,028	12,488	(2)	137,516
Other current liabilities	-	54,882	(4)	54,882
Total current liabilities	6,426,905	235,294		6,662,199
Convertible Debt	9,729,603	-		9,729,603
Operating lease liabilities	314,429	(105,133)	(2)	209,296
Deferred other income	18,600,000	(1,400,000)	(5)	20,000,000
Other noncurrent liabilities	27,306	-		27,306
Total liabilities	35,098,243	(1,530,161)		36,628,404

Stockholders’ Equity:
Common stock	12,770	-		12,771
Additional paid-in capital	117,870,041	(1,466,544)	(5)	116,403,497
Accumulated other comprehensive loss	(1,049,745)	980,942	(6)	(68,803)
Accumulated deficit	(114,627,986)	(1,157,604)	(2)(3)(5)(6)	(115,785,590)
Total Atlas Lithium Co. stockholders’ equity	2,205,081	(1,643,206)		561,875
Non-controlling interest	395,329	4,055	(7)	399,384
Total stockholders’ equity	2,600,410	(1,639,151)		961,259
Total liabilities and stockholders’ equity	37,698,653	(108,990)		37,589,663

ATLAS LITHIUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONSOLIDATED BALANCE SHEETS	December 31, 2023
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,549,927	$-		$29,549,927
Taxes recoverable	50,824	-		50,824
Prepaid and other current assets	113,905	-		113,905
Total current assets	29,714,656	-		29,714,656
Property and equipment, net	6,407,735	7,069,867	(1)	13,477,602
Intangible assets, net	7,115,644	(7,069,867)	(1)	45,777
Right of use assets - operating leases, net	444,624	(108,990)	(2)	335,634
Investments	-	-		-
Total assets	43,682,659	(108,990)		43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,487,647	181,210	(3)	4,668,857
Derivative liabilities	1,000,060	-		1,000,060
Convertible Debt	67,024	-		67,024
Related party notes and other payables	-	-		-
Operating lease liabilities	114,994	12,488	(2)	127,482
Other current liabilities	-	41,596	(4)	41,596
Total current liabilities	5,669,725	235,294		5,905,019
Convertible Debt	9,703,700	-		9,703,700
Operating lease liabilities	336,411	(105,133)	(2)	231,278
Deferred other income	18,600,000	1,400,000	(5)	20,000,000
Other noncurrent liabilities	58,579	-		58,579
Total liabilities	34,368,415	1,530,161		35,898,576

Stockholders’ Equity:
Common stock	12,765	-		12,765
Additional paid-in capital	111,662,522	(1,466,544)	(5)	110,195,978
Accumulated other comprehensive loss	(1,119,771)	980,942	(6)	(138,829)
Accumulated deficit	(101,664,519)	1,157,604	(2)(3)(5)(6)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	8,890,997	(1,643,206)		7,247,791
Non-controlling interest	423,247	4,055	(7)	427,302
Total stockholders’ equity	9,314,244	(1,639,151)		7,675,093
Total liabilities and stockholders’ equity	43,682,659	(108,990)		43,573,669

ATLAS LITHIUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additionally, the Company made the following adjustments to our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024:

(i)	Identified and corrected errors in the calculation of the Weighted-average number of common shares outstanding previously using the simple average instead of the weighted average.

	As Previously Reported	Adjustments	Description of Adjustments	As restated

Net loss attributable to Atlas Lithium Corporation stockholders	(12,963,467)	-		(12,963,467)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	(1.29)	0.27	(i)	(1.02)

Weighted-average number of common shares outstanding:
Basic and diluted	10,065,572	2,703,812	(i)	12,769,383

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment – As restated

The following table sets forth the components of the Company’s property and equipment at March 31, 2024 and December 31, 2023:

	March 31, 2024 – As restated			December 31, 2023 – As restated
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Mining Rights	7,253,155	-	7,253,155	7,069,867	-	7,069,867
Land	361,674	-	361,674	361,674	-	361,674
Prepaid Assets (CIP)	11,718,632	-	11,718,632	6,046,061	-	6,046,061
Total fixed assets	$19,333,461	$-	$19,333,461	$13,477,602	$-	$13,477,602

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”). After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised are:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	Issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

As of March 31, 2024, there are no outstanding commitments related to this transaction.

Accounts Payable and Accrued Liabilities

	March 31, 2024	December 31, 2023
As restated	As restated
Accounts payable and other accruals	$4,868,950	$3,588,074
Mineral rights payable	49,060	1,080,783
Total	$4,918,010	$4,668,857

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

The lease agreements have terms between 2 to 3 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2023 – as restated	$358,760
Additions	$-
Interest expense	$4,153
Lease payments	$(24,713)
Foreign exchange	8,612
Lease liabilities at March 31, 2024 – as restated	$346,812

Current portion	$137,516
Non-current portion	$209,296

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$151,035
Year 2	$153,313
Year 3	$78,926
Year 4	$-
Total contractual undiscounted cash flows – as restated	$383,274

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

NOTE 3 – DEFERRED OTHER INCOME – As restated

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of tax refinancing programs at our operating subsidiaries located in Brazil. The balance of these tax related costs as of March 31, 2024, and December 31, 2023, amounted to $27,306 and $58,579, respectively.

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

10

Figure 4: View of part of our modular DMS lithium processing plant under construction.

11

Figure 5: View of 3-D model of our planned DMS lithium processing plant.

12

Figure 6: Additional view of 3-D model of our planned DMS lithium processing plant.

13

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

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $17,529,465 and working capital of $11,044,828.

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

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of March 31, 2024, we had cash and cash equivalents of $17,529,465 and working capital of $11,044,828, compared to cash and cash equivalents $29,549,927 and a working capital of $23,809,637 as of December 31, 2023. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. On the basis of that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as a result of the material weakness in internal controls over financial reporting, described in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on Form 10-K/A with the SEC on November 8, 2024 (the “Form 10-K/A”), our disclosure controls and procedures were not effective as of March 31, 2024.

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

On May 7, 2024, the Audit Committee engaged Pipara & Co LLP to serve as the Company’s new independent registered public accounting firm.

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2024.

10.2	Investor Rights Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2024.

10.3	Offtake Agreement. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2024.

10.4	Executive Employment Agreement. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	November 8, 2024
Marc Fogassa	Chairman of the Board

/s/ Tiago Moreira de Miranda	Chief Financial Officer (Principal Financial and	November 8, 2024
Tiago Moreira de Miranda	Accounting Officer)

