Form 10-Q/A
period 2024-06-30
Atlas Lithium Corp
filed 2024-11-08
CIK 1540684

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2024 (the “Original Form 10-Q”) to restate our condensed consolidated financial statements, including the notes thereto, for the three months ended June 30 and to make certain other changes as described herein. Pipara & Co LLP (“Pipara”) was engaged by the Audit Committee of our Board of Directors (the “Audit Committee”) to be our independent registered public accounting firm as a result of the SEC’s order on May 3, 2024 suspending our prior independent registered public accounting firm, BF Borgers CPA PC (“Borgers”), from appearing and practicing as an accountant before the SEC. The Audit Committee engaged Pipara to re-audit our financial statements for the two fiscal years ended December 31, 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). In connection with Pipara’s audit, we identified certain accounting errors relating to the presentation, timing, omission and classification of a number of items in the 2023 Annual Report that also impacted our condensed consolidated financial statements for the quarter ended June 30, 2024, as presented in the Original 10-Q (the “Previously Issued Financial Statements”). Following discussions with our management and Pipara, the Audit Committee determined that our Previously Issued Financial Statements will be restated to make the required corrections, necessary to comply with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as further described below.

The restated condensed consolidated financial statements for the quarter ended June 30, 2024 (the “Restated Financial Statements”), including the notes thereto, update and revise items in the Original Form 10-Q, including: (i) correction of errors in the treatment of certain right of use lease assets, (ii) correction of errors relating to the timing of recording executive bonuses, (iii) reclassification of a tax refinancing liability, (iv) correction of errors in the recording of Deferred other income, (v) derecognition of certain erroneous currency translation adjustments and (vi) re-assessing our interest in the net assets of certain of our non-wholly owned subsidiaries.

This Amendment also changes the Original Form 10-Q to (i) update the address of our principal executive offices; and (ii) amend Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, to reflect the restated numbers derived from the Restated Financial Statements and corresponding descriptions of our accounting policies.

For additional details of each line change, please refer to the section named “Restatement of Previously Issued Condensed Consolidated Balance Sheets as of June 30, 2024 and Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2024” in Note 1 – Organization, Business and Summary of Significant Accounting Policies to the Restated Financial Statements.

We have concluded that in light of the errors described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2024. For a discussion of management’s consideration of our disclosure controls and procedures, see Part I, Item 4, “Controls and Procedures” of this Amendment.

Except as described above, no other portion of the Original Form 10-Q is being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$32,267,730	$29,549,927
Inventories	150,663	-
Taxes recoverable	11,000	50,824
Prepaid and other current assets	149,146	113,905
Total current assets	32,578,539	29,714,656
Property and equipment, net	29,890,627	13,477,602
Intangible assets, net	408,933	45,777
Right of use assets - operating leases, net	271,540	335,634
Other assets	46,949	-
Total assets	$63,196,588	$43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,901,808	$4,668,857
Derivative liabilities	370,650	1,000,060
Convertible Debt	81,918	67,024
Operating lease liabilities	121,442	127,482
Other current liabilities	34,760	41,596
Total current liabilities	5,510,578	5,905,019
Convertible Debt	9,755,506	9,703,700
Operating lease liabilities	145,421	231,278
Deferred other income	20,000,000	20,000,000
Other noncurrent liabilities	22,892	58,579
Total liabilities	35,434,397	35,898,576

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively;14,824,692 and 12,763,581 shares issued and outstanding as of June, 2024 and December 31, 2023, respectively	14,825	12,764
Additional paid-in capital	151,964,718	110,195,978
Accumulated other comprehensive Profit/(loss)	145,069	(138,829)
Accumulated deficit	(124,956,950)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	27,167,663	7,247,791
Non-controlling interest	594,528	427,302
Total stockholders’ equity	27,762,191	7,675,093
Total liabilities and stockholders’ equity	$63,196,588	$43,573,669

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	As restated	As restated	As restated	As restated
Revenue	182,788	-	374,108	-
Cost of revenue	91,786	-	193,852	-
Gross margin	91,002	-	180,256	-
Operating expenses
General and administrative expenses	4,565,336	2,007,983	7,817,090	4,329,681
Stock-based compensation	4,972,562	2,852,309	11,812,684	3,981,154
Exploration	-	4,663,500	3,170,983	5,692,325
Other operating expenses	99,268	-	102,869	-
Total operating expenses	9,637,166	9,523,792	22,903,626	14,003,160
Loss from operations	(9,546,164)	(9,523,792)	(22,723,370)	(14,003,160)
Other expenses (income)
Other expenses (income)	10,007	(126,896)	12,989	(140,911)
Fair value adjustments, net	(124,228)	-	(311,717)	-
Finance costs (income)	515,145	-	702,029	-
Total other expenses (income)	400,924	(126,896)	403,301	(140,911)
Gain / (Loss) before provision for income taxes	(9,947,088)	(9,396,896)	(23,126,671)	(13,862,249)
Provision for income taxes	6,220	-	10,833	-
Net gain / (loss)	(9,953,308)	(9,396,896)	(23,137,504)	(13,862,249)
Gain / (Loss) attributable to non-controlling interest	(781,948)	(270,247)	(1,002,677)	(769,662)
Net gain / (loss) attributable to Atlas Lithium Corporation stockholders	$(9,171,360)	$(9,126,649)	$(22,134,827)	$(13,092,587)

Basic and diluted gain / (loss) per share
Basic and diluted net gain / (loss) per share attributable to Atlas Lithium Corporation common stockholders	$(0.67)	$(1.01)	$(1.61)	$(1.46)
Weighted-average number of common shares outstanding:	13,721,860	9,068,801	13,721,662	8,966,065

Comprehensive loss:
Net gain / (loss)	$(9,953,308)	$(9,396,896)	$(23,137,504)	$(13,862,249)
Foreign currency translation adjustment	574,752	39,586	644,778	105,891
Comprehensive gain / (loss)	(9,378,556)	(9,357,310)	(22,492,726)	(13,756,358)
Comprehensive loss attributable to noncontrolling interests	(613,879)	(269,567)	(641,798)	(768,493)
Comprehensive gain / (loss) attributable to Atlas Lithium Corporation stockholders	$(8,764,677)	$(9,087,743)	$(21,850,928)	$(12,987,865)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three Months Ended June 30, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	(Deficit)

Balance, March 31, 2023	1	$1	214,006	$214	6,738,062	$6,739	$73,504,919	$59,180	$(64,357,632)	$(711,165)	$8,502,256

Issuance of common stock in connection with sales made	-	-	-	-	299,590	299	963,477	-	-	-	963,776
Conversion of Convertible Preferred D stock into Common Stock	-	-	(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Stock based compensation	-	-	-	-	142,269	142	3,003,986	-	-	-	3,004,128
Change in foreign currency translation	-	-	-	-	-	-	-	38,906	-	680	39,586
Net loss	-	-	-	-	-	-	-	-	(9,126,649)	(270,247)	(9,396,896)

Balance, June, 2023	1	$1	-	$-	10,033,334	$10,033	$77,472,382	$98,086	$(73,484,281)	$(980,732)	$3,115,489

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, March 31, 2024	1	$1	-	$-	12,769,581	$12,770	$116,403,497	$(68,803)	$(115,785,590)	$399,384	$961,259

Issuance of common stock in connection with sales made
under private offerings	-	-	-	-	1,871,250	1,871	29,998,127	-	-	449,450	30,449,449
Stock based compensation	-	-	-	-	183,861	184	5,563,094	-	-	235,069	5,798,347
Change in foreign currency translation	-	-	-	-	-	-	-	213,872	-	292,574	506,446
Net loss	-	-	-	-	-	-	-	-	(9,171,360)	(781,948)	(9,953,308)

Balance, June 30, 2024	1	$1	-	$-	14,824,692	$14,825	$151,964,718	$145,069	$(124,956,950)	$594,528	$27,762,191

For the Six Months Ended June 30, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,063,367	$(6,636)	$(60,391,694)	$(212,239)	$1,458,124

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,850,398	1,850	10,718,273	-	-	-	10,720,123
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Conversion of Convertible Preferred D stock into Common Stock			(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Stock based compensation	-	-	-	-	142,269	142	3,940,819	-	-	-	3,940,961
Change in foreign currency translation	-	-	-	-	-	-	-	104,722	-	1,169	105,891
Net loss	-	-	-	-	-	-	-	-	(13,092,587	(769,662)	(13,862,249)

Balance, June 30, 2023	1	$1	-	$-	10,033,334	$10,033	$77,472,382	$98,086	$(73,484,281)	$(980,732)	$3,115,489

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2023	1	$1	-	$-	12,763,581	$12,764	$110,195,978	$(138,829)	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,871,250	1,871	29,998,127	-	-	449,450	30,449,449
Issuance of common stock in exchange for consulting, professional and other services					6,000	6	105,091	-	-	-	105,097
Stock based compensation	-	-	-	-	183,861	184	11,665,522	-	-	359,574	12,025,280
Change in foreign currency translation	-	-	-	-	-	-	-	283,898	-	360,879	644,778
Net loss	-	-	-	-	-	-	-	-	(22,134,827)	(1,002,677)	(23,137,504)

Balance, June 30, 2024	1	$1	-	$-	14,824,692	$14,825	$151,964,718	$145,069	$(124,956,950)	$594,528	$27,762,191

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

	Six months ended June 30
	2024	2023

Cash flows from operating activities of continuing operations:
Net loss	$(23,137,504)	(13,862,249)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	11,812,684	3,981,154
Depreciation and amortization	65,024	8,108
Interest expense	443,956	-
Fair value adjustments	(311,717)	-
Other non cash expenses	-	140,911
Changes in operating assets and liabilities:
Accounts receivable	-	(8)
Inventories	(150,663)	-
Taxes recoverable	39,824	(3,576)
Deposits and advances	(35,241)	(18,073)
Other assets	(48,820)	-
Accounts payable and accrued expenses	66,114	813,606
Consideration from royalty sold	-	20,000,000
Other noncurrent liabilities	(35,878)	(26,382)
Net cash provided (used) by operating activities	(11,292,221)	11,033,491

Cash flows from investing activities:
Acquisition of capital assets	(13,970,339)	(1,884,035)
Capitalized exploration costs	(2,443,616)	-
Increase in intangible assets	(363,156)	(45,777)
Net cash used in investing activities	(16,777,111)	(1,929,812)

Cash flows from financing activities:
Net proceeds from sale of common stock	30,000,000	10,525,118
Proceeds from sale of subsidiary common stock to noncontrolling interests	449,450	150,000
Cash used in payment of debt	(309,152)	-
Net cash provided by financing activities	30,140,298	10,675,118

Effect of exchange rates on cash and cash equivalents	646,837	105,892
Net increase (decrease) in cash and cash equivalents	2,717,803	19,884,689
Cash and cash equivalents at beginning of period	29,549,927	280,525
Cash and cash equivalents at end of period	32,267,730	20,165,214

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

ATLAS LITHIUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatement of Previously Issued Condensed Consolidated Balance Sheets as of June 30, 2024 and Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2024

Subsequent to the issuance of our Original Form 10-Q, management became aware of adjustments to be recorded to our condensed consolidated financial statements as of June 30, 2024. Accordingly, our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and condensed consolidated statements of operations for the three and six months ended June 30, 2024 have been restated as further described below.

The following is a summarized description of the areas in which the errors were identified and for which we made correcting disclosures, reclassification and adjustments to our condensed consolidated financial statements.

(1) Reclassification of mining rights from Intangible assets to PPE in accordance with ASC 930-805, which provides that mining rights should be classified as tangible assets. The Company also reassessed the amounts comprising consolidated Property and equipment and excluded amounts owned by two entities controlled by the same controlling shareholder of the Company from the consolidation as they do not qualify as entities controlled by the Company.

(2) Identified and adjusted errors in the right of use assets - operating leases related to the extension of existing operating lease contract.

(3) Identified bonuses payable to senior executives that were incurred, however not accounted for in the correct year.

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

(8) Identified exploration costs that should be capitalized as disclosed in accounting policies.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following tables present the effect of the aforementioned adjustments on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and indicate the category of the adjustments by reference to the line item descriptions set forth above:

CONSOLIDATED BALANCE SHEETS

	June 30, 2024
	As Previously Reported	Adjustments	Description of Adjustments	As restated
Current assets:
Cash and cash equivalents	$32,267,730	$-		32,267,730
Accounts receivable	-	-		-
Inventories	150,663	-		150,663
Taxes recoverable	11,000	-		11,000
Prepaid and other current assets	149,146	-		149,146
Total current assets	32,578,539	-		32,578,539
Property and equipment, net	27,447,011	2,443,616	(8)	29,890,627
Intangible assets, net	408,933	-		408,933
Right of use assets - operating leases, net	380,530	(108,990)	(2)	271,540
Other Assets	46,949	-		46,949
Total assets	$60,861,962	2,334,626		63,196,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,713,762	188,046	(3)	4,901,808
Derivative liabilities	370,650	-		370,650
Convertible Debt - short-term	81,918	-		81,918
Other current liabilities	-	34,760	(4)	34,760
Operating lease liabilities - current	108,954	12,488	(2)	121,442
Total current liabilities	5,275,284	235,294		5,510,578
Convertible Debt - long-term	9,755,506	-		9,755,506
Operating lease liabilities - long-term	250,554	(105,133)	(2)	145,421
Deferred other income	18,600,000	1,400,000	(5)	20,000,000
Other noncurrent liabilities	22,892	-		22,892
Total liabilities	33,904,236	1,530,161		35,434,397

Stockholders’ Equity:
Common stock	14,826	-		14,826
Additional paid-in capital	153,431,262	(1,466,544)	(5)	151,964,718
Accumulated other comprehensive loss	(835,873)	980,942	(6)	145,069
Accumulated deficit	(126,242,962)	1,286,012	(2)(3)(5)(6)	(124,956,950)
Total Atlas Lithium Co, stockholders’ equity	26,367,253	800,410		27,167,663
Non-controlling interest	590,473	4,055	(7)	594,528
Total stockholders’ equity	26,957,726	804,465		27,762,191
Total liabilities and stockholders’ equity	$60,861,962	2,334,626		63,196,588

CONSOLIDATED BALANCE SHEETS

	December 31, 2023
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,549,927	$-		$29,549,927
Taxes recoverable	50,824	-		50,824
Prepaid and other current assets	113,905	-		113,905
Total current assets	29,714,656	-		29,714,656
Property and equipment, net	6,407,735	7,069,867	(1)	13,477,602
Intangible assets, net	7,115,644	(7,069,867)	(1)	45,777
Right of use assets - operating leases, net	444,624	(108,990)	(2)	335,634
Investments	-	-		-
Total assets	43,682,659	(108,990)		43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,487,647	181,210	(3)	4,668,857
Derivative liabilities	1,000,060	-		1,000,060
Convertible Debt	67,024	-		67,024
Related party notes and other payables	-	-		-
Operating lease liabilities	114,994	12,488	(2)	127,482
Other current liabilities	-	41,596	(4)	41,596
Total current liabilities	5,669,725	235,294		5,905,019
Convertible Debt	9,703,700	-		9,703,700
Operating lease liabilities	336,411	(105,133)	(2)	231,278
Deferred other income	18,600,000	1,400,000	(5)	20,000,000
Other noncurrent liabilities	58,579	-		58,579
Total liabilities	34,368,415	1,530,161		35,898,576

Stockholders’ Equity:
Common stock	12,765	-		12,765
Additional paid-in capital	111,662,522	(1,466,544)	(5)	110,195,978
Accumulated other comprehensive loss	(1,119,771)	980,942	(6)	(138,829)
Accumulated deficit	(101,664,519)	(1,157,604)	(2)(3)(5)(6)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	8,890,997	(1,643,206)		7,247,791
Non-controlling interest	423,247	4,055	(7)	427,302
Total stockholders’ equity	9,314,244	(1,639,151)		7,675,093
Total liabilities and stockholders’ equity	43,682,659	(108,990)		43,573,669

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the effect of the aforementioned adjustments on our Consolidated Statements of Operation for the three months ended June 30, 2024 and indicates the category of the adjustments by reference to the above descriptions of the reclassifications or errors for which we made corrections:

		Three months ended June 30, 2024
	As Previously Reported	Adjustments	Description of Adjustments	As restated

Revenue	$182,788	$-		$182,788
Cost of revenue	91,785	1		91,786
Gross loss	91,004	(2)		91,002
Operating expenses	-
General and administrative expenses	4,565,336	-		4,565,336
Stock-based compensation	4,972,562	-		4,972,562
Exploration	2,443,616	(2,443,616)	(8)	-
Other operating expenses	99,268	-		99,268
Total operating expenses	12,080,782	(2,443,616)		9,637,166
Loss from operations	(11,989,778)	2,443,616		(9,546,163)
Other expense (income)
Other expense (income)	10,007	-		10,007
Fair value adjustments, net	(124,228)	-		(124,228)
Finance costs (revenue)	515,147	(2)		515,145
Total other expense	400,926	(2)		400,924
Loss before provision for income taxes	(12,390,704)	2,443,618		(9,947,088)
Provision for income taxes	6,220			6,220
Net loss	(12,396,924)	2,443,618		(9,953,308)
Loss attributable to non-controlling interest	(781,948)	-		(781,948)
Net loss attributable to Atlas Lithium Corporation stockholders	(11,614,976)	$2,443,618		(9,171,360)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.85)	$0.18		$(0.67)

Weighted-average number of common shares outstanding:
Basic and diluted	13,721,860	-		13,721,860

Comprehensive loss:
Net loss	(12,396,924)	$2,443,618		(9,953,308)
Foreign currency translation adjustment	574,752	-		574,752
Comprehensive loss	(11,822,172)	2,443,618		(9,378,556)
Comprehensive loss attributable to NCI	(613,879)	-		(613,879)
Comprehensive loss attributable to Atlas stockholders	(11,208,293)	$2,443,618		(8,764,677)

The following table presents the effect of the aforementioned adjustments on our condensed consolidated statements of operation for the three and six months ended June 30, 2024 and indicates the category of the adjustments by reference to the line item descriptions set forth above:

		Six months ended June 30, 2024
	As Previously Reported	Adjustments	Description of Adjustments	As restated

Revenue	$374,108	$-		$374,108
Cost of revenue	193,852	-		193,852
Gross loss	180,256	-		180,256
Operating expenses	-
General and administrative expenses	7,817,090	-		7,817,090
Stock-based compensation	11,812,684	-		11,812,684
Exploration	5,614,599	(2,443,616)	(8)	3,170,983
Other operating expenses	102,869	-		102,869
Total operating expenses	25,347,242	(2,443,616)		22,903,626
Loss from operations	(25,166,986)	2,443,616		(22,723,370)
Other expense (income)
Other expense (income)	12,989	-		12,989
Fair value adjustments, net	(311,717)	-		(311,717)
Finance costs (revenue)	702,029	-		702,029
Total other expense	403,301	-		403,301
Loss before provision for income taxes	(25,570,287)	2,443,616		(23,126,671)
Provision for income taxes	10,833			10,833
Net loss	(25,581,120)	2,443,616		(23,137,504)
Loss attributable to non-controlling interest	(1,002,677)	-		(1,002,677)
Net loss attributable to Atlas Lithium Corporation stockholders	(24,578,443)	$2,443,616		(22,134,827)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(1.79)	$0.18		$(1.61)

Weighted-average number of common shares outstanding:
Basic and diluted	13,721,662			13,721,662

Comprehensive loss:
Net loss	(25,581,120)	$2,443,616		(23,137,504)
Foreign currency translation adjustment	644,778	-		644,778
Comprehensive loss	(24,936,342)	2,443,616		(22,492,726)
Comprehensive loss attributable to NCI	(641,798)	-		(641,798)
Comprehensive loss attributable to Atlas stockholders	(24,294,544)	$2,443,616		(21,850,928)

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023 – as restated
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Machinery and equipment	57,896	(930)	56,966	-	-	-
Land	4,119,895	-	4,119,895	361,674	-	361,674
Prepaid Assets (CIP)	16,027,876	-	16,027,876	6,046,061	-	6,046,061
Mining rights	7,242,275	-	7,242,275	7,069,867	-	7,069,867
Exploration costs	2,443,615	-	2,443,615	-	-	-
Total fixed assets	$29,891,557	$(930)	$29,890,627	$13,477,602	$-	$13,477,602

Exploration costs as drilling, development and related costs are either classified as exploration and charged to operations as incurred, or capitalized, such as to assist with mine planning within a reserve area and whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable and the expenditure embodies a probable future benefit that involves a capacity, singly or in combination with other assets. The basis of the mineral interest is amortized on a units-of-production basis.

Intangible Assets

Intangible assets consist of cost of software under development (SAP implementation). The carrying value of these intangible assets as of June 30, 2024 and at December 31, 2023 was $408,933 and $45,777, respectively.

Accounts Payable and Accrued Liabilities– As Restated

	June 30, 2024	December 31, 2023
Accounts payable and other accruals	$4,901,808	$3,588,074
Mineral rights payable	-	1,080,783
Total	$4,901,808	$4,668,857

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

The lease agreements have terms between 2 to 3 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2023– as restated	$358,760
Additions	$-
Interest expense	$13,271
Lease payments	$(68,853)
Foreign exchange	(36,315)
Lease liabilities at June 30, 2024– as restated	$266,863

Current portion	$121,442
Non-current portion	$145,421

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$128,528
Year 2	$130,392
Year 3	$108,264
Year 4	$-
Total contractual undiscounted cash flows– as restated	$367,184

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of tax refinancing programs at our operating subsidiaries located in Brazil. The balance of these tax liabilities as of June 30, 2024, and December 31, 2023, amounted to $22,892 and $58,579, respectively.

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

Appointment of New Chief Financial Officer

On July 23, 2024, the Company’s Board appointed Tiago Moreira de Miranda, age 40, as the Company’s new Chief Financial Officer, Principal Accounting Officer, and Treasurer, effective immediately. From February 2024 until July 2024, Mr. Miranda was the Chief Financial Officer of Apollo Resources. In consideration for his services as an officer of the Company, Mr. Miranda will: (i) receive cash compensation of US$15,000 per month; (ii) have the opportunity, based on achieving certain specific performance metrics, to earn additional annual compensation of up to US$45,000 and up to US$15,000 as a discretionary bonus based; (iv) receive 40,000 time-based restricted stock units (“RSUs”) to be granted pursuant to the Company’s 2023 Stock Incentive Plan, which shares will vest annually in four equal installments, with vesting period starting the first month after his employment start date. Additionally, if during the first 12 months of his employment, calculated from his employment start date, Mr. Miranda’s employment is terminated by the Company for any reason, 25% of his RSUs will vest immediately upon termination. Mr. Miranda will receive separate compensation for supervising the internal accounting and other financial-related functions for Apollo Resources and Jupiter Gold.

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

Results of Operations

The Six Months Ended June 30, 2024, compared to the Six Months ended June 30, 2023

Net loss for the six months ended June 30, 2024, totaled $23,137,504, compared to net loss of $13,862,249 during the six months ended June 30, 2023. The increase is mainly due to:

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
●

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $32,267,730 and working capital of $27,067,961.

Net cash used by operating activities totaled $11,292,221 for the six months ended June 30, 2024, compared to net cash provided of $11,033,491 during the six months ended June 30, 2023, representing a variation in the cash flow from operating activities of $22,325,715. The variation in net cash used /provided by operating activities was mainly due to:

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

Net cash used in investing activities totaled $16,777,111 for the six months ended June 30, 2024, compared to net cash used of $1,929,812 during the six months ended June 30, 2023, representing an increase in cash used of $14,847,299 or 769%. The increase reflects the payments made in connection with the acquisition of the components of our lithium processing plant and capitalized exploration costs.

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

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of June 30, 2024, we had cash and cash equivalents of $32,267,730 and working capital of $27,067,091, compared to cash and cash equivalents $29,549,927 and a working capital of $23,809,637 as of December 31, 2023. We believe our cash and cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the successful installation of our lithium processing facilities, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. On the basis of that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as a result of the material weakness in internal controls over financial reporting, described in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on Form 10-K/A with the SEC on November 8, 2024 (the “Form 10-K/A”), our disclosure controls and procedures were not effective as of June 30, 2024.

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

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Executive Employment Agreement between the Atlas Lithium Corporation and Tiago Miranda. Incorporated by reference 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024.

10.2	Amended And Restated Technical Services Agreement. Incorporated by reference to 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer) and	November 8, 2024
Marc Fogassa	Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	November 8, 2024
Tiago Miranda	Accounting Officer)

