Form 10-Q
period 2024-09-30
Atlas Lithium Corp
filed 2024-11-08
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were outstanding 15,249,792 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding current expectations, as of the date of this Quarterly Report, our future results of operations and financial position, our ability to effectively process our minerals and achieve commercial grade at scale; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); uncertainty about our ability to obtain required capital to execute our business plan; our ability to hire and retain required personnel; changes in the market prices of lithium and lithium products and demand for such products; the uncertainties inherent in exploratory, developmental and production activities, including risks relating to permitting, zoning and regulatory delays related to our projects; uncertainties inherent in the estimation of lithium resources. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance, or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,056,560	$29,549,927
Accounts receivable	151,053	-
Inventories	545,284	-
Taxes recoverable	4,017	50,824
Prepaid and other current assets	105,379	113,905
Total current assets	22,862,293	29,714,656
Property and equipment, net	36,563,788	13,477,602
Intangible assets, net	388,139	45,777
Right of use assets - operating leases, net	557,517	335,634
Other assets	122,742	-
Total assets	$60,494,479	$43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,763,095	$4,668,857
Derivative liabilities	261,221	1,000,060
Convertible Debt	245,754	67,024
Operating lease liabilities	164,962	127,482
Other current liabilities	26,162	41,596
Total current liabilities	6,461,194	5,905,019
Convertible Debt	9,781,695	9,703,700
Operating lease liabilities	420,173	231,278
Deferred other income	20,000,000	20,000,000
Other noncurrent liabilities	21,680	58,579
Total liabilities	36,684,742	35,898,576

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively;15,257,792 and 12,763,581 shares issued and outstanding as of September, 2024 and December 31, 2023, respectively	15,257	12,764
Additional paid-in capital	156,980,306	110,195,978
Accumulated other comprehensive loss	(157,031)	(138,829)
Accumulated deficit	(133,556,301)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	23,282,232	7,247,791
Non-controlling interest	527,505	427,302
Total stockholders’ equity	23,809,737	7,675,093
Total liabilities and stockholders’ equity	$60,494,479	$43,573,669

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Revenue	169,549	-	543,657	-
Cost of revenue	100,083	-	293,935	-
Gross margin	69,466	-	249,722	-
Operating expenses
General and administrative expenses	4,069,538	1,801,925	11,886,628	6,131,606
Stock-based compensation	6,271,513	3,699,588	18,084,197	7,680,742
Exploration	-	5,941,109	3,170,983	11,633,434
Other operating expenses	(6,198)	-	96,671	-
Total operating expenses	10,334,853	11,442,622	33,238,479	25,445,782
Loss from operations	(10,265,387)	(11,442,622)	(32,988,757)	(25,445,782)
Other expenses (income)
Other expenses (income)	3,773	295,731	16,762	154,820
Fair value adjustments, net	(84,934)	-	(396,651)	-
Finance costs (income)	(470,879)	-	231,150	-
Total other expenses (income)	(552,040)	295,731	(148,739)	154,820
Gain / (Loss) before provision for income taxes	(9,713,347)	(11,738,353)	(32,840,018)	(25,600,602)
Provision for income taxes	4,300	-	15,133	-
Net gain / (loss)	(9,717,647)	(11,738,353)	(32,855,151)	(25,600,602)
Gain / (Loss) attributable to non-controlling interest	(688,859)	(458,878)	(1,691,536)	(1,228,540)
Net gain / (loss) attributable to Atlas Lithium Corporation stockholders	$(9,028,788)	$(11,279,475)	$(31,163,615)	$(24,372,062)

Basic and diluted gain / (loss) per share
Basic and diluted net gain / (loss) per share attributable to Atlas Lithium Corporation common stockholders	$(0.60)	$(1.24)	$(2.19)	$(2,76)
Weighted-average number of common shares outstanding:	14,964,697	9,068,801	14,231,687	8,818,972

Comprehensive loss:
Net gain / (loss)	$(9,717,647)	$(11,738,353)	$(32,855,151)	$(25,600,602)
Foreign currency translation adjustment	(662,980)	(247,224)	(18,202)	(141,333)
Comprehensive gain / (loss)	(10,380,627)	(11,985,577)	(32,873,353)	(25,741,935)
Comprehensive loss attributable to noncontrolling interests	(1,067,940)	(466,622)	(1,709,738)	(1,235,115)
Comprehensive gain / (loss) attributable to Atlas Lithium Corporation stockholders	$(9,312,687)	$(11,518,955)	$(31,163,615)	$(24,506,820)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended September 30, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, June 30, 2023	1	$1	-	$-	10,033,334	$10,033	$77,472,382	$98,086	$(73,484,281)	$(980,732)	$3,115,489

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	617,438	618	11,822,298	-	-	-	11,822,916
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Preferred D stock into Common Stock					-	-	-	-	-	-	-
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	(1,662,154)	1,662,154	-
Stock based compensation	-	-	-	-	37,955	38	1,819,228	-	-	-	1,819,266
Change in foreign currency translation	-	-	-	-	-	-	-	(239,480)	-	(7,744)	(247,224)
Net loss	-	-	-	-	-	-	-	-	(11,279,475)	(458,878)	(11,738,353)

Balance, September 30, 2023	1	$1	-	$-	10,688,727	$10,689	$91,113,908	$(141,394)	$(86,425,910)	$214,800	$4,772,094

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, June 30, 2024	1	$1	-	$-	14,824,692	$14,825	$151,964,718	$145,069	$(124,956,950)	$594,528	$27,762,191

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	-	151,250	151,250
Issuance of common stock in exchange for consulting, professional and other services					24,000	24	-	-	-	-	24
Exercise of warrants	-	-	-	-	409,100	408	-	-	-	-	592
Exercise of option issued	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	5,015,588	-	-	1,279,989	6,295,393
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	429,437	(379,966)	-
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	(429,437)	(682,066)
Net loss	-	-	-	-	-	-	-	(302,100)	(9,028,788)	(688,859)	(9,717,647)

Balance, September 30, 2024	1	$1	-	$-	15,257,792	$15,257	$156,980,306	$(157,031)	$(133,556,301)	$527,505	$23,809,737

The accompanying notes are an integral part of the consolidated financial statements.

For the Nine Months Ended September 30, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2022 (as restated)	1	$1	214,006	$214	5,110,014	$5,111	$62,063,367	$(6,636)	$(60,391,694)	$(212,239)	$1,458,124

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	2,467,836	2,468	22,540,571	-	-	-	22,543,039
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	750,000
Conversion of Convertible Preferred D stock into Common Stock			(214,006)	(214)	2,853,413	2,853	-	-	-	-	2,639
Stock based compensation	-	-	-	-	180,249	180	5,760,647	-	-	-	5,760,227
Change in foreign currency translation	-	-	-	-	-	-	-	134,158	-	(6,575)	(141,333)
Net loss	-	-	-	-	-	-	-	-	(24,372,062)	1,228,540	(25,600,602)

Balance, September 30, 2023	1	$1	-	$-	10,688,727	$10,689	$91,113,908	$(141,394)	$(86,425,910)	$214,800	$4,772,094

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Deficit	Interests	Equity

Balance, December 31, 2023 (As restated)	1	$1	-	$-	12,763,581	$12,764	$110,195,978	$(138,829)	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	1,871,250	1,871	29,998,127	-	-	600,700	30,600,698
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	30,000	30	105,091	-	-	-	105,121
Exercise of warrants	-	-	-	-	592,961	592	-	-	-	-	592
Stock based compensation	-	-	-	-	-	-	16,681,110	-	-	1,639,563	18,320,673
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	429,437	(429,437)	-
Change in foreign currency translation	-	-	-	-	-	-	-	(18,202)	-	(19,086)	(37,288)
Net loss	-	-	-	-	-	-	-	-	(31,163,615)	(1,691,536)	(32,855,151)

Balance, September 30, 2024	1	$1	-	$-	15,257,792	$15,257	$156,980,306	$(157,031)	$(133,556,301)	$527,505	$23,809,737

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30
	2024	2023

Cash flows from operating activities of continuing operations:
Net loss	$(32,855,151)	(25,600,602)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	18,084,197	7,680,742
Depreciation and amortization	135,804	30,116
Interest expense	650,810	-
Fair value adjustments	(506,080)	-
Other non cash expenses	-	159,991
Changes in operating assets and liabilities:
Inventories	(545,284)	-
Taxes recoverable	46,807	5,450
Deposits and advances	(142,527)	(21,653)
Accounts payable and accrued expenses	1,094,238	333,269
Consideration from royalty sold	-	20,000,000
Other noncurrent assets and liabilities	(175,078)	(22,334)
Net cash provided (used) by operating activities	(14,212,264)	2,564,979

Cash flows from investing activities:
Acquisition of capital assets	(19,164,920)	(771,977)
Capitalized exploration costs	(4,025,742)	-
Increase in intangible assets	(369,196)	-
Net cash used in investing activities	(23,559,858)	(771,977)

Cash flows from financing activities:
Net proceeds from sale of common stock	30,600,698	20,522,531
Proceeds from sale of subsidiary common stock to noncontrolling interests	-	300,000
Cash used in payment of debt	(309,151)	-
Net cash provided by financing activities	30,291,547	20,822,531

Effect of exchange rates on cash and cash equivalents	(12,792)	(38,701)
Net increase (decrease) in cash and cash equivalents	(7,493,367)	22,576,832
Cash and cash equivalents at beginning of period	29,549,927	280,525
Cash and cash equivalents at end of period	22,056,560	22,857,357

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the period ended September 30, 2024, the consolidated financial statements include the accounts of the Company; its 100% owned subsidiaries Atlas Lítio Brasil Ltda. (“Atlas Brasil”), Athena Lítio Ltda (“Athena”) and Atlas Recursos Minerais (“Atlas Min”) and its 44.74% equity interest in Apollo Resources Corporation (“Apollo Resources”) and Apollo Resources’ subsidiaries, Mineração Apollo, Ltda., Mineração Duas Barras Ltda. (“MDB”) and RST Recursos Minerais Ltda. (“RST”); and the Company’s 21.01% equity interest in Jupiter Gold Corporation (“Jupiter Gold”), which includes the accounts of Jupiter Gold’s subsidiary, Mineração Jupiter Ltda. The Company has concluded that Apollo Resources, Jupiter Gold and their respective subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Apollo Resources, Jupiter Gold and their respective subsidiaries have been included in the Company’s consolidated financial statements.

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

Restatement of Previously Issued Financial Statements

As previously reported on Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on November 8, 2024 (the “Amended Annual Report”), we have restated our previously reported financial statements for the two fiscal years ending December 31, 2023 in connection with certain errors relating to the presentation, timing, omission and classification of certain items in the previously reported financial statements. In addition, as also reported on Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2024, filed with the SEC on November 8, 2024 (the “Amended First Quarter Report”) and Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2024, filed with the SEC on November 8, 2024, we restated the interim financial statements for such periods to correct, as applicable to such interim periods, the same errors restated in the Amended Annual Report relating to the presentation, timing, omission and classification of certain items therein. The Amended First Quarter Report was also restated to correct a clerical error in the calculation of weighted average shares outstanding during such period.

With respect to the restatements relating to the fiscal year ended December 31, 2023, all of the corrections to the consolidated statements of operations and comprehensive loss were recorded in the fourth quarter of such period. As a result, the presentation of the relevant comparative three and nine month periods ending September 30, 2023, respectively, indicates no changes from the previously reported numbers of those periods. In addition, because the restatements did not result in a change in the Company’s cash position and impacted only non-cash charges, the consolidated statements of cash flows for the prior periods which have been included in this report do not reflect any material changes from the previously reported consolidated statements of cash flows.

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023 (As restated)
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Machinery and equipment	54,112	(2,482)	51,630	-	-	-
Land	4,119,895	-	4,119,895	361,674	-	361,674
Prepaid Assets (CIP)	20,868,188	-	20,868,188	6,046,061	-	6,046,061
Mining rights	7,498,332	-	7,498,332	7,069,867	-	7,069,867
Exploration costs	4,025,742	-	4,025,742	-	-	-
Total fixed assets	$36,566,270	$(2,482)	$36,563,788	$13,477,602	$-	$13,477,602

Exploration costs such as drilling, development and related costs are either classified as exploration and charged to operations as incurred, or capitalized, such as to assist with mine planning within a reserve area. Whether to capitalize an exploration cost or incur an expense also depends on whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable and whether the expenditure relates to a probable future benefit to be generated singly or in combination with other assets. The basis of the mineral interest is amortized on a units-of-production basis.

The Company previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”). After a period of preliminary assessment, the Company and the counterparty to the agreement agreed to revise the terms of the acquisition, following which the Company ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. The Company’s obligations under the Acquisition Agreement as revised were:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	issuance of $750,000 worth of restricted shares of common stock of the Company which took place on February 1, 2023;

Intangible Assets

Intangible assets consist of cost of software under development (implementation of SAP enterprise resource planning software). The carrying value of these intangible assets as of September 30, 2024 and at December 31, 2023 was $388,139 and $45,777, respectively.

Accounts Payable and Accrued Liabilities

	September 30, 2024	December 31, 2023 (As restated)
Accounts payable and other accruals	$5,763,095	$3,588,074
Mineral rights payable	-	1,080,783
Total	$5,763,095	$4,668,857

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended September 30, 2024, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

The lease agreements have terms between 2 to 3 years and the liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5%, which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2023	$358,760
Increase/Decrease	$335,815
Interest expense	$21,762
Lease payments	$(109,827)
Foreign exchange	(21,375)
Lease liabilities at September 30, 2024	$585,135

Current portion	$164,962
Non-current portion	$420,173

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$195,975
Year 2	$177,453
Year 3	$107,079
Year 4	$90,307
Year 5	75,256
Total contractual undiscounted cash flows	$646,070

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	September 30, 2024	December 31, 2023
Due to Nanyang Investment Management Pte Ltd	6,016,455	5,862,434
Due to Jaeger Investments Pty Ltd	2,005,509	1,954,145
Due to Modha Reena Bhasker	1,002,742	977,072
Due to Clipper Group Limited	1,002,742	977,072
Total convertible debt	$10,027,449	$9,770,724
Current portion	$245,754	$67,024
Non-current portion	$9,781,695	$9,703,700

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

On November 7, 2023, the Company issued $10,000,024 in convertible promissory notes under the terms of the Convertible Note Purchase Agreement, and through September 30, 2024 there were no other purchases and sales of the convertible promissory notes pursuant to the Convertible Note Purchase Agreement.

In the three and nine months ended September 30, 2024, the Company recorded the following in the consolidated statement of operations and comprehensive loss: (i) $163,800 and $487,881 in interest expense ($nil and $nil, for the three and nine months ended September 30, 2023) and (ii) $26,188 and $77,995 in accretion expense ($nil and $nil, for the three and nine months ended September 30, 2023).

Derivative Liabilities

	September 30, 2024	December 31, 2023
Derivative liability – conversion feature on the convertible debt	89,652	486,303
Derivative liability – other stock incentives	171,570	513,757
Total derivative liabilities	$261,221	$1,000,060

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to Mr. Rowley (a senior adviser to the Company and the father of Nicholas Rowley, at that time the Company’s Vice President of Business Development), and other investors. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated balance sheets. The derivative liability is measured at fair value through profit or loss.

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

At September 30, 2024, the fair value of the embedded conversion feature was determined to be $89,652 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	September 30, 2024	September 30, 2024
Number of options	354,297	354,297
Stock price at fair value measurement date	$6.80	$6.80
Exercise price	$28.2250	$35.2813
Expected volatility	91.12%	91.12%
Risk-free interest rate	3.58%	3.58%
Dividend yield	0.00%	0.00%
Expected term (years)	2.10	2.10

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three and nine months ended September 30, 2024, the Company recognized a $84,934 gain and $396,651 gain, respectively, on changes in fair value of financial instruments in the consolidated statement of operations and comprehensive loss ($nil and $nil, in the three and nine months ended September 30, 2023).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of September 30, 2024, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at September 30, 2024, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was $556,898, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the September 30, 2024 measurement date, expected dividend yield of 0%, expected volatility between 71.2% and 82.3%, risk-free interest rate between a range of 5.09% to 5.48%, and an expected term of 2.5 years. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of tax refinancing programs at our operating subsidiaries located in Brazil. The balance of these tax liabilities as of September 30, 2024, and December 31, 2023, amounted to $21,680 and $58,579, respectively.

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

As of December 31, 2023 and September 30, 2024, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Series D Preferred Stock

On September 16, 2021, the Company filed with the SOS a Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (“Series D Stock”) to designate 1,000,000 shares of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (the “Series D COD”) provides that for so long as Series D Stock is issued and outstanding, the holders of Series D Stock shall have no voting power until such time as the Series D Stock is converted into shares of common stock. Pursuant to the Series D COD one share of Series D Stock is convertible into 10,000 shares of common stock and may be converted at any time at the election of the holder. Giving effect to the Reverse Stock Split discussed above, each share of Series D Stock is effectively convertible into 13 and 1/3 shares of common stock. Holders of the Series D Stock are not entitled to any liquidation preference over the holders of common stock and are entitled to any dividends or distributions declared by the Company on a pro rata basis. There were no shares of Series D Stock outstanding as of September 30, 2024 or December 31, 2023.

Nine Months Ended September 30, 2023 Transactions

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

On January 30, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a Regulation S private placement (the “Private Placement”) an aggregate of 640,000 restricted shares of the Company’s common stock (the “Shares”). The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000. The Private Placement transaction closed on February 1, 2023.

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

Nine Months Ended September 30, 2024 Transactions

During the nine months ended September 30, 2024, the Company issued 2,494,211 new shares of Common Stock, including (i) 1,871,250 shares issued to an accredited investor for gross proceeds of $30,000,000 pursuant to a March 28, 2024 subscription agreement with Mitsui & Co., Ltd. (“Mitsui”), and (ii) 622,961 shares issued to consultants, officers and directors upon vesting of restricted stock units.

Common Stock Options

During the nine months ended September 30, 2024 and 2023, the Company granted options to purchase common stock to officers, consultants and non-management directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	September 30, 2024	September 30, 2023
Expected volatility	90.41% – 136.11%	103.60% – 104.80%
Risk-free interest rate	3.78% – 4.79%	3.40% – 3.82%
Stock price on date of grant	$31.28 –$31.28	$7.22 – $19.75
Dividend yield	0.00%	0.00%
Expected term	1 to 5 years	1.5 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the nine months ended September 30, 2024 and 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.40	$776,864
Issued (1)	429,996	0.0077
Expired and cancelled (2)	(40,000)	20.00
Outstanding and vested, September 30, 2024	440,663	$0.0256	8.49	$2,985,208

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.1219	1.55	$1,228,922
Issued (3)	80,000	13.50
Exercised (4)	(16,000)	0.75
Outstanding and vested, September 30, 2023	242,672	$4.4907	1.19	$6,338,408

1)	In the nine months ended September 30, 2024, 429,996 common stock options were issued with a grant date fair value of $13,447,502.
2)	In the nine months ended September 30, 2024, 40,000 common stock options were cancelled upon expiry.
3)	In the nine months ended September 30, 2023, 80,000 common stock options were issued with a grant date fair value of $446,726.
4)	In the nine months ended September 30, 2023, common stock option holders exercised a total 16,000 options at a weighted average exercise price of $0.75 to purchase 15,458 shares of the Company’s common stock. The exercises were paid for with 542 options conceded in cashless exercises. As a result of the options exercised, the Company issued 15,458 shares of common stock.

During three and nine months ended September 30, 2024, the Company recorded $3,389,507 and $10,094,837 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($nil and $446,726, during the three and nine months ended September 30, 2023).

Series D Preferred Stock Options

As of and for the nine months ended September 30, 2024, the Company had no Series D preferred stock options outstanding and no shares of Series D Stock outstanding. During the nine months ended September 30, 2023, the Company granted options to purchase series D stock to two of the Company’s directors. All Series D preferred stock options vested immediately at the grant date and were exercisable for a period of ten years from the date of issuance. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

September 30, 2023
Expected volatility	137.50% – 154.32%
Risk-free interest rate	3.42% - 4.19%
Stock price on date of grant	$7.00 - $38.89
Dividend yield	0.00%
Illiquidity discount	75%
Expected term	5 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in Series D preferred stock options for the nine months ended September 30, 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price (1)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	72,000	$0.10	8.94	$6,712,800
Issued (2)	27,000	0.10
Outstanding and vested, September 30, 2023	99,000	$0.10	8.69	$42,435,467

(1)	Represents the exercise price required to purchase one share of Series D Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.
(2)	In the nine months ended September 30, 2023, 27,000 Series D preferred stock options were issued with a total grant date fair value of $1,735,792.

During the three and nine months ended September 30, 2024, the Company recorded $nil and $nil, respectively, in stock-based compensation expense from Series D preferred stock options in the consolidated statements of operations and comprehensive loss ($732,309 and $1,735,792, respectively, during the three and nine months ended September 30, 2023).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the nine months ended September 30, 2024, the Company did not issue any common stock purchase warrants. During the nine months ended September 30, 2023, the Company issued common stock purchase warrants to investors, finders and brokers in connection with the Company’s equity financings. All warrants vest within 180 days from issuance and are exercisable for a period of one to five years from the date of issuance. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

September 30, 2023
Expected volatility	101.39% - 127.17%
Risk-free interest rate	3.43% - 3.83%
Stock price on date of grant	$8.10 - $20.28
Dividend yield	0.00%
Expected term	1.5 to 5 years

Changes in common stock purchase warrants for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	55,761	$10.6087	1.34	$1,152,654
Warrants exercised (1)	(6,667)	$7.50
Warrants expired (2)	(13,378)	$15.6517
Outstanding and vested, September 30, 2024	35,716	$9.30	0.62	$-

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,759	$12.8634	1.30	$-
Warrants issued (3)	241,447	$8.5677
Warrants exercised (4)	(439,105)	$7.6609
Outstanding and vested, September 30, 2023	124,101	$11.5401	0.8433	$2,366,580

1)	During the nine months ended September 30, 2024, warrant holders exercised a total 6,667 warrants to purchase 1,376 shares of the Company’s common stock. The warrant exercises were executed with an exercise price of $7.50 per share and were paid for with 5,291 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued an aggregate of 1,376 common shares.
2)	During the nine months ended September 30, 2024, 13,378 warrants were cancelled upon expiry.
3)	The warrants issued in the nine months ended September 30, 2023 had a total grant date fair value of $2,158,116.
4)	During the nine months ended September 30, 2023, warrant holders exercised a total 439,105 warrants to purchase 380,314 shares of the Company’s common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $8.3325 per share and were paid for with (i) $981,542 in cash proceeds to the Company and (ii) 58,791 warrants conceded in cashless exercises. As a result of the warrants exercised, the Company issued an aggregate of 380,314 common shares.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three and nine months ended September 30, 2024, the Company recorded the following as a result of the common stock purchase warrant activity: (i) $nil and $nil, respectively, in stock-based compensation expense in the consolidated statements of operations and comprehensive loss ($1,961,661 and $1,961,661, respectively, during the three and nine months ended September 30, 2023), and (ii) $nil and $nil, respectively, in share issuance costs in the consolidated statement of changes in equity ($48,607 and $196,455, respectively, during the three and nine months ended September 30, 2023).

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

Changes in RSUs for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2024	1,040,017
Granted (1)	458,653
Vested (2)	(622,961)
Forfeited (3)	(371,709)
Expired or cancelled (4)	(60,000)
Outstanding at September 30, 2024	444,000

Number of RSUs Outstanding
Outstanding at January 1, 2023	-
Granted (5)	1,229,812
Vested (6)	(179,262)
Outstanding at September 30, 2023	1,050,550

1)	In the nine months ended September 30, 2024, 458,653 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $5,025,195 as measured at $11.36/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 69,980 RSUs which immediately vested upon grant and (ii) 388,673 RSUs with time-based vesting over periods ranging from six months to four years.
2)	In the nine months ended September 30, 2024, 622,961 RSUs vested and were settled through the issuance of 622,961 shares of common stock.
3)	In the nine months ended September 30, 2024, 371,709 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.
4)	In the nine months ended September 30, 2024, 60,000 RSUs were cancelled without vesting because the performance conditions for vesting were not met.
5)	In the nine months ended September 30, 2023, 1,136,793 RSUs were granted to directors, officers, and consultants of the Company, with a total grant date fair value of $23,508,431 as measured at $20.68/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 405,212 RSUs which immediately vested upon grant, (ii) 124,600 RSUs with time-based vesting in periods ranging from two years to four years, (iii) 623,000 RSUs which vest upon achieving certain performance milestones at our Neves Project, and (iv) 77,000 which vest upon achieving certain market capitalization milestones ranging between $500 million and $2 billion.
6)	In the nine months ended September 30, 2023, 179,262 RSUs vested and were settled through the issuance of 179,262 shares of common stock.

During the three and nine months ended September 30, 2024, the Company recorded $1,609,665 and $6,728,827 in stock-based compensation expense from the Company’s RSU activity in the period ($688,953 and $1,237,507, respectively, during the three and nine months ended September 30, 2023). As of September 30, 2024, there were 444,000 RSUs outstanding including rights to receive 10,000 shares of common stock as a result of RSU vesting (December 31, 2023: 924,364 RSUs outstanding including rights to receive 115,653 shares of common stock as a result of RSU vesting).

Other stock incentives measured at fair value through profit or loss

As of September 30, 2024, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in case some markets conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of September 30, 2024, the Company recognized a $89,652 derivative liability and would have been obligated to issue 152,580 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2023: recognized a $513,757 derivative liability relating to 127,535 shares of common stock that the Company would have been obligated to issue had the conditions of the stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas’s contractual obligations at September 30, 2024 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lithium processing plant construction (1)	$2,908,010	$2,908,010	$-	$-	$-
Total	2,908,010	2,908,010	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

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

Technical Services Agreement

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

Convertible Note Purchase Agreement

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

Offtake and Sales Agreements

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

The related parties outstanding amounts and expenses as of September 30, 2024 and December 31, 2023 are shown below:

	September 30, 2024		December 31, 2023
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International	$-	$2,693,816	$-	$1,449,000
Jaeger Investments Pty Ltd.	$2,005,509	$97,590	$1,954,145	$13,405
Total	$2,005,509	$2,791,406	$1,954,145	$1,462,405

In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas and its subsidiaries and among the subsidiaries.

Jupiter Gold Corporation

During the nine months ended September 30, 2024, Jupiter Gold was party to the following stock-based compensation transactions with related parties of the Company:

i. Jupiter Gold granted options to purchase an aggregate of 210,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $42,000 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Jupiter Gold’s stock price on the date of the grant ($0.74 to $1.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 241% and 312%, risk-free interest rate between a range of 3.88% to 4.64%, and an expected term between 5 and 10 years.

ii. Marc Fogassa exercised a total 1,350,000 options at a $0.01 weighted average exercise price. These exercises were paid for with $13,500 in cash. As a result of the options exercised, the Company issued 1,350,000 shares of common stock to Marc Fogassa.

iii. Jupiter Gold issued 256,128 shares of common stock of Jupiter Gold to officers of the Company at a weighted average price of $0.88 per share in settlement of $226,500 in salaries and fees owed.

iv. On July 1, 2024, Jupiter Gold issued 475,776 shares of common stock of Jupiter Gold to Marc Fogassa at a price of $0.909 per share as incentive compensation in accordance with an amended and restated employment agreement between Marc Fogassa and Jupiter Gold, effective July 1, 2024.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

As of September 30, 2024, an aggregate 70,000 Jupiter Gold common stock options were outstanding with a weighted average life of 4.13 years at a weighted average exercise price of $1.00 and an aggregate intrinsic value of $nil.

During the nine months ended September 30, 2023, Jupiter Gold granted options to purchase an aggregate of 315,000 shares of its common stock to Marc Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $96,097 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: the Jupiter Gold’s stock price on the date of the grant which ranged from $0.85 to $2.10, an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated ranging from 298% to 371%, risk-free interest rate between a range of 3.42% to 4.19%, and an expected term between five and ten years. During the nine months ended September 30, 2023, Marc Fogassa exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, Jupiter Gold issued 728,580 shares of Jupiter Gold’s common stock to Marc Fogassa. As of September 30, 2023, an aggregate 1,105,000 Jupiter Gold common stock options were outstanding with a weighted average life of 8.38 years at a weighted average exercise price of $0.0324 and an aggregated intrinsic value of $1,015,200.

On June 13, 2023, the Company purchased 320,700 shares of Jupiter Gold common stock at $1.00 per share.

Apollo Resource Corporation

During the nine months ended September 30, 2024, Apollo Resources was party to the following stock-based compensation transactions with related parties of the Company:

i. Apollo Resources granted options to purchase an aggregate of 90,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $134,408 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Apollo Resources’ stock price on the date of the grant ($6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 16.61% and 17.41%, risk-free interest rate between a range of 3.88% to 4.64%, and an expected term of 10 years.

ii. Marc Fogassa exercised a total 495,000 options at a $0.01 weighted average exercise price. These exercises were paid for with $4,950 in cash. As a result of the options exercised, Apollo Resources issued 495,000 common shares to Marc Fogassa.

iii. Apollo Resources issued 68,741 shares of common stock of Apollo Resources to officers of the Company at a weighted average price of $4.44 share in settlement of $305,246 in salaries and fees owed.

iv. On July 1, 2024, Apollo Resources issued 104,741 shares of common stock of Apollo Resources to Marc Fogassa at a price of $4.41 per share as incentive compensation according to an amended and restated employment agreement between Marc Fogassa and Apollo Resources, effective July 1, 2024.

As of September 30, 2024, no Apollo Resources common stock options were outstanding.

During the nine months ended September 30, 2023, Apollo Resources granted options to purchase an aggregate of 135,000 shares of its common stock to Marc Fogassa at a price of $0.01 per share. The options were valued at $167,822 and recorded to stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: Apollo Resources’ stock price on the date of the grant, which was $5.00, an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated ranging from 44.0% to 58.0%, risk-free interest rate between a range of 3.42% to 4.19%, and an expected term of ten years. As of September 30, 2023, an aggregate of 360,000 Apollo Resources common stock options were outstanding with a weighted average life of 8.96 years at a weighted average exercise price of $0.01 and an aggregate intrinsic value of $1,796,400.

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

NOTE 9 – SUBSEQUENT EVENTS

Neves Project Permission

On October 28, 2024, we received the operational permit for our Neves Project from the government of the state of Minas Gerais in Brazil. This triphasic permit (known as “LI/LP/LO” in the local regulatory terminology) is the most expeditious licensing modality available as it encompasses the initial, installation, and operating licenses all within this same issued authorization. The permit authorizes us to assemble and operate our lithium processing plant, to process mined ore from one of our deposits at the facility, and to sell the lithium concentrate that we produce. The permit was unanimously approved by a voting board comprised of twelve representatives from the local civil society and government on October 25, 2024, and formally published in the official gazette of the Minas Gerais government on October 26, 2024. This outcome followed the technical recommendation for approval issued by the Environmental Foundation of Minas Gerais in September 2024. This key development came after an extensive technical review process that began with our initial permit application on September 1, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023

This Quarterly Report includes forward-looking statements that are subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in Item 1.A. of Part II of this Report that could cause actual results could differ materially from those anticipated in these forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our modular plant targeted at producing up to 150,000 tons of lithium concentrate per annum (“tpa”) in what we describe as Phase I is in final phase of fabrication. We plan on adding additional modules to the plant with the intent of doubling its production capacity to up to 300,000 tpa in Phase II. However, there can be no assurance that we will have the necessary capital resources to develop such facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

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

We own approximately 44.74% of the shares of common stock of Apollo Resources, a private company primarily focused on the development of its initial iron mine.

We also own approximately 21.01% of the shares of common stock of Jupiter Gold, a company with an operating quartzite quarry and gold projects in exploration phase, the common stock of which is quoted on the OTCQB marketplace under the symbol “JUPGF.”

The results of operations from both Apollo Resources and Jupiter Gold are consolidated in our financial statements under U.S. GAAP.

On October 31, 2024, Jupiter Gold and Apollo Resources entered into an agreement and plan of merger pursuant to which Apollo will merge with and into Jupiter, with Jupiter continuing its corporate existence as the surviving corporation. This transaction is expected to be completed by December 31, 2024.

Operational Update

During the third quarter of 2024, we achieved several important operational developments:

In August 2024, our modular dense media separation (DMS) lithium processing plant entered its final phase of fabrication. The DMS modules of the plant successfully underwent trial assembly in South Africa. Some parts remaining in near-final stages of fabrication at that time included effluent components, recently modified to improve water efficiency, as well as conveyors. The plant’s modular design, which has never before been used for lithium processing in Brazil, represents an optimized approach featuring reduced height, weight, and physical footprint compared to traditional designs. The plant is engineered to achieve the lowest processing circuit water usage in the industry.

Also in August 2024, our spodumene concentrate plant design was selected as a finalist for a November 14, 2024 contest, organized by a non-profit civil society organization in the state of Minas Gerais, recognizing environmentally-sustainable approaches in the industry.

[

In early October 2024, we announced the discovery of spodumene-rich pegmatites in our Salinas Project area, located approximately 60 miles north of our flagship Neves Project. The Salinas Project spans 388 hectares (approximately 959 acres) and is situated just 5 miles east of Latin Resources’ Colina Project, a significant lithium deposit. Our technical team has completed soil geochemistry and LIDAR geological mapping with favorable results and is now pursuing further geological and geophysical studies prior to initiation of a drilling campaign.

On October 25, 2024, a voting board comprised of twelve representatives from the local civil society and government unanimously approved Atlas Lithium’s license application for its Neves Project, resulting in the formal issuance of the permit. The permit authorizes Atlas Lithium to assemble and operate its lithium processing plant, to process mined ore from one of its deposits at the facility, and to sell the lithium concentrate that it produces.

Results of Operations

The Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

Net loss for the nine months ended September 30, 2024, totaled $32,855,151, compared to net loss of $25,600,602 during the nine months ended September 30, 2023. The increase is mainly due to:

●

After a trial mining period in the second half of 2023, Jupiter Gold commenced ongoing operations at its quartzite quarry in 2024. Our gross margin of $249,722 was generated from the sales of 269 m3 of unprocessed blocks of quartzite produced by Jupiter Gold. By comparison, there was no gross margin generation in the nine months ended September 30, 2023

●	Higher general and administrative expenses of approximately $5.7 million in the period primarily due to increased costs of labor and consultants related to technical services, increased legal fees relating to transactions consummated during the quarter and other third-party costs;

●	An increase of approximately $10.4 million in stock-based compensation expense compared to the prior period, reflecting bonus for the members of the management team eligible for stock-based compensation; and

●	Higher finance costs of approximately $0.2 million for the period mainly due to interest expenses related to convertible notes issued in November 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $22,056,560 and working capital of $16,401,099.

Net cash used by operating activities totaled $14,212,264 for the nine months ended September 30, 2024, compared to net cash provided of $2,564,979 during the nine months ended September 30, 2023, representing a variation in the cash flow from operating activities of $16,777,243. The variation in net cash used /provided by operating activities was mainly due to:

●	In the nine months ended September 30, 2023, the Company received $20,000,000 arising from the one-time royalty sale with no matchable transaction in 2024, as explained in Note 3; and

●	Increase of approximately $5,700,000 in general and administrative expenses due to the growth of the our personnel and infrastructure as we move towards revenue-generating operations. As a result, we had more expenditures such as employee compensation and the costs of third parties service providers such as technical consultants.

Net cash used in investing activities totaled $23,559,858 for the nine months ended September 30, 2024, compared to net cash used of $771,977 during the nine months ended September 30, 2023, representing an increase in cash used of $22,787,881 or 2,952%. The increase reflects essentially: and capitalized exploration costs.

•	The payments made in connection with the acquisition of our lithium processing plant; and

•	The capitalization of exploration costs incurred since April 2024.

Net cash provided by financing activities totaled $30,291,547 for the nine months ended September 30, 2024, compared to $20,822,531 during the nine months ended September 30, 2023, representing an increase in cash provided of $9,469,016 or 45%. The increase is mainly due to the following financing activities that occurred during the nine months ended September 30, 2023:

●	The sale of an aggregate of 1,871,250 shares of our common stock to Mitsui in a private placement (the “Private Placement”). The gross proceeds from the Private Placement were $30.0 million.

For further information on the transaction mentioned above, please refer to note 7 – related parties transactions.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the (i) sales of our equity and the equity of one of our subsidiaries, and (ii) issuance of convertible debt. As of September 30, 2024, we had cash and cash equivalents of $22,056,560 and working capital of $16,401,099, compared to cash and cash equivalents $29,549,927 and a working capital of $23,809,637 as of December 31, 2023. We believe our cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the successful installation of our lithium processing facilities, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. On the basis of that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as a result of the material weakness in internal controls over financial reporting, described in our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on Form 10-K/A with the SEC on November 8, 2024 (the “Form 10-K/A”), our disclosure controls and procedures were not effective as of September 30, 2024 for the reasons set forth below.

As previously reported in our Amended Annual Report, we identified a material weakness in our internal control over financial reporting as of December 31, 2022 and December 31, 2023. During this period, the Company outsourced its day-to-day accounting tasks due to limited accounting and financial reporting personnel and other resources needed to ensure adherence to our internal controls and procedures. We had limited finance and accounting professionals with the requisite experience to appropriately perform the supervision and review of the information received from the Company’s third-party accounting service provider. The lack of GAAP experience from the outsourced accounting firm combined with the limited availability of an experienced team to supervise the third- party service provider resulted in the disclosed material weakness.

Our remediation efforts in response to this material weakness are ongoing and have included insourcing our accounting and finance functions and considering to hire additional professionals.. We also continues the implementation of our SAP enterprise resource planning software. Our remediation efforts will continue through the end of 2024 and beyond. While we have made substantial progress toward the remediation plan, the aforementioned material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

In May 2024, we concluded the implementation of our SAP enterprise resource planning software and insourced the accounting and finance functions.

Other than as discussed above, there were no changes to our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2024, we issued 1,871,250 shares of our common stock in a private placement to Mitsui for total gross proceeds of $30,000,000 pursuant to a March 28, 2024 subscription agreement.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None.

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

