Form 10-K
period 2024-12-31
Atlas Lithium Corp
filed 2025-03-14
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the market price of $10.38 per share on June 30, 2024, was approximately $116,837,083.

As of March 14, 2025, there were outstanding 16,972,841 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MARKET INFORMATION

This Annual Report contains certain industry and market data that were obtained from third-party sources, such as industry surveys and industry publications, including, but not limited to, publications by Benchmark Mineral Intelligence, Bloomberg LP, Fastmarkets Global Limited, S&P Global Market Intelligence, and the U.S. Department of the Interior. This Annual Report also contains other industry and market data, including market sizing estimates, growth and other projections and information regarding our competitive position, prepared by our management on the basis of such industry sources and our management’s knowledge of and experience in the industry and markets in which we operate (including management’s estimates and assumptions relating to such industry and markets based on that knowledge). Our management has developed its knowledge of such industry and markets through its experience and participation in these markets.

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

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. However, the absence of these terms does not mean that the statement is not a forward-looking statement. Forward-looking statements in this Annual Report include, without limitation, statements regarding: our current expectations for our future results of operations and financial position; the planned development of our processing facility and our production capabilities; the advancement and development of the Minas Gerais Lithium Project; our ability to effectively process minerals and achieve commercial grade at scale; whether any exploration targets will ultimately be developed into mineral reserves; the timing and amount of any future production; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to realize the benefits of our transactions with Mitsui & Co., Ltd; uncertainty about our ability to obtain required capital to execute our business plan; our ability to resolve the contract dispute with RTEK International DMCC; changes in the market prices of lithium and lithium products and demand for such products; the potential success or positive outlook regarding any exploratory, developmental and production activities; our ability to obtain permits or otherwise comply with legal and regulatory requirements related to our projects and activities; and our ability to find and retain technical employees and consultants. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report are based on our current expectations, beliefs and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, therefore you should not unduly rely on these statements. Factors that could cause future results to materially differ from those projected, anticipated or expected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, including tariffs or other trade barriers, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions; and the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition to our lithium exploration activities, we also own approximately 32.7% of the shares of common stock of Atlas Critical Minerals Corporation (formerly known as Jupiter Gold Corporation) (OTCBQ: JUPGF), as of December 31, 2024. Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) is an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. The results of operations of Atlas Critical Minerals are consolidated in our financial statements under generally accepted accounting principles in the U.S. (“U.S. GAAP”). On November 19, 2024, Atlas Critical Minerals consummated a merger with our majority-owned subsidiary, Apollo Resources Corporation, with Atlas Critical Minerals continuing its corporate existence as the surviving corporation (the “Merger”). For more information about the Merger, please see “Note 7 – Related Party Transactions—Merger of Atlas Critical Minerals Corporation and Apollo Resources Corporation.” On December 18, we entered into an Option Agreement (as defined below) with Atlas Critical Minerals pursuant to which we sold an Option (as defined below) to Atlas Critical Minerals to acquire 100% of the equity interests of our subsidiary, Brazil Minerals Resources Corporation. For more information about the Option Agreement, please see “Item 2. Properties—Other Critical Minerals.”

Minas Gerais Lithium Project

Our most material property at this time is the Minas Gerais Lithium Project (“MGLP”), which comprises 85 mineral rights totaling approximately 468 km2. In particular, we are focused on the Neves Project (as defined below), which is a part of MGLP. The Neves Project is depicted in Figure 1.

833.331-2006
832.925-2008
Araçuaí
833.356-2007
832.639-2003
Caraí
0
0,8
1,7
2,5
3,3
4,1
Km
N
W
E
S
Coordinate System: SIRGAS 2000
Projection: Transverse Mercator
Datum: SIRGAS 2000
Units: Meter
Neves Project
Project Location
0
1000
2000
Km
0
260
520
780
Km
Mineral rights
Municipality limit
Roads

Figure 1: Neves Project mineral rights.

We are primarily focused on advancing and developing our hard-rock lithium project located in the state of Minas Gerais, Brazil. Our Minas Gerais Lithium Project is currently our largest undertaking and primary focus. This project is located in northeastern Minas Gerais, Brazil along the Eastern Brazilian Pegmatite Province (“EBP”) that extends more than 850 kilometers across eastern Minas Gerais. The EBP has been surveyed by the Brazilian Geological Survey and is known for the presence of hard rock formations known as pegmatites which contain lithium-bearing minerals such as spodumene and petalite. Pegmatites are igneous bodies derived during the final stages of crystallization of a larger parent igneous intrusion, most commonly a granitic rock. They are distinctive for their very coarse-grained crystalline texture, and in some instances, complex composition with unusual minerals and rare elements. Commercially productive lithium mineralization along the EBP is centered around the Araçuaí mining district, which is host to the majority of Brazil’s commercial lithium production and reported mineral reserves.

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

We believe that we can increase our value by continuing our exploration work and quantification of our lithium mineralization, as well as by expanding our exploration campaign to new, high-potential areas within our portfolio of mineral rights. Our initial commercial goal is to enter production of lithium concentrate, a product which is highly sought after in the battery supply chain.

We are in the process of assembling our modular dense media separation (DMS) lithium processing plant in furtherance of our goals to begin lithium production at our Neves Project. Our DMS processing plant was manufactured in South Africa. It was designed to produce 150,000 tons of lithium concentrate per annum (“tpa”). The manufacturing process of the DMS plant was concluded in the end of 2024 and the plant was successfully shipped to Brazil. The shipment, consisting of 141 containers and 10 bulk items, departed the Port of Durban, South Africa, on February 2, 2025, and arrived in Brazil, Port of Santos, on March 7, 2025.

Our DMS plant represents a cornerstone of our Neves Project, and was designed to deliver high-quality lithium concentrate to the global market for electric vehicles (EVs) and renewable energy storage systems (ESS). With worldwide lithium demand growing, we are positioned to emerge as a key contributor to the sustainable energy transition. This milestone marks a significant step in our progression toward becoming the next lithium producer in Brazil’s resource-rich Lithium Valley.

Geology

The EBP is considered to be one of the world’s largest geologic belts of granite and related pegmatite intrusive bodies, encompassing more than 150,000 km2 and with more than 90% of the belt located in eastern Minas Gerais. Pegmatites are igneous rocks that form during the final stages of a granitic magma’s crystallization. They are readily identifiable by their exceptionally coarse crystalline texture, with individual crystals averaging one centimeter or more in size. Most pegmatites have a simple mineral composition common to granitic rocks, however some may also contain lithium minerals of commercial interest such as spodumene which can contain up to 3.73% Li (8.03% Li2O2), and petalite with up to 2.09% Li (4.50% Li2O2).

The MGLP area encompasses multiple areas of mineralized pegmatites, in general occurring as series of sub-parallel elongate tabular bodies, referred to as ‘pegmatite dike swarms,’ hosted in metamorphic shists. Individual pegmatite bodies range from several meters to more than 50 meters thick and from tens of meters up to approximately one kilometer in lateral strike length. They are primarily composed of minerals such as quartz, feldspar and mica, with localized concentrations of spodumene and petalite. Individual feldspar and spodumene crystals can reach up to two meters in length but typically are more homogeneously distributed and range in size from one to a few centimeters in length.

Neves Project

At our Neves Project, the focus is on the delineation of the four confirmed pegmatite bodies with spodumene mineralization, designated as Anitta 1 through 4. Complementing the four confirmed mineralized pegmatites are six new and promising target areas designated by our geology team within our Neves Project.

ATLAS LITHIUM
Neves Project
part of our 100%-owned
Minas Gerais Lithium Project
Itinga
Araçuaí
-42
-41
-16
-17
0
5.5
11
Km
18°0'0"S
22°0'0"S
48°0'0"W
44°0'0"W
40°0'0"W
10°0'0"S
30°0'0"S
60°0'0"W
40°0'0"W
8118000
8112000
190000
195000
200000
0
2
4
6
8
10
Kilometers
N
Legend:
Atlas Lithium Areas
Atlas Lithium
Neves Project Areas
Sigma Lithium Areas

Figure 2: Neves Project location within Lithium Valley.

Through geological mapping and soil geochemistry work, six promising exploration targets have been identified within the Neves Project, as shown in the map below.

DigiMaps
Target Area 5
Anitta 1
Anitta 2
Target Area 3
BRAZIL
MG
Map Area
Anitta 4
Anitta 3
Atlas Lithium
Neves Project
Pegmatites
Legend
Atlas Lithium Tenement
Pegmatite Bodies
Target Areas
Towns
Roads
Waterways
Geology
Lateritic Coverage
Pegmatite
Quartz Outcrop
Teixeirinha Granite
Salinas Formation
Target Area 2
Target Area 1
N
500
metres
SIRGAS 2000 Zone 24S
Target Area 4
Neves
Target Area 6

Raw Materials

We do not have any material dependence on any raw materials or raw material supplier. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Intellectual Property

We do not own or license any intellectual property which we consider to be material.

Government Regulation

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by the National Mining Agency (“ANM”), a federal entity with offices in each state in Brazil. We are required to file for exploration licenses for each mineral right that we own with the ANM office of the state in which such mineral right is located. The applications for such licenses must contain, among other things, a project for the exploration work to be undertaken. If approved, we have three years (subject to extension to up to an additional three years) to conduct exploration activities in accordance with the approved plan and prove the existence of the mineral and quantify a deposit. Once exploration is completed, ANM requires a final exploration report which, if approved, allows for the application of an extraction license. Extractions requests require detailed economic viability studies. We have been issued exploration licenses for our key areas for lithium. We believe that we maintain a good relationship with ANM.

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

On June 21, 2023, the government of the state of Minas Gerais in Brazil provided us with written notice granting us priority status for review of environmental permitting and licensing. This development followed the vote of the Economic Development Group (“EDG”) of the Secretariat for Economic Development of the state of Minas Gerais during a meeting held on June 6, 2023, approving the request that our Neves Project be analyzed by the Superintendence of Priority Projects, recently renamed as “Diretoria Regional Geral” (Regional General Directorship). EDG determined that the environmental licensing process, the analysis of which is necessary to determine the proper progress of our Neves Project, shall be considered a priority for the development of the state of Minas Gerais because it obtained a high score according to a matrix of specific criteria. This development meaningfully expedited the permitting and licensing of the Neves Project, resulting in the grant of the operating license on October 26, 2024.

The current environmental regulations state that for the duration of mining operations and for a period of five years after all mining operations have ceased, we would still be required to perform any necessary recuperation work.

Environmental, Social and Governance

We are committed to Environmental, Social, and Corporate Governance (“ESG”) causes. We believe that our efforts make a difference in the communities in which we operate. The list below highlights our recent initiatives to develop the communities in which we operate:

Support with donations of machines and equipment for works carried out by local governments:

○	Use of our water truck for the works to improve access to local communities;
○	Improvements in the Neves community pavement;
○	Use of our earth moving equipment for a mobile phone tower in the community of Neves;
○	Use of our water truck for supplying communities and wetting roads;
○	Donation of asphalt emulsion to improve main roads in Araçuaí;

Road improvements and gravel:

○	Improving road access to a municipal school and the São José das Neves community;
○	Improving road access to Comunidade Cardoso´s hill;
○	Improving road access to Neves Community;

Infrastructure

○	Construction of accommodation for teachers at the Calhauzinho Community State School;
○	Construction of the sidewalk, accessibility ramp, recreation yard and improvement of the canteen at the municipal school of the São José das Neves community;
○	Construction of the support house, kitchen and courtyard of the São José das Neves Community Church;
○	Renovation and painting of the São José das Neves Community Church in partnership with the outsourced company Eco Sondagens;
○	Construction/revitalization of 14 small water storage dams for local residents;

Professional development

○	Developed trainee plan for the inclusion of women students in the mining technician course;
○	Agreement with Instituto Técnico Educacional Polivalente de Araçuaí-ITEP to offer internship positions at Atlas to the institution’s best students;
○	o Partnership with SESI/SENAI/FIEMG to offer technical and professional courses using rooms on the 1st floor of our building in Araçuaí for face-to-face classes;

Our current efforts are focused on hiring workers from communities near our project areas. Many of these communities have high levels of unemployment, and we believe that we are making a positive contribution by hiring local personnel at wages that are above the regional monthly wages.

Form and Year of Organization

We were incorporated in the State of Nevada on December 15, 2011, under the name Flux Technologies, Corp. From inception until December 18, 2012, we were focused on the software business, which business was discontinued. We operated with the name “Brazil Minerals, Inc.” until September 26, 2022, when we changed our name to “Atlas Lithium Corporation.” In January 2023, we completed a public offering of shares of our common stock and on January 10, 2023 began trading on the Nasdaq Capital Market under the ticker symbol “ATLX.”

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

Employees

As of the date of this Annual Report, we have 70 employees, out of which 60% are represented by a private federation of employees in the extractive industries of the state of Minas Gerais. Representation by such an entity is mandatory for non-management workers in the mining industry in Minas Gerais. We entered into the collective bargaining agreements adopted by the federation in March 2024, which set forth standard working requirements and employee benefits. We maintain a good relationship with our employees and the federation.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business, (ii) regulatory and industry, (iii) country and currency, (iv) our common stock, and (v) world events. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

Business Risks

●	Our future performance is difficult to evaluate because we have a limited operating history.

●	We have a history of losses and expect to continue to incur losses in the future.

●	We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

●	Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.

●	We face risks related to mining, exploration, plant assembly, and mine construction, if warranted, on our properties.

●	Labor disruptions and a rise in labor costs could impact on our business, financial condition and results of operations.

●	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.

●	We depend on information technology systems that are subject to cybersecurity threats, disruption, damage or failure.

●	We depend upon Mr. Marc Fogassa, our Chief Executive Officer and Chairman.

●	Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

●	Certain of our officers may be in a position of conflict of interest.

●	We have historically relied on third-party consultants and their inability to perform timely and in compliance with their contractual obligations can adversely impact our business operations.

●	We have a contractual dispute with RTEK International DMCC, the outcome of which is unknown at this time, and our business and operations could be negatively impacted by the termination of the Technical Services Agreement with RTEK International DMCC.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

●	We may be unable to hire and retain the third-party contractors upon which we rely, including for drilling and construction of the lithium processing plant.

Regulatory and Industry Risks

●	The mining industry subjects us to several risks.

●	Our operations are, and our mineral projects will be subject to, significant government regulations, including environmental laws and regulations.

●	We are required to obtain government permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

●	Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

●	Mining operations face substantial health and safety regulations.

●	Mineral prices are subject to unpredictable fluctuations.

●	The development of non-lithium battery technologies could adversely affect us.

●	The growth potential of lithium markets is uncertain.

●	Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our future revenues and profitability generally

●	Changes in public policies and legislative initiatives could materially affect our business and prospects

Country and Currency Risks

●	Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

●	The perception of Brazil by the international community may affect us.

●	Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Common Stock Risks

●	Our common stock price has been and may continue to be volatile, and you could lose all or part of your investment.

●	We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing equity securities. Any future issuances of equity will dilute your ownership.

●	Our Series A Preferred Stock (as defined below), which has been held by Mr. Fogassa since 2012 has the effect of concentrating voting control over us in Mr. Fogassa, our Chief Executive Officer and Chairman. Due to Mr. Fogassa’s control of greater than 50% of our voting securities, we are deemed a “controlled company” under the rules of Nasdaq.

●	Our Chief Executive Officer and Chairman has substantial influence over us as a result of his voting control and his interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their securities.

●	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

●	Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

●	Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

World Events Risks

●	Tariffs and other changes in international trade policy could adversely affect our business, financial condition and the results of operations.

●	A resurgence of the COVID-19 pandemic, or the emergence of a new pandemic, may adversely affect our business.

●	An escalation of the current war in Ukraine and the recent conflict in the Middle East, coupled with the international policy of the new U.S. presidential administration or the emergence of conflict elsewhere may adversely affect our business.

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

We have incurred losses in each of the past three years, have negative cash flow from operating activities, have had limited revenues and expect to continue to incur losses in the future.

We have an accumulated deficit of approximately $144.4 million as of December 31, 2024. We expect to continue to incur losses unless and until such time as our projects or properties acquired in the future enter into commercial production and generate sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. If we are unable to generate cash flows from our operations, we will not be able to earn profits and may be unable to continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

There is uncertainty regarding our ability to implement our business plan and to grow our operations with our existing financial resources without additional financing. Our ability to implement our business plan is dependent on us generating cash from operations, the sale of our common stock and/or obtaining debt financing. Historically, we have funded our operations through the issuance of debt and equity securities. Management’s plan is to fund our capital requirements and ongoing operations through the generation of revenue from our mining operations and projects, and until such time that we generate such revenue, to fund operations by selling our equity securities, including our common stock, or common stock in Atlas Critical Minerals that we own, entering into royalty agreements for the future sales of minerals or off-take agreements related to future sales of negotiated quantities of minerals, and obtaining debt financing. For example, on March 28, 2024, we entered into a Securities Purchase Agreement with Mitsui & Co., Ltd. (“Mitsui”), pursuant to which we agreed to sell to Mitsui 1,871,250 shares of our common stock for aggregate net proceeds of $29.6 million. In connection with such agreement, our subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”) entered into an Offtake and Sales Agreement pursuant to which Atlas Brazil agreed to sell and deliver to the Investor, and the Investor agreed to purchase and take delivery of, (i) the spot quantity of fifteen thousand (15,000) dry metric tons of Atlas Brazil’s product, and, subject to the fulfillment of certain conditions precedent, (ii) up to sixty thousand (60,000) dry metric tons of Atlas Brazil’s product for each year, up to a total of three hundred thousand (300,000) dry metric tons.

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

We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. An economic deposit is a mineral property which can be reasonably expected to generate profits upon extraction and commercialization of its minerals after considering all costs involved. Our property interests are in the exploration stage. Accordingly, it is unlikely that we will realize profits in the short term, and we also cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon the development of at least one economic deposit and most likely further exploration and development of other economic deposits, each of which is subject to numerous risks, including all of the risks associated with developing and establishing new mining operations and business enterprises, such as:

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

Further, we cannot assure you that, even if an economic deposit of minerals is located, any of our property interests can be commercially mined. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period which may not be mitigated or eliminated by careful evaluation, experience and/or knowledge of management. While the discovery of additional ore-bearing deposits may result in rewards, few properties which are explored are ultimately developed into producing mines. Significant expenses may be required to establish reserves by drilling and constructing mining and processing facilities at a particular site. It is impossible to ensure that our current exploration programs will result in profitable commercial mining operations. The profitability of our operations will be, in part, related to the cost and success of our exploration and development programs which may be affected by several factors, such as the factors set forth under the heading “We face risks related to mining, exploration and mine construction, if warranted, on our properties” below. Additional expenditures are required to establish reserves which are sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are mined and developed.

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

Because the probability of an individual prospective mineral deposit ever having reserves is not known, and any funds spent on exploration and evaluation may be lost if our properties may not contain any reserves.

We are an exploration stage company, and we have no “reserves.” A mineral reserve is defined in Regulation S-K Item 1300 as an estimate of tonnage and grade or quality of “indicated mineral resources” and “measured mineral resources” (as those terms are defined in Regulation S-K 1300) that, in the opinion of a “qualified person” (as defined in Regulation S-K Item 1300), can be the basis of an economically viable project. We cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, any funds spent on evaluation and exploration may be lost and our properties may not contain any reserves. Even if we confirm reserves on our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties. Further, our lack of established reserves means that we are uncertain about our ability to generate revenue from our operations.

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

Mineral exploration activities are subject to many risks, including the risk that no commercially productive or extractable resources will be encountered. There can be no assurance that our activities will ultimately lead to an economically feasible project or that we will recover all or any portion of our investment. Mineral exploration often involves unprofitable efforts, including drilling operations that ultimately do not further exploration efforts. Despite our efforts to budget such costs, the cost of minerals exploration is often uncertain, and cost overruns are common. Substantial expenditures are required to establish reserves through drilling, to develop processes to extract the ore and, in the case of new properties, to develop the extraction and processing facilities and infrastructure at any site chosen for extraction. Although benefits may be derived from the discovery of a major deposit, we cannot provide any assurance that any such deposit will be commercially viable or that we will be able to obtain the funds required for development on a timely basis. Drilling and exploration operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, protests, compliance with governmental requirements, including permitting issues, and shortages or delays in the delivery of equipment and services. While we believe we have sufficient resources to fund our operations for the next twelve months, an increase in our drilling campaigns to keep pace with positive findings of potential economic deposits may require us to raise additional capital which, if not available on reasonable terms, may cause us to curtail our operations and impair our ability to become profitable.

We face risks related to mining, exploration, plant assembly and mine construction, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on whether our exploration-stage properties can be brought into production. We cannot provide any assurances that the current and future exploration programs and/or studies on our existing properties will establish reserves. Whether it will be economically feasible to extract a mineral depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; drilling costs; mineral prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital. Assembly of our lithium processing plant, or any other facility, will require us to retain employees or contractors with the necessary technical expertise, which may not be readily available when we need it or on terms favorable to us. We may incur delays or cost overruns in assembling our lithium processing plant and achieving the readiness of such processing facility to commence production. Once assembled, operation of the lithium processing plant will require significant ongoing operating costs, and our financial position and results of operations may be materially impacted if we are unable to fund such expenses.

Labor disruptions and a rise in labor costs could impact our business, financial condition and results of operations.

Approximately 60% of our workforce is unionized. We may experience labor shortages and work stoppages due to localized or industry strikes. A prolonged work stoppage or strike by unionized employees could increase costs and affect our ability to conduct our research, development or production activities. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements, or such agreements may not be on terms satisfactory to us.

If we are unable to negotiate acceptable collective bargaining agreements, we may become subject to union-initiated work stoppages, including strikes. In addition, additional groups of employees may seek union representation in the future.

An increase in labor costs could adversely affect our results of operations. Most of the factors affecting labor costs are beyond our control and we may not be able to offset increased labor costs. A shortage of qualified employees, inflationary pressure on wages, increases in minimum wages or union-agreed wages in any of the jurisdictions in which we operate could increase labor costs and have a material and adverse effect on our business, financial condition and results of operations.

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

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth and could result in the failure of our business.

We need, and for the foreseeable future will continue to need, additional equity or debt financing beyond our existing cash to maintain and expand our operations. Until commercial production is achieved from one of our larger projects, we will continue to incur operating and investing net cash outflows associated with, among other items, maintaining and possibly acquiring additional exploration properties and undertaking exploration activities. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.

In order to finance our current operations and future capital needs, we will require additional funds through the issuance of additional equity and/or debt securities or other financings. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our shares could be reduced. Any additional equity financing will dilute shareholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. For example, during the year ended December 31, 2024, we issued an aggregate of 2,062,973 shares of our common stock in capital raising transactions, including (i) 191,723 shares sold pursuant to an At the Market Offering Agreement, and (ii) 1,871,250 shares sold pursuant to a Securities Purchase Agreement with Mitsui & Co., Ltd. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. The global decline in economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, interest rate and foreign currency rate fluctuations, and volatility in capital markets could negatively impact our business, financial condition, and results of operations, including our ability to raise capital. If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. If such an inability to obtain financing persists, such measures could include eliminating operations or even seeking reorganization, in which case the holders of our securities could lose a substantial part or all of their investment.

Our quarterly and annual revenue, operating results and financial results are likely to fluctuate significantly in future periods.

Our quarterly and annual revenue, operating results and financial results are difficult to predict and may fluctuate significantly from period to period based on activities related to our exploration projects. For example, for the year ended December 31, 2023, costs associated with our exploration activities were significantly higher than in prior years, which contributed to a substantial increase to our net loss for the year as compared to the prior year. Our revenues, if any, net loss and results of operations may also fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays, deteriorations in our labor relations, changes in the prices of commodities or in the cost of our key inputs, currency fluctuations and severe weather phenomena.

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

Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on several factors, including:

●	our ability to successfully complete our exploration activities and develop existing projects;
●	our ability to identify new projects;
●	our ability to continue to retain and attract skilled personnel;
●	our ability to maintain or enter into relationships with project partners and independent contractors;
●	the results of our exploration programs;
●	the market prices for our minerals;
●	our access to capital;
●	our ability to enter into agreements for the sale of our minerals;
●	our ability to obtain and maintain requisite licenses and permits;
●	global demand for lithium;
●	the global trade environment and the existence of trade barriers such as tariffs or sanctions;
●	volatility resulting from international conflicts or geopolitical tensions;
●	natural or man-made disasters and severe climate or weather events;
●	government policies with respect to climate change and natural resource conservation; and
●	fluctuations in inflation and currency exchange rates.

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

We depend on information technology systems that are subject to cybersecurity threats, disruption, damage or failure.

We depend on information technology and operational technology systems in the operation of our business. Our systems, and those of our third-party vendors, may be targeted by increasingly sophisticated threat actors. These threats include continually evolving cybersecurity risks from a variety of sources such as malware, extortion, employee error or malfeasance, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity risk is increasingly difficult to measure and cannot be easily mitigated due to the rapidly evolving nature of the threats and threat actors. Additionally, unauthorized parties may attempt to gain access to our systems for company information through fraud or other means of deception. Our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient. Any material compromise or breach of our IT systems could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, new technology that could result in greater operational efficiency, such as artificial intelligence, may further expose our operations and computer systems to the risk of cybersecurity incidents.

We depend upon Marc Fogassa, our Chief Executive Officer and Chairman.

Our existing operations and continued future development are largely dependent upon the personal efforts and continued performance of Mr. Marc Fogassa, our Chief Executive Officer and Chairman and principal stockholder. The loss of the services of Mr. Fogassa would have a material adverse effect on our business and prospects. We maintain key-man life insurance on the life of Mr. Fogassa. If we were to lose Mr. Fogassa, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. Although Mr. Fogassa spends the vast majority of his time with us and is highly active on a daily basis in our management, he does not devote his full time and attention to Atlas Lithium. Mr. Fogassa also currently serves as Chief Executive Officer and Chairman of Atlas Critical Minerals.

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

Certain officers and directors may be in a position of conflict of interest.

Mr. Marc Fogassa, our Chief Executive Officer and Chairman, also serves as chief executive officer and chairman of Atlas Critical Minerals. Rodrigo Menck, one of our directors, serves as the chief financial officer of Atlas Critical Minerals. We have partial equity ownership in Atlas Critical Minerals. There exists the possibility that one or more of these individuals, or others, may in the future be in a position of conflict of interest, where their interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit the interests of Atlas Critical Minerals and that our other stockholders do not view as being in their interest as investors in us.

We have historically relied on third-party consultants and their inability to perform timely and in compliance with their contractual obligations can adversely impact our business operations.

We have historically relied on third-party technical consultants for various aspects of our Neves Project development. While we have strengthened our internal capabilities through the appointment of a Project Management Officer and Vice President of Engineering, who brings experience from multibillion-dollar mining projects in Brazil, we continue to depend on certain consultants for specific technical requirements. Also, there is significant competition for the services of these consultants in Brazil. Given this dependency, the consultants’ potential delivery of inadequate technical materials, or non-compliance with their contractual obligations, inclusive of exclusivity provisions, exposes us to significant operational and financial risks.

We have a contractual dispute with RTEK International DMCC, the outcome of which is unknown at this time, and our business and operations could be negatively impacted by the termination of the Technical Services Agreement with RTEK International DMCC.

We have a contractual dispute with RTEK International DMCC with respect to the Second A&R RTEK Agreement (as defined in this Annual Report) and are currently assessing all avenues available to us related to the resolution of this dispute. and if arbitration ensues, we may incur arbitration-related costs, which may negatively impact our financial position and results of operations. To the extent the Second A&R RTEK Agreement terminates other than as currently provided under the terms of the agreement, while we believe that we can effectively utilize our current team to fulfill the services required to be delivered under the Second A&R RTEK Agreement, we may need to recruit additional talent and expertise to address some of the aspects of the services covered under the Second A&R RTEK Agreement. Current high levels of demand for talent in our industry present challenges in attracting and retaining qualified technical personnel with the necessary specialized knowledge.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023, and March 12, 2023, respectively, and JPMorgan Chase Bank assumed all deposits and substantially all assets of First Republic Bank on May 1, 2023. We did not have any direct exposure to Silicon Valley Bank, New York Signature Bank or First Republic Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments, or access funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations may be threatened and could have a material adverse effect on our business and financial condition.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact on our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impact resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We may be unable to hire and retain the third-party contractors upon which we rely, including for drilling and construction of the lithium processing plant.

We have and will have agreements with consultants to provide services for us, including with respect to drilling and construction services. Each of these contractors performs functions that require the services of persons in high demand in the industry and these persons may or may not always be available when needed based on their status as contractors or at affordable prices. The implementation of our business plan and our exploration activities may be impaired if we are not able to retain or afford our significant contractors or if they do not perform in accordance with their agreements and the failure to conduct our exploration and construction activities could result in delays in our ability to execute on our business plan will could have an adverse effect on the value of our common stock.

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

Our operations and mineral projects are subject to significant government regulations, including extensive environmental laws and regulations.

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

Increased global attention or regulation of consumption of water by industrial activities, as well as water quality discharge, and on restricting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

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

Private parties, such as environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary government permits involves numerous jurisdictions, public hearings and possibly costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

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

Moreover, government authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently own or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. We cannot assure you that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows.

Mining operations face substantial health and safety regulations.

Mining operations are subject to extensive and complex laws and regulations governing worker health and safety and failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, leading to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

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

Portions of our revenues may come from the extraction and sale of minerals. Our level of profitability, if any, in future years will depend to a great degree on the prices of minerals set by the global markets. The price of minerals may fluctuate widely and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. For instance, the price of spodumene concentrate has varied from a high of approximately $8,000 per ton during the fourth quarter of 2022 to a low of approximately $740 during the fourth quarter of 2024, as reported by industry publications. The effect of these factors on the price of minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

The development of non-lithium battery technologies could adversely affect us.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use no, or significantly less, lithium could materially and adversely impact on our prospects and future revenues.

The growth potential of lithium markets is uncertain.

Our lithium business will be significantly dependent on the development and adoption of new applications for lithium batteries and the growth in demand for plug-in hybrid electric vehicles and battery electric vehicles. As such, our business results will inherently depend on the decarbonization of the global economy. To the extent that such development, adoption, decarbonization and growth do not occur in the volume and/or manner that we contemplate, including for reasons described under the heading “The development of non-lithium battery technologies could adversely affect us,” above, the long-term growth in the markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.

Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our future revenues and profitability generally.

Our ability to successfully develop our lithium resources and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. Such external economic factors are influenced by changes in international investment patterns, global economic activity and growth, the unknown geopolitical consequences of the wars between Ukraine and Russia and between Israel and Hamas and macro-economic circumstances. For example, in 2023, lithium prices significantly decreased by approximately 75% to 85% from their high in January 2023 to the end of the year. Lithium prices experienced a further decline in 2024. For instance, battery-grade lithium carbonate prices dropped from around CNY ¥100,000 per ton at the beginning of 2024 to approximately CNY ¥75,000 per ton by the end of the year, representing a decrease of about 25%. Throughout 2024, lithium prices were characterized by volatility and a general downward trajectory, influenced by factors such as oversupply in the market, with new lithium production capacity coming online while the growth rate of demand from the electric vehicle and energy storage sectors did not keep pace with the supply expansion. In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations. High volatility or declines in lithium prices could have a material and adverse effect on our ability to generate revenues and our future profitability generally.

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our prospects for growing our business. The new U.S. presidential administration favors traditional energy technologies and our future prospects could be adversely affected if renewable technologies are either (i) disfavored in any new laws or regulations pursued by the new U.S. presidential administration, or (ii) not included among those technologies identified in any final laws or regulations as favoring renewable technologies, or not included in state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans. For example, on January 20, 2025, President Trump issued Executive Order 14151, Unleashing American Energy, which encouraged energy exploration and production on federal lands and waters, directed the federal government to eliminate rules and incentives favoring electric vehicles, and paused the disbursement of grants and loans under the Inflation Reduction Act and the Infrastructure Investment and Jobs Act.

Country and Currency Risks

Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

Mining operations in Brazil are heavily regulated. Any significant change in mining legislation or other changes in Brazil’s current mining environment may slow down or alter our business prospects. Further, countries in which we may wish to sell our mined minerals may impose special taxes, tariffs, or otherwise place limits and controls on consumption of our mined minerals, including tariffs or trade restrictions imposed by the new U.S. presidential administration.

The perception of Brazil by the international community may affect us.

Brazil’s political environment and its environmental policies, in particular the preservation of the Amazon rain forest, are continuously scrutinized by the global media. If Brazil’s political environment, regulations or policies are, or are perceived to be, inadequate, unfavorable or hostile by foreign customers or investors, we may lose the interest of investor groups or potential buyers of our minerals, which will have a negative impact on us.

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

The trading price of our common stock may fluctuate substantially and will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities. Factors that could cause fluctuations in the trading price of our common stock include:

●	results from our exploration and/or project development efforts;
●	changes to our industry, including demand and regulations;
●	actions by our competitors or other industry participants;
●	failure to achieve commercial extraction of mineral deposits from any of our properties;
●	absence of any reserves contained within our properties, and loss of any funds spent on exploration and evaluation;
●	our ability to compete successfully against current and future competitors;

●	competitive pricing pressures;
●	our ability to obtain working capital financing as required;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	any major change in our management;
●	changes in accounting standards, procedures, guidelines, interpretations or principals; and
●	economic, geo-political and other external factors, particularly relating to global trade barriers or tariffs and developments within the country of Brazil.

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

Securities class action litigations have often been instituted in the past against companies who have experienced volatility of the market prices of their securities during and following periods of volatility in the overall market. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require us to make significant payments.

We do not intend to pay regular future dividends on our common stock and thus stockholders must look for appreciation of our common stock to realize a gain on their investments.

We have never paid a dividend, and we do not have any plans to pay dividends in the foreseeable future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including future earnings, if any, our capital requirements and general financial condition, and other factors. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur or may occur only over a longer timeframe, and is contingent upon, among other factors, our ability to raise additional capital, continue developing and then commercializing our mineral projects.

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

One share of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) is issued and outstanding, which has been held since 2012 by Mr. Marc Fogassa, our Chief Executive Officer and Chairman. The Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock and any other class or series of capital stock entitled to vote with the common stock being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. As a result, Mr. Fogassa has the ability to decisively influence all matters requiring stockholder approval, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions, and holders of our common stock have a limited ability to impact on our operations and activities. This concentration of ownership may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of any contemplated sale of us and may reduce the price of our common stock.

We are deemed a “controlled company” under the rules of Nasdaq and therefore qualify for exemptions from certain governance requirements under the rules of the Nasdaq.

As a result of his ownership since 2012 of the one issued and outstanding share of our Series A Preferred Stock, Mr. Fogassa, our Chief Executive Officer and Chairman, holds more than 50% of our voting securities, and as such, we are a “controlled company” under the rules of Nasdaq and may elect not to comply with certain corporate governance requirements, including the requirement (i) to have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; (ii) that our nominations committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board of director’s independent directors in a vote in which only independent directors participate; and (iii) for an annual performance evaluation of the nominations and compensation committees. We do not take advantage of any of these exemptions but may do so in the future. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

The costs of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

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

Our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Our management previously determined that a material weakness existed in our internal control over financial reporting as of December 31, 2023, and 2022.

Although management has determined that such weaknesses have been remediated and that our internal control over financial reporting is effective as of December 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report on our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins our Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets.

Risks Related to World Events

Tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations.

Materials and products imported into the EU, the United States and other countries are subject to import duties. In addition, we cannot predict whether future Brazilian, U.S. or international laws, regulations or specific or broad trade remedy actions or international agreements may impose additional duties or other restrictions on exports of minerals from Brazil. Any such changes in legislation and government policy may have a material adverse effect on our business. For example, in recent periods, the U.S. government has announced and, in particular following the U.S. presidential election in November 2024, may continue to announce, various import tariffs on goods imported from certain trade partners, such as the EU and China, which have resulted, and may continue to result, in reciprocal tariffs on goods exported from the United States to such trade partners. For example, recently the Trump Administration has signed executive orders imposing tariffs on imports from Canada, Mexico, and China. An escalating global trade war, including between the United States and China, could harm our business and growth prospects. Trade barriers and other governmental action related to tariffs or international trade agreements around the world have the potential to decrease demand for our minerals and adversely impact the markets in which we operate.

A resurgence of the COVID-19 pandemic, or the emergence of a new pandemic, may adversely affect our business.

A resurgence of the COVID-19 pandemic, or the emergence of a new pandemic, may adversely affect our business. In the recent past, the spread of COVID-19 caused public health officials in both Brazil and the U.S. to recommend precautions to mitigate the spread of the virus, especially as to international travel. In addition, certain states and municipalities in both countries enacted quarantine and “shelter-in-place” regulations and at times required non-essential businesses to close. There is no certainty that a resurgence of COVID-19, or a new pandemic, will not occur with restrictions imposed again in response. It is unclear how such restrictions, if put in place again, would contribute to a general slowdown in the global economy and would affect our business.

An escalation of the war in Ukraine and conflicts in the Middle East, coupled with the international policy of the new U.S. presidential administration or the emergence of conflict elsewhere may adversely affect our business.

Global markets have experienced, and may continue to experience, volatility and disruption following the escalation of geopolitical tensions, including the ongoing war in Ukraine, the new U.S. presidential administration’s internal policy agenda, recent conflicts in the Middle East, rising tensions between China and Taiwan, the relationship between China and the United States, and other sources of geopolitical uncertainty and instability. The length and impact of these ongoing military and economic conflicts is highly unpredictable. Such geopolitical events, terrorist or other attacks, wars (or threatened wars) or international hostilities may lead to armed conflict or acts of terrorism in other parts of the world, which in turn may contribute to further economic instability in the global financial markets and international commerce. While much uncertainty remains regarding the global impacts of the war in Ukraine and conflict in the Middle East, it is possible that such tensions could adversely affect our business, financial condition, results of operation and cash flows. Furthermore, it is possible that third parties, such as our customers and suppliers, may be impacted by these conflicts, which could adversely affect our operations. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As an exploration stage company, our business activity to date has been identifying, acquiring, and exploring mineral properties. We have not yet adopted formal cybersecurity risk management programs or formal processes for assessing cybersecurity risks. We understand the importance of managing material risks from cybersecurity threats and are committed, as part of our continuing growth, to implementing and maintaining an adequate information security program to manage such risks and safeguard our systems and data. We do not store in our systems any customer or similar data.

We currently manage our cybersecurity risk through practices that are applicable to all users of our information technology and information assets, including our employees and contractors. We notify these users of expectations regarding acceptable use of our information systems and alert them to potential sources of cybersecurity threats. We use a combination of technology and monitoring to prevent security incidents. The technologies we utilize for cybersecurity monitoring across our information technology environment are designed to prevent, detect and minimize cybersecurity attacks, as well as alert management of such attacks.

During 2024, we implemented and adopted several technologies to increase our cybersecurity defenses, including an Enterprise Resource Planning solution, a data control and backup solution, security in data access control (single sign-on and multi factor authentication), and data encryption. We also have a firewall installed in all our facilities.

In the last three years, we have not experienced a cybersecurity threat or incident that materially affected our business strategy, results of operations, or financial condition. However, there can be no guarantee that we will not experience such an incident in the future.

Our executive management team is responsible for the development of our policies and procedures relating to our risk management, including cybersecurity risks. Our board of directors has ultimate oversight of our risk management processes, including any cybersecurity-related risk and activities. In particular, the Audit Committee of our Board of Directors (“Audit Committee”) is responsible for monitoring compliance with legal and regulatory requirements, in addition to considering and discussing guidelines and policies to govern the process by which risk assessment and mitigation is undertaken.

Item 2. Properties.

Lithium Projects

Our lithium projects are listed in the following table.

Mineral	Name	Location in Brazil	Aggregate Mineral Rights Area
Lithium	Minas Gerais Lithium Project	State of Minas Gerais	468 km2
Lithium	Other Brazil Lithium Project	States of Paraíba, Rio Grande do Norte, and Tocantins	71 km2

For additional information about our lithium projects, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview.”

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

All the critical mineral properties are held by our wholly owned subsidiary Brazil Minerals Resources Corporation (“BMR”).

On December 18, 2024, we entered into an Option Agreement (the “Option Agreement”) with Atlas Critical Minerals, pursuant to which we sold to Atlas Critical Minerals an option to buy 100% of our equity interests in BMR (the “Option”). As consideration for the Option, Atlas Critical Minerals will issue to us 797,957 shares of its common stock, representing $500,000 divided by a value per share of $0.6266.

The Option is exercisable no earlier than the filing by Atlas Critical Minerals of a Form F-1 registration statement with the SEC and within 12 months thereafter. If the Option is exercised, we and Atlas Critical Minerals shall enter into a definitive purchase agreement for the purchase of BMR pursuant to which Atlas Critical Minerals shall pay us total consideration of $8,000,000, which at our discretion shall be in the form of cash, shares of Atlas Critical Minerals’ common stock, or a combination of cash and shares. If Atlas Critical Minerals exercises the Option, in addition to the $8,000,000 consideration, we shall be entitled to a perpetual royalty of one point five percent (1.5%) of the revenues resulting from the mineral rights owned by BMR as of the date of the Option Agreement.

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

As of March 10, 2025, there were 123 holders of record of our common stock, which does not include beneficial owners for whom CEDE & Co. or others act as nominees.

Dividends

We have not paid any cash dividends since our inception and do not expect to declare any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the sales of unregistered securities previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, we consummated the following sales of unregistered securities during the fiscal year ended December 31, 2024, which sales were exempt from registration under the Securities Act upon reliance on Section 4(a)(2) thereof, and Regulation S promulgated thereunder:

●	On November 4, 2024, we issued 117,233 shares of our common stock to RTEK International DMCC in satisfaction of a contractual performance milestone.

●	On October 17, 2024, we issued 6,000 shares of our common stock to a consultant in exchange for consulting and professional services.

●	On July 2, 2024, we issued 24,000 shares of our common stock to a consultant in exchange for consulting and professional services.

●	On July 2, 2024, we issued we issued 400,000 restricted shares of our common stock to a consultant in connection with the termination of an advisory arrangement. 200,000 of the shares are subject to a six- month lock-up period and 200,000 are subject to a twelve-month lock-up period.

●	On January 3, 2024, we issued 6,000 shares of our common stock to a consultant in exchange for consulting and professional services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2024.

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

Our modular dense media separation (DMS) lithium processing plant was manufactured in South Africa. It was designed to produce 150,000 tons of lithium concentrate per annum (“tpa”). The manufacturing process of the DMS plant was concluded in the end of 2024 and the plant was successfully shipped to Brazil. The shipment, consisting of 141 containers and 10 bulk items, departed the Port of Durban, South Africa, on February 2, 2025, and arrived in Brazil, Port of Santos, on March 7, 2025.

Our DMS plant represents a cornerstone of our Neves Project, designed to deliver high-quality lithium concentrate to the global market for electric vehicles (EVs) and renewable energy storage systems. With worldwide lithium demand growing, we are positioned to emerge as a key contributor to the sustainable energy transition. This milestone marks a significant step in our progression toward becoming the next lithium producer in Brazil’s resource-rich Lithium Valley.

However, there can be no assurance that we will have the necessary capital resources to develop such a facility or, if developed, that we will reach the production capacity necessary to commercialize our products and with the quality needed to meet market demand.

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

We believe that we hold the largest portfolio of exploration properties for lithium and other battery minerals in Brazil among publicly listed companies.

Operational Update

In early October 2024, we announced the discovery of spodumene-rich pegmatites in our Salinas Project area (the “Salinas Project”), located approximately 60 miles north of our flagship Neves Project. The Salinas Project spans 388 hectares (approximately 959 acres) and is situated just five miles east of Latin Resources’ Colina Project, a significant lithium deposit. Our technical team had completed soil geochemistry and LIDAR geological mapping with favorable results and began pursuing further geological and geophysical studies prior to initiating a drilling campaign. Given the positive data collected by us and current market dynamics, the Salinas Project area has emerged as a prime candidate for our future growth plans, though commencing production at our Neves Project area remains our highest priority.

On October 25, 2024, a voting board comprised of twelve representatives from the local civil society and government unanimously approved our operational permit application for our Neves Project. The permit was formally issued and published in the official gazette of the Minas Gerais government on October 26, 2024. The permit authorizes us to assemble and operate our lithium processing plant, process mined ore from one of our deposits at the facility, and sell the lithium concentrate that it produces. This key development came after an extensive technical review process by regulatory agencies that began with our initial permit application on September 1, 2023. The triphasic permit obtained by us is the most expeditious licensing modality available as it encompasses the initial, installation, and operating licenses all within this same issued authorization (known as “LP/LI/LO” in the local regulatory terminology).

In November 2024, we outlined our medium to long-term regional growth strategy within Brazil’s Lithium Valley (“LV”), locally known as the Jequitinhonha River Valley. We announced that we had assembled Brazil’s largest portfolio of lithium mineral rights among publicly listed companies, with three key projects spanning the major lithium-mineralized zones: the Neves Project in southern LV, our flagship development which has recently been permitted and is advancing toward production; the Clear Project in central LV, encompassing 470 acres situated 3.8 miles from Sigma Lithium’s mine, where detailed geological mapping has resulted in the discovery of two pegmatites and completed soil sampling revealed a substantial northeast-southwest trending lithium anomaly; and the Salinas Project in northern LV, spanning 2,070 acres with natural spodumene outcrops located 4.7 miles from Latin Resources Ltd. Our strategic approach prioritizes the Neves Project for initial production while simultaneously advancing exploration at the Clear and Salinas Projects.

In December 2024, we strengthened our leadership team with two strategic appointments aimed at accelerating our production readiness. Eduardo Queiroz joined as Project Management Officer and Vice President of Engineering, bringing over 20 years of experience managing complex, large-scale mining projects. His most recent role was as General Manager of Planning and Management at Bamin, a unit of Eurasian Resources Group, where he successfully led the strategic planning of several projects over US$3 billion, including an integrated iron ore mining project encompassing mining operations, processing plant, railway, and ocean port facilities. Additionally, we expanded our global presence by appointing Lili Wu as Head of Business Development for Asia. Based in Beijing, Ms. Wu brings extensive knowledge and network in the lithium and battery materials industries, with prior roles at InsightWoo and IHS Markit (now part of S&P Global). Her appointment is particularly strategic as China’s electric vehicle sales demonstrated 51% year-over-year growth as of November 2024.

In February 2025, we achieved a significant milestone with the successful shipment of our modular dense media separation (DMS) lithium processing plant from South Africa to Brazil. The shipment, consisting of 141 containers and 10 bulk items, departed the Port of Durban on February 2, 2025, and arrived at the Port of Santos, Brazil, on March 7, 2025. The newly manufactured processing facility is fully paid and wholly owned by us and a cornerstone of our Neves Project, is designed to deliver high-quality lithium concentrate to the global market for electric vehicles (EVs) and renewable energy storage systems. The plant incorporates cutting-edge and environmentally conscious design features, including a compact, modular design for efficient transportation and installation, optimized physical footprint to minimize environmental impact while ensuring high operational efficiency, advanced water conservation through internal recycling systems, and sustainable tailings management using dry-stacking technology that eliminates the need for tailings dams. This development marked another critical step in our progression toward becoming the next lithium producer in Brazil’s resource-rich Lithium Valley. We believe that our operations in Brazil’s Lithium Valley will benefit from significant strategic advantages, including competitive production costs and high-quality spodumene, positioning us well to meet demand for premium-grade lithium concentrate, particularly from Asian markets where electric vehicle adoption continues to accelerate.

We have engaged SGS Canada Inc. to produce a definitive feasibility study (as such term is defined under Regulation S-K Item 1300) with respect to our Neves Project. We expect such study to be completed around mid-year 2025.

Results of Operations

Fiscal Year Ended December 31, 2024, Compared to Fiscal Year Ended December 31, 2023

After a trial mining period in the second half of 2023, one of our subsidiaries commenced ongoing operations at its quartzite quarry in 2024. Our gross margin of $265,694 was generated from the sales of 551 m3 of unprocessed blocks of quartzite and 905 m2 of processed slabs produced by our subsidiary’s quartzite operation. By comparison, there was no gross margin generation in the year ended December 31, 2023.

Operating expenses for the year ended December 31, 2024, totaled $44,123,939, compared to operating expenses of $42,106,732 during the year ended December 31, 2023, representing an increase of 4,8%. The increase was mostly due to increases in general and administrative expenses and stock-based compensation expense, offset by a reduction in exploration expenses, as detailed below:

●	Higher general and administrative expenses of approximately $5.7 million during the period, primarily due to: (i) an increase in technical service costs of $2.4 million ($4.3 million in 2024 compared to $1.9 million in 2023), directly related to engineering and planning activities; (ii) higher third-party service costs, mainly related to the process to obtain the operational permit for the Neves Project, totaling $1.8 million ($2.8 million in 2024 compared to $0.4 million in 2023); and (iii) a $1.5 million increase in payroll expenses ($2 million in 2024 compared to $0.5 million in 2023) driven by team expansion as the project progresses;

●	An increase of approximately $10 million in stock-based compensation expense compared to the prior period, reflecting contractual obligations to members of the management team eligible for stock-based compensation with a different vesting profile compared to 2023. In 2024, 81% of the instruments issued fully vested during the year, compared to 40% of similar instruments issued in 2023; and

●	A decrease in exploration costs due to a reduction in exploratory drilling activities in 2024 and the commencement of the capitalization of exploration expenses ($4.5 million from April to December 2024 and Nil in 2023) due to the conclusion of a preliminary economic assessment of the Neves Project in the second quarter of 2024.

Other expenses for the year ended December 31, 2024 totaled $1,338,370 compared to $194,175 during the year ended December 31, 2023, representing an increase of 589%, driven by the derecognition of a $1.3 million asset relating to the premium paid for an option to acquire two mining rights in Governador Valadares, Minas Gerais, and the corresponding recognition of a $1.3 million expense. We decided not to exercise such option and derecognized the amount recorded for the premium occurred because the results of geological studies did not achieve the expected results. The assets subject to the option are unrelated to the Company’s Das Neves Project.

As a result, we incurred a net loss attributable to our stockholders of $42,241,196, or $2.97 per share, for the year ended December 31, 2024, compared to a net loss attributable to our stockholders of $40,768,275, or $4.37 per share, during the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $15,537,476 and net working capital of $12,258,774.

Net cash used by operating activities totaled $18,784,844 for the year ended December 31, 2024, compared to net cash used of $5,962,602 during the year ended December 31, 2023, representing an increase in cash used of $12,822,242, or 215%. The variation in net cash used by operating activities was mainly due to:

●	In the year ended December 31, 2023, we received $20 million of deferred consideration from royalty sold arising from the one-time royalty sale to Lithium Royalty Corp. with no similar transaction in 2024, as explained in Note 3; and

●

An increase of approximately $5.7 million in General and administrative expenses due to the growth of our personnel, infrastructure and the costs related to our operational permit relating to our Neves Project as we move towards revenue-generating operations. As a result, we had more expenditures such as employee compensation and the costs of third parties service providers such as technical consultants.

●	A decrease of approximately $13.4 million in Exploration costs due to a reduction in drilling activities in 2024 and the commencement of capitalization of exploration expenses.

Net cash used in investing activities totaled $27,344,436 for the year ended December 31, 2024, compared to net cash used of $7,970,172 during the year ended December 31, 2023, representing an increase in cash used of $19,374,264, or 243%. The variation in net cash used by investing activities was mainly due to:

●	Increase of approximately $13.3 million due to cash advances the manufacturing of the DMS plant during 2024

●	The capitalization of exploration costs incurred since April 2024 of approximately $4.5 million

●	Increase in the acquisition of intangible assets represented by the implementation of SAP

Net cash provided by financing activities totaled $32,131,672 for the year ended December 31, 2024, compared to $43,156,759 during the year ended December 31, 2023, representing a decrease in cash provided of $11,025,087, or 26%. We completed the following financing activities in 2024:

●	On March 28, 2024, we entered into a Securities Purchase Agreement with Mitsui to issue 1,871,250 shares of our common stock in a registered direct offering for total gross proceeds of $30,000,000. Net proceeds were approximately $29.6 million after deducting offering expenses.

●	On November 22, 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC for the issuance of up $25.0 million of shares of our common stock (the “ATM Agreement”). During the year ended December 31, 2024, we sold 191,723 shares under the ATM Agreement for proceeds of $1.3 million, net of commissions and fees.

The consolidated financial statements have been prepared on a going concern basis. We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services. As a result, our primary source of liquidity has been the proceeds from the sale of our equity. As of December 31, 2024, we had cash and cash equivalents of $15,537,476 and net working capital of $12,258,774, compared to cash and cash equivalents $29,549,927 and a working capital deficit of $23,809,637 as of December 31, 2023. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

We currently have no off-balance sheet arrangements.

Offtake and Sales Agreements

In December 2023, we entered into Offtake and Sales Agreements with each of Sichuan Yahua Industrial Group Co., Ltd. and Sheng Wei Zhi Yuan International Limited, a subsidiary of Shenzhen Chengxin Lithium Group Co., Ltd., pursuant to which we agreed, for a period of five (5) years, to sell to each buyer 60,000 dry metric tonnes of lithium concentrate (the “Product”) per year, subject to our authority to increase or decrease such quantity by up to ten percent (10%) each year. Each of the buyers agreed that upon the Company reaching certain milestones, including the obtaining of customary licenses, to pre-pay to the Company $20.0 million (each, a “Pre-Payment Amount”) for future deliveries of the Product after we obtain customary licenses. Each Pre-Payment Amount when made will be used to offset against such buyers’ future payment obligations for the Product.

On March 27, 2024, In connection with the closing of a registered offering of our common stock to Mitsui (the “Mitsui Registered Offering”), our subsidiary Atlas Brazil and Mitsui entered into an Offtake and Sales Agreement, pursuant to which Atlas Brazil agreed to sell and deliver to the Mitsui, and Mitsui agreed to purchase and take delivery of, (i) the spot quantity of fifteen thousand (15,000) dry metric tons of Atlas Brazil’s product, and, subject to the fulfillment of certain conditions precedent, (ii) up to sixty thousand (60,000) dry metric tons of Atlas Brazil’s product for each year, up to a total of three hundred thousand (300,000) dry metric tons. For more information about the Mitsui Registered Offering, please see “Note 7 – Related Party Transactions.”

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

Trade Receivables

Trade receivables represent amounts to be received from clients due to the sale of quartzite products. We recognize a trade receivable following the recognition of revenue when control of a product is transferred to the customer, and we have an unconditional right to receive payment for such product.

The receivable is initially recognized at fair value, which usually corresponds to the price of the transaction (invoice), and such receivable is subsequently assessed to determine the recoverability of the amounts as of each balance sheet date.

Inventories

We value our inventories in accordance with Accounting Standards Codification (“ASC”) 330, Inventory (“ASC 330”), which requires that inventories be valued at the lower of cost or market. The cost of inventories is determined using the weighted average cost method.

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

The processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of five years; and computers and other office equipment are depreciated over an estimated useful life of five years.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred, up to the stage at which the commercial and economic feasibility of the mineral properties are proved. After the feasibility is determined, exploration costs are capitalized as incurred.

Mineral property acquisition costs, including licenses and lease payments, are capitalized. Although we have taken steps to verify title to mineral properties in which we have an interest, these procedures do not guarantee our rights. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2024, and 2023, we did not recognize any impairment losses related to mineral properties held.

Proceeds received on the sale of interests in exploration and evaluation assets are credited to the incurred exploration and evaluation expenditures, with any excess included in operations. Write-downs due to impairment in value are charged to profit or loss.

Mineral properties are amortized throughout the life of the property based on a units-of-production method.

Impairment of Intangible Assets with Indefinite Useful Lives

We account for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that intangible assets with indefinite useful lives no longer be amortized but instead be evaluated for impairment at least annually. On an annual basis, in the fourth quarter of the fiscal year, we review our intangible assets with indefinite useful lives for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of an intangible asset is less than its carrying amount. If it is determined that it is more-likely-than-not that the fair value of an intangible asset is less than its carrying amount, the intangible asset is further tested for impairment by comparing the carrying amount to its estimated fair value using a discounted cash flow. Impairment, if any, is measured as the amount by which an indefinite-lived intangible asset’s carrying amount exceeds its fair value.

Application of impairment tests requires significant management judgment, including the determination of fair value of each indefinite-lived intangible asset. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the entity, composition, or strategy changes affecting the recoverability of asset groups. Judgments applied when performing the quantitative analysis include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each indefinite-lived intangible asset.

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

We have concluded that Atlas Critical Minerals and its subsidiaries are VIEs in accordance with applicable accounting standards and guidance; and although the operations of Atlas Critical Minerals are independent of ours, because our Chief Executive Officer and Chairman, Mr. Fogassa, is also the controlling shareholder of Atlas Critical Minerals, we may be considered to have power to direct the activities that are most significant to Atlas Critical Minerals. Therefore, we concluded that we are the primary beneficiary of Atlas Critical Minerals.

Stock-Based Compensation

We measure and record stock-based compensation expense in accordance with ASC Topic 718 for share-based payments related to stock options, restricted stock, and performance-based awards granted to certain directors, employees and consultants. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Foreign Currency

With the exception of Atlas Lítio Brasil Ltda, our foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in our consolidated statements of operations were negligible for all periods presented.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will analyze the impacts of this update in the upcoming years and anticipate that we will not adopt the update early.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The Board issued this update to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Management does not expect this new guidance to have any impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As initially disclosed in Amendment No. 1 to our Annual Report for the fiscal year ended December 31, 2023, filed on Form 10-K/A with the SEC on November 8, 2024 (the “Amended 2023 Annual Report”), our management identified a material weakness in our internal control over financial reporting. However, as described in more detail below, our management, with the oversight of the Audit Committee, has taken significant steps to remediate this material weakness and has determined that it has now been fully corrected.

After the remediation of the material weakness previously identified, our principal executive officer and principal financial officer concluded with reasonable assurance that our disclosure controls and procedures were effective as of December 31, 2024.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

As initially disclosed in our Amended 2023 Annual Report, our management identified a material weakness in our internal control over financial reporting for the year ended December 31, 2023. However, as described in more detail below, our management, with the oversight of the Audit Committee, has implemented remediation measures to address the material weakness. After evaluating the effectiveness of these measures, management has determined that the previously identified material weakness has been fully remediated, and as a result, management has concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2024.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the re-audit of our financial statements as of and for the fiscal years ended December 31, 2023, and December 31, 2022, we identified a material weakness in our internal control over financial reporting. During this period, we outsourced day-to-day accounting tasks due to limited accounting and financial reporting personnel and other resources needed to ensure adherence to our internal controls and procedures. We did not have an internal finance function and had limited finance and accounting professionals with the requisite experience to appropriately perform the supervision and review of the information received from our third-party accounting service provider.

The lack of U.S. GAAP experience from the outsourced accounting firm, combined with the limited availability of an experienced team to supervise the third-party service provider, resulted in the disclosed material weakness.

Remediation and Resolution of the Material Weakness

To remediate the identified material weakness, we have taken several measures to improve our internal control over financial reporting, including, among others:

●	Recruiting more qualified personnel with relevant U.S. GAAP and SEC reporting experience to strengthen our in-house financial reporting function and establish a financial and system control framework.

●	Implementing regular and continuous U.S. GAAP accounting and financial reporting training for accounting and financial reporting personnel.

●	Enhancing oversight over, and clarifying reporting requirements for, non-recurring and complex transactions to ensure consolidated financial statements and related disclosures are accurate, complete, and compliant with U.S. GAAP and SEC reporting requirements.

●	Preparing more detailed guidance and manuals on financial closing policies and procedures to improve the quality and accuracy of the period-end financial closing process.

●	Implementing SAP Enterprise Resource Planning software to strengthen our ability to adequately keep records of our accounting and financial information.

Based on the assessment performed by our management on the performance of these remediation measures, we determined that, as of December 31, 2024, the previously identified material weakness in our internal control over financial reporting had been remediated.

Accordingly, our management has determined with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2024.

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

(c) Changes in Internal Control over Financial Reporting

Other than the remediation initiatives described in item (b) above, there were no changes in our internal control over financial reporting that occurred in 2024 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

The effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to completely eliminate fraud and misconduct. As a result, there can be no assurance that our internal control over financial reporting will detect all errors or fraud. However, our control systems have been designed to provide reasonable assurance of achieving their objectives.

Item 9B. Other Information.

On November 14, 2024, Mr. Fogassa, our Chief Executive Officer and Chairman, entered into a written plan with Goldman Sachs & Co. LLC for the potential future sale of up to 300,000 shares of our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act. Such plan expires on September 19, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Annual Report concerning our directors and executive officers:

Name	Age	Position
Marc Fogassa	58	Chairman, Chief Executive Officer, Director
Ambassador Robert Noriega	65	Independent Director
Cassiopeia Olson, Esq.	47	Independent Director
Stephen R. Petersen, CFA	69	Independent Director
Tiago Moreira de Miranda	41	Chief Financial Officer, Treasurer, Principal Accounting Officer
Igor Tkachenko	39	Vice President, Corporate Strategy
Rodrigo Nazareth Menck	49	Director

Marc Fogassa, age 58, has been a director and our Chairman and Chief Executive Officer since 2012. He has extensive experience in venture capital and public company chief executive management. He has served on boards of directors of multiple private companies in various industries, and has been invited to speak about investment issues, particularly as related to Brazil. Mr. Fogassa double majored at the Massachusetts Institute of Technology (M.I.T.), graduating with two Bachelor of Science degrees in 1990. He later graduated from the Harvard Medical School with a Doctor of Medicine degree in 1995, and also from the Harvard Business School with a Master of Business Administration degree in 1999 with Second-Year Honors. At Harvard Business School, he was Co-President of the Venture Capital and Private Equity Club. Mr. Fogassa was born in Brazil and is fluent in Portuguese and English. Mr. Fogassa is also the Chairman and Chief Executive Officer of Atlas Critical Minerals Corporation, our consolidated subsidiary. Mr. Fogassa serves as a director because of his experience in the management of public companies in mineral exploration and his understanding of Brazil, the jurisdiction where we operate.

Ambassador Roger Noriega, age 66, has been an independent director since 2012, and member of the Audit Committee of the Board of Directors since 2021. He has extensive experience in Latin America. Ambassador Noriega was appointed by President George W. Bush and confirmed by the U.S. Senate as U.S. Assistant Secretary of State and served from 2003 to 2005. In that capacity, Amb. Noriega managed a 3,000-person team of professionals in Washington and in 50 diplomatic posts to design and implement political and economic strategies in Canada, Latin America, and the Caribbean. Prior to this assignment, Amb. Noriega served as U.S. Ambassador to the Organization of American States from 2001 to 2003. Since 2009, Amb. Noriega has been the Managing Director of Vision Americas, a Latin America-focused consulting group that he founded. Amb. Noriega has a Bachelor of Arts degree from Washburn University of Topeka, Kansas. Ambassador Noriega serves as a director because of his experience in complex multi-jurisdictional agreements and his business and diplomatic experience with Brazil.

Cassiopeia Olson, Esq., age 47, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 2021. She is an attorney with extensive experience in international contracts, securities law and venture negotiations. She has represented or engaged in transactions with leading companies in the biomedical, technology and products and services sectors. From 2013 to 2017, Ms. Olson was at Kaplowitz Firm P.C. and from 2017 to January 2020, she was an attorney with the Crone Law Group. From February 2020 to May 2022 Ms. Olson was an attorney with Ellenoff Grossman & Schole LP. She has been with Mitchell Silberberg & Knupp since May of 2022. She received a B.A. in Economics and Finance from Loyola University in Chicago, and a J.D. from The John Marshall School of Law. Ms. Olson serves as a director because of her experience with working with large multinational companies in complex transactions and her knowledge of U.S. securities law.

Stephen R. Petersen, CFA, age 69, has been an independent director since 2021, and member of the Audit Committee of the Board of Directors since 2021. Mr. Petersen has over 40 years of experience in the capital markets and investment management. Since 2013, he has been a Managing Director and member of the Investment Committee at Prio Wealth, an independent investment management firm with over $3 billion in assets under management. Previously, Mr. Petersen served as Senior Vice President, Investments at Fidelity Investments for approximately 32 years. During his tenure at Fidelity, Mr. Petersen served as a Portfolio Manager and Group Leader of The Fidelity Management Trust Company and was responsible for managing several equity income and balanced mutual funds such as Fidelity Equity Income Fund (1993-2011), Fidelity Balanced Fund (1996-1997), Fidelity VIP Equity-Income Fund (1997-2011), Fidelity Puritan Fund (2000-2007), Fidelity Advisor Equity-Income Fund (2009-2011), and Fidelity Equity-Income II (2009-2011). He began his career at Fidelity as an Equity Analyst. Mr. Petersen received a B.B.A. in Finance and an M.S. in Finance from the University of Wisconsin-Madison. Mr. Petersen serves on the Board of the University of Wisconsin Foundation and Chairs its Investment Committee. He also is Co-Chair of the Executive Committee for the Catholic Schools Foundation Inner-City Scholarship Fund. Mr. Petersen is a Chartered Financial Analyst. Mr. Petersen serves as a director because of his experience with capital markets and his knowledge of finance including expertise with financial statements.

Tiago Moreira de Miranda, age 41, has been our Chief Financial Officer, Principal Accounting Officer, and Treasurer, since July 2024. From February 2024 until July 2024, Mr. Miranda was the Chief Financial Officer of Apollo Resources Corporation, a private company and subsidiary of Atlas Lithium, which in November 2024 merged with Jupiter Gold Corporation, another subsidiary of Atlas Lithium. In such capacity, Mr. Miranda managed all of Apollo Resources’ financial and administrative related processes, including treasury, accounting, tax, and financial planning and budgeting. Previously, from May 2020 to December 2023, Mr. Miranda was the senior financial officer for the Brazilian operations of Horizonte Minerals Plc., a British publicly listed company with two nickel projects in Brazil. During his tenure, he successfully contributed to securing project financing of US$713 million for a ferronickel project and an additional $300 million Brazilian real credit facility with Banco da Amazônia. Between November 2019 to April 2020, Mr. Miranda held the position of Financial Controller for the Brazilian operations at Equinox Gold, a Canadian publicly listed gold producer. From March 2008 to October 2019, Mr. Miranda served as the Controller of Ferrous Resources Ltd., an iron producer partially owned by Icahn Enterprises, a NYSE-listed company. He actively contributed to the development of company projects from exploration through construction and operation and was also heavily involved in Ferrous Resources’ US$550 million sale to Vale S/A, the largest Brazilian mining company. From September 2005 to March 2008, Mr. Miranda was an auditor with Deloitte Touche Tohmatsu in Brazil. He has an undergraduate degree in Business Administration and Accounting, and a Master of Business Administration, both from IBMEC in Brazil. Mr. Miranda is fluent in Portuguese, English and Spanish.

Igor Tkachenko, age 39, has been our Vice President, Corporate Strategy since 2023. Mr. Tkachenko has served as a strategic advisor to us since 2021, lending his leadership talents and private sector experience to further the company’s mission to become a leading hard-rock lithium provider for the green energy transition. In 2022, Igor Tkachenko began consulting for us as our Director of Strategic Development, overseeing the rapid expansion of our investor relations efforts. He participated in the design and execution of our organizational growth strategy that led to our successful up-listing to Nasdaq in January 2023. Mr. Tkachenko graduated from the emergency medicine residency in 2019, after which he worked clinically at the University of Tennessee Medical Center and served as a Clinical Assistant Professor at the University of Tennessee Graduate School of Medicine. Mr. Tkachenko transitioned from his academic role to take on an executive position with us and began serving as our Vice President of Corporate Strategy in 2023. His education includes a Bachelor of Science (Summa Cum Laude) and a Doctor of Medicine degrees.

Rodrigo Nazareth Menck, age 49, has served as a director since August 2024. Mr. Menck has also served as the Chief Financial Officer of Atlas Critical Minerals since September 2024, and since September 2023 has been an advisor to Atlas Lithium covering a range of topics, including operational readiness and interface with institutional investors. Previously, from January 2023 to July 2023, Mr. Menck was the Chief Financial Officer of Sigma Lithium Corp., a Canadian publicly listed company. Between February 2019 and July 2022, Mr. Menck held the position of Senior Vice President of Finance & Group CFO at Nexa Resources SA, a NYSE & TSX listed company, controlled by the traditional Brazilian group Votorantim. From April 2016 to January 2019, he was the Global Treasurer at Nexa Resources. From January 2011 to March 2016, Mr. Menck was an Investment Director at the Odebrecht group in Brazil. From May 2008 to January 2011 Mr. Menck held positions at Braskem SA, a large Brazilian petrochemical company. From January 1996 to May 2008, Mr. Menck had a 12-year career in several Brazilian and international banks based in Brazil, such as BankBoston, Banco Francês e Brasileiro, WestLB, Citibank and BNP Paribas, holding several different positions such as Trader, Trade Finance Manager, Securitization Officer, Product Manager, DCM & Export Finance Structurer and Relationship Manager, while covering a variety of clients in a diverse range of segments in Brazil. Mr. Menck has a degree in Business Administration, and an MBA in Economics of the Financial Sector, both from the University of São Paulo in Brazil. Mr. Menck is fluent in Portuguese, English and Spanish and is a Certified CFO by the Brazilian Institute of Financial Executives in Brazil.

Board Composition

Our Board of Directors currently is composed of five members, Ambassador Roger Noriega, Cassiopeia Olson, Esq., Stephen R. Petersen, CFA, Rodrigo Menck, and Marc Fogassa.

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

Our Board of Directors has undertaken a review of the independence of each director and will review the independence of any new director based on information provided by each director concerning their background, employment, and affiliations, in order to make a determination of independence. Our Board of Directors has determined that each of Ambassador Noriega, Mr. Petersen, and Ms. Olson is independent.

Role of our Board of Directors in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. The Board of Directors has designated three committees. The Audit Committee, the Compensation Committee, and the Nominations Committee each support the Board of Directors by addressing risks specific to its respective areas of oversight. In particular, our Audit Committee is responsible for engaging and overseeing our independent auditor as well as evaluating and discussing our major financial risk exposures. The Audit Committee also reviews the steps management takes to monitor and control such risks, including guidelines and policies to govern the process by which risk assessment and risk management are undertaken. Additionally, the Audit Committee monitors compliance with legal and regulatory requirements and oversees the performance of our internal audit function. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominations Committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct.

Committees of our Board of Directors

Our Board of Directors has established three standing committees - the Audit Committee, the Compensation Committee, and the Nominations Committee.

Audit Committee

Nasdaq listing rules require that our Audit Committee be composed of at least three members, all of whom shall be “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. As of the date hereof, our Audit Committee was composed of Ambassador Noriega, Mr. Petersen and Ms. Olson, each of whom have been affirmatively determined by our Board of Directors to meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 and Nasdaq rules.

The Board has determined that Mr. Petersen qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee and Nominations Committee

As a controlled company, we are not required under Nasdaq listing rules to have a compensation committee or nominations committee comprised solely of independent directors. However, we have opted not to take advantage of this exemption, and at this time, our Nominations Committee and Compensation Committee are both comprised solely of independent directors. As of the date hereof, the members of each of our Nominations Committee and Compensation Committee are:

Compensation Committee	Nominations Committee
Ambassador Roger Noriega	Cassiopeia Olson, Esq.
Cassiopeia Olson, Esq.	Stephen R. Petersen, CFA

Compensation Committee Interlocks and Insider Participation

At no time have any of the members of our Compensation Committee been one of our officers or employees.

Mr. Fogassa, our CEO and Chairman, serves as Chairman and Chief Executive Officer of our subsidiary Atlas Critical Minerals and Rodrigo Menck, a member of our Board of Directors, became Chief Financial Officer and Treasurer of Atlas Critical Minerals in September 2024. Until July 2024, the full Board of Directors of Atlas Critical Minerals performed the functions of a compensation committee. For an overview of related party transactions among Atlas Critical Minerals, Mr. Fogassa, and us please see “Note 7 – Related Party Transactions.”

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. We intend to disclose future amendments to such the code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website. The code can be found on our website at www.atlas-lithium.com/our-team/corporate-governance/.

Controlled Company

As of date of this Annual Report, Mr. Fogassa, our Chief Executive Officer and Chairman, controlled approximately 65% of the voting power of our capital stock, and therefore we are a “controlled company,” as such term is defined under the Nasdaq Listing Rules. We currently do not rely on the controlled company exemptions provided under the Nasdaq Listing Rules, but we may do so in the future.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, our directors, executive officers and any persons holding more than 10% of our common stock are required to report initial ownership of our common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and we are required to disclose in this Annual Report any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, we are aware of the following:

(i)	Each of Ms. Olson, Mr. Petersen and Ambassador Noriega, our independent directors, was late in filing one Form 4 in 2024 to report the grant of stock options pursuant to our director compensation program. Ms. Olson and Mr. Petersen each filed one late Form 5 reporting the grant of shares as director compensation that should have been reported in 2023. Mr. Petersen’s late Form 5 also included three additional transactions that should have been reported in 2023.
(ii)	Mr. Fogassa filed seven late Form 4s in 2024, relating to twelve transactions.
(iii)	Mr. Menck filed one late Form 4 in 2024, relating to one transaction.
(iv)	A late Form 5 was filed by Brian Bernier in 2024, who was previously an officer but ceased to be subject to the reporting requirements of Section 16 in December 2023, reporting three transactions that he failed to report in 2023.
(v)	Mr Talbot did not file two Form 4s in 2024.
(vi)	Mr Aguiar did not file one Form 4 in 2024.

Insider Trading Policy

We maintain an Insider Trading Policy that applies to all of our directors, officers, employees and related individuals, which we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and listing standards. The Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.

Item 11. Executive Compensation.

Compensation of Named Executive Officers

This section discusses the material components of the executive compensation program in the fiscal year ended December 31, 2024, for our “named executive officers.” As a smaller reporting company, the SEC defines our named executive officers as (i) our Chief Executive Officer; (ii) our two most highly compensated executive officers other than the Chief Executive Officer, who were serving as such as of December 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact they were not serving as an executive officer at the end of the year. We have identified the following individuals as our named executive officers according to this definition:

●	Marc Fogassa, our Chief Executive Officer and Chairman;
●	Tiago Miranda, our Chief Financial Officer and Treasurer;
●	Gustavo Aguiar, our former Chief Financial Officer and Treasurer;
●	Igor Tkachenko, our Vice President of Corporate Strategy; and
●	Brian Talbot, our former Chief Operating Officer and director.

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead us. The compensation packages for our named executive officers generally include a base salary, an annual cash bonus and equity.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
Marc Fogassa, Chairman and	2024	-		-	624,539	(3)	12,474,639	(4)	-	(3)	131,182	13,230,360
Chief Executive Officer	2023	-		-	607,786	(3)	2,133,410	(5)	624,539	(3)	34,645	3,400,200
Tiago Moreira, Chief Financial Officer	2024	101,855	(6)		466,912	(7)	-		18,000	(6)	6,932	593,699
Gustavo Aguiar,	2024	103,861	(8)	-	-		-		93,000	(9)	51,601	248,462
Former Chief Financial Officer	2023	133,692	(8)	-	-		-		47,520	(9)	3,476	184,688
Igor Tkachenko, VP, Corporate Strategy	2024	420,000	(10)	-	-		-		-		-	420,000
	2023	210,000	(10)	-	4,234,498	(11)	-		-		-	4,444,498
Brian Talbot, former Chief Operating Officer and director	2024	275,000	(12)	-	615,792	(13)	-		-		-	890,792

(1)	The amounts in these columns reflect the fair value of stock awards and stock options calculated and amortized in accordance with FASB ASC Topic 718. Please see Note 5 to the consolidated financial statements for the year ended December 31, 2024, contained in this Annual Report for the assumptions used in the calculation of grant date fair values pursuant to FASB ASC Topic 718.

(2)	All Other Compensation includes retirement plans, disability, medical, dental and vision insurance coverage benefits. The amount shown for Mr. Fogassa in 2024 also includes a total of $65,590 of Company contributions to Mr. Fogassa’s retirement savings plan, as provided for in his amended and restated employment agreement. The amounts shown for Mr. Aguiar in 2024 includes the payment of $30,000 for accrued vacation when he resigned.

(3)	Pursuant to the terms of Mr. Fogassa’s amended and restated employment agreement, his performance bonus for each calendar year is earned when the level of achievement is determined by the Board in the calendar year following the corresponding performance year. Such an amount is paid half in cash and half in fully vested shares of common stock granted after the performance bonus is determined. The amount shown in the Non-Equity Incentive Plan Compensation column (and, as a result, the Total column) for 2023 has been revised to reflect an additional $170,787 earned by Mr. Fogassa and paid in cash, as previously disclosed in the Amendment No. 1 to the Company’s Annual Report for the fiscal year ended December 31, 2023, filed on Form 10-K/A with the SEC on November 8, 2024. The amount shown in the Stock Awards column for 2024 represents the grant of fully vested shares of common stock during the calendar year of 2024 for performance in the calendar year 2023, including the additional amount he was entitled to as disclosed in the Form 10-K/A. . No amount is reported for the cash portion of Mr. Fogassa’s performance bonus in 2024 as the Compensation Committee has not yet determined and certified the amount earned, if any, in respect of fiscal 2024. Further, the grant of stock awards for fiscal 2024 performance, if any, will be approved and issued in calendar 2025 and be disclosed in the proxy statement for calendar 2025.

(4)	Represents the fair value of the non-qualified stock options granted to Mr. Fogassa.

(5)	Represented options to purchase 30,000 shares of Series D Convertible Preferred Stock. All of the options to purchase Series D Convertible Preferred Stock have been exercised and there are no such options currently outstanding.

(6)	The amount included in the Salary column represents Mr. Miranda’s base salary of $15,000 per month and Mr. Miranda’s monthly fee of $7,500 paid by Atlas Critical Minerals for supervising the internal accounting and other financial-related functions of the subsidiary. The amount in the Non-Equity Incentive Compensation column represents the bonus earned based on the accomplishment of performance metrics.

(7)	Represent the fair value of the 40,000 time-based restricted stock units (“RSUs”) granted to Mr. Miranda in connection with his appointment as our Chief Financial Officer, which RSUs will vest annually in four equal instalments starting the first month after his employment start date.

(8)	Represents Mr. Pereira de Aguiar’s base salary of (i) $9,500 per month through August 31, 2023, and (ii) $15,000 per month, effective as of September 1, 2023, and through his resignation in July 2024.

(9)	Pursuant to his employment agreement, Mr. Pereira de Aguiar was entitled to a cash bonus tied to certain performance metrics. Mr. Pereira de Aguiar resigned from the Company on July 17, 2024.

(10)	Mr. Tkachenko was appointed Vice President, Corporate Strategy in September 2023 and the amount shown represents a pro-ration of his annual base salary of $420,000 for 2023 and full amount for 2024. As described under “Igor Tkachenko Agreement,” below, beginning October 1, 2024, Mr. Tkachenko’s salary is paid in shares of common stock. In January 2025, Mr. Tkachenko was issued 13,275 shares in payment of his salary earned from October 1 through December 31, 2024.

(11)

Represents 80,000 shares of common stock granted to Mr. Tkachenko as a bonus during his consultancy period, prior to becoming an executive officer, and 40,533 shares issued pursuant to Mr. Tkachenko’s employment agreement based on us achieving certain market capitalization milestones that, in the aggregate, had a grant date fair value of $2,957,912. The amount in the table also includes $1,276,585 related to our contingent obligation to issue shares of common stock pursuant to Mr. Tkachenko’s employment agreement, as described under the “Igor Tkachenko Agreement,” below. This amount was calculated based on a Monte Carlo Simulation valuation in accordance with FASB ASC Topic 718 as of the date of the employment agreement, including an assumed 127,635 shares of common stock to be issued, as further described in Note 5 to the consolidated financial statements for the year ended December 31, 2023, contained in our Amended 2023 Annual Report. The Monte Carlo Simulation valuation performed on December 31, 2023 was updated as of December 31, 2024, resulting in an increase in the assumed number of shares from 127,635 to 160,145. Such update did not result in any increase to the fair value previously calculated.

If we ultimately issue shares to Mr. Tkachenko in excess of the amount included in the assumptions used in the Monte Carlo Simulation valuation, we will report the value of such additional shares in the Summary Compensation Table for the year in which such shares are actually issued.

(12)	Represents the monthly salary of $55,000 per month paid to Mr. Talbot. Mr. Talbot resigned from the Company on August 16, 2024.

(13)	Represents the fair value of the 83,000 shares of our common stock granted to Mr. Talbot.

Narrative to Summary Compensation Table

Marc Fogassa Agreement

On December 31, 2020, our Board approved an amendment and restatement of the employment agreement between us and Mr. Fogassa, our Chief Executive Officer (“A&R Employment Agreement”). Under the A&R Employment agreement, Mr. Fogassa no longer received a salary payable in cash, which under the terms of the prior agreement was for an amount of $250,000 per annum. Instead, he was to be granted non-qualified stock options on a monthly basis to purchase 33,333 shares of common stock at an exercise price of $0.0075 per share. Pursuant to the A&R Employment Agreement, Mr. Fogassa is also entitled to incentive compensation payable half in cash and half in fully vested shares of common stock upon the achievement of certain book value metrics, as set forth in the A&R Employment Agreement. In December 2023, the Board approved Mr. Fogassa receiving stock option compensation on an annual, rather than monthly, basis. In 2024, pursuant to Mr. Fogassa’s election to receive options to purchase shares of our common stock, Mr. Fogassa was granted an annual award of stock options to purchase 399,966 shares of common stock.

Under the A&R Employment Agreement, Mr. Fogassa is entitled to a housing benefit of up to $5,000 per month for a primary or secondary residence out of the United States. We shall pay all costs of reasonable medical, dental, vision, long-term disability, and short-term disability to Mr. Fogassa, and to his spouse or partner and children under the age of 21, at reasonable plans chosen by Mr. Fogassa. Mr. Fogassa is also entitled to an annual contribution by the Company of the maximum amount allowable to a simplified employee pension plan (SEP-IRA). Unless declined by Mr. Fogassa, we shall pay the annual premium costs of a life insurance policy for Mr. Fogassa in the amount of $5,000,000 for payment to his designated beneficiaries. In the event of termination of employment by us, we shall immediately make a payment to Mr. Fogassa equal to $500,000. If upon the completion of a change of control, or other corporate event, Mr. Fogassa is no longer our Chief Executive Officer, or the Chief Executive Officer of our new controlling person, as the case may be, then we shall immediately make a payment to Mr. Fogassa equal to $2,000,000.

Tiago Moreira de Miranda Agreement

On July 23, 2024, we entered into an employment agreement with Tiago Miranda, our Chief Financial Officer that provides that in consideration for his services as our Chief Financial Officer, Mr. Miranda is entitled to: (i) receive cash compensation of US$15,000 per month; (ii) have the opportunity, based on achieving certain specific performance metrics, to earn an annual performance bonus of up to US$45,000 and an annual discretionary bonus of up to US$15,000; (iv) receive 40,000 time-based restricted stock units (“RSUs”) to be granted pursuant to our 2023 Stock Incentive Plan, which shares will vest annually in four equal installments, with vesting period starting the first month after his employment start date. Additionally, if during the first 12 months of his employment, calculated from his employment start date, Mr. Miranda’s employment is terminated by us for any reason, 25% of his RSUs will vest immediately upon termination. Mr. Miranda receives separate compensation for supervising the internal accounting and other financial-related functions for Atlas Critical Minerals, a subsidiary of Atlas Lithium.

Gustavo Pereira de Aguiar Agreement

On March 15, 2022, Gustavo Pereira de Aguiar, our former Chief Financial Officer, entered into an agreement with us, effective March 16, 2022 (“Start Date”), pursuant to which Mr. Aguiar served as our Chief Financial Officer (the “GPA Employment Agreement”).

Under the GPA Employment Agreement, Mr. Pereira de Aguiar received a signing bonus totaling $25,000, and was entitled to base cash compensation of $9,500 per month and a maximum annual bonus of $45,000, with the amount received conditioned on the filing by us, on an annual basis, of one Form 10-K and three Forms 10-Q with the SEC. Further, on the Start Date, for the purchase price of $1.00, Mr. Pereira de Aguiar was granted 85,019 restricted stock units (“RSUs” and the RSU grant, “GPA RSU Grant”), which vests over four years in four tranches. The first and the second tranche of the GPA RSU Grant vested on March 16, 2023, and March 16, 2024, respectively and Mr. Pereira de Aguiar was issued 21,255 shares of our common stock on each respective vesting date.

The agreement was terminable at any time by mutual agreement of the parties and at any time for any reason or no reason by either party, with prior written notice of thirty days to the other party; provided, that if Mr. Pereira de Aguiar’s employment was terminated for any reason by us other than gross negligence or willful malfeasance, the GPA Grant shall be deemed to be fully vested immediately upon such termination. The agreement provided for a payment of $60,000 if such termination occurred before the first-year anniversary of the Start Date, and a payment of $30,000 if such termination occurred before the second anniversary of the Start Date.

In December 2023, the Board approved certain amendments to Mr. Pereira de Aguiar’s compensation, pursuant to which, (i) effective September 1, 2023, he was entitled to a base salary of $15,000 per month, (ii) for calendar year 2024, Mr. Pereira de Aguiar’s performance-based bonus entitled him to earn a cash payment equal to five times his then monthly salary upon the achievement of certain goals related to his duties as Chief Financial Officer, and (iii) his GPA Grant was amended to provide for immediate vesting upon a change in control.

On July 17, 2024, Gustavo P. Aguiar resigned as our Chief Financial Officer (serving as the principal financial and accounting officer) and Treasurer. Mr. Aguiar’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Mr. Aguiar left to work with his father on a real estate business opportunity.

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

On September 5, 2024, we entered into an Amendment to Employment Agreement with Mr. Tkachenko, effective on October 01, 2024, which provides for his base salary to be paid in monthly installments in shares of our common stock. The amendment further provides that the payments may revert back to cash payments by mutual agreement of the parties.

Brian Talbot

Mr. Talbot was appointed by the Board as Chief Operating Officer, effective as of April 1, 2024. In connection with his appointment as officer and director, the compensation to Mr. Talbot consisted of (i) a monthly salary of $55,000 and (ii) the following equity awards:

(a)	75,000 shares of our common stock;

(b)	10,000 time-based restricted stock units (“RSUs”), such awards to vest monthly in six equal installments;

(c)	50,000 performance-based RSUs, such awards to vest on the delivery of the Definitive Feasibility Study of our Neves lithium project.

On August 16, 2024, Mr. Talbot resigned as an officer and director. As a result of the resignation, the 50,000 performance-based RSUs disclosed above were forfeited. As of the date of his resignation, 7,500 performance-based RSUs vested and the vesting of an additional 500 performance-based RSUs was accelerated in connection with the resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2024:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Marc Fogassa	-	-	-	-	-	-	-	-	-
Tiago Miranda (2)	-	-	-	-	-	40,000	253,200	-	-
Igor Tkachenko (3)	-	-	-	-	-	-	-	160,145	1,013,718
Gustavo Aguiar (4)	-	-	-	-	-	-	-	-	-
Brian Talbot (4)	-	-	-	-	-	-	-	-	-

(1)	All amounts are based on the closing price of our common stock on December 31, 2024, of $6.33.
(2)	Represents restricted stock units, 10,000 of which vest on each of July 23, 2025, July 23, 2026, July 23, 2027, and July 23, 2028.
(3)

Represents the aggregate number of shares of our common stock that Mr. Tkachenko is entitled to receive pursuant to his employment agreement, if and when our market capitalization reaches $400 million, $500 million, $600 million, $800 million, and $1 billion. The Monte Carlo Simulation valuation performed on December 31, 2023, was updated based on December 31, 2024, indicators and the assumed number of shares increased from 127,635 to 160,145, however there was no increase to the fair value previously calculated.

(4)	These former officers do not have any outstanding equity award at fiscal year-end.

Director Compensation

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2024, that we paid to each director other than our chief executive officer and our former chief operating officer, whose compensation is fully reflected in the Summary Compensation Table set forth above. We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan, or a non-equity incentive plan for directors; therefore, these columns have been omitted from the following table. No other or additional compensation for services was paid to any of the directors. In December 2023, the Board of Directors approved a new compensation program for directors, beginning in 2024, pursuant to which each director shall receive options to purchase 10,000 shares of our common stock, which will vest monthly in equal increments over a one-year period.

Name	Fees Earned or Paid in Cash ($)	Stock Compensation ($)(1)		Option Compensation ($)(1)			Total ($)
Ambassador Roger Noriega		-			$312,705	(2)	$312,705
Cassiopeia Olson, Esq.		$-			$312,705	(2)	$312,705
Stephen R. Petersen, CFA		$-			$312,705	(2)	$312,705
Rodrigo Menck		$103,700	(3)	$			$103,700

(1) The amounts in these columns represent the grant date fair values of the awards calculated in accordance with ASC Topic 718. Please see Note 5 to the consolidated financial statements for the year ended December 31, 2024, contained in this Annual Report for the assumptions used in the calculation of grant date fair values pursuant to FASB ASC Topic 718.

(2) Pursuant to our director compensation program, the directors were granted 10,000 non-qualified stock options for their services for the year ended December 31, 2024, which are subject to monthly vesting. These options allow the purchase of up to 10,000 shares of common stock at an exercise price of $0.0075 per share.

(3) In connection with Mr. Menck’s appointment as a director, the Compensation Committee of the Board recommended, and the Board subsequently approved, compensation to Mr. Menck consisting of 10,000 time-based restricted stock units (“RSUs”), which shall vest monthly in six equal installments, beginning September 1, 2024, granted pursuant to our 2023 Stock Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

On May 25, 2023, the Board of Directors approved, and our majority stockholder ratified and confirmed the adoption of the 2023 Stock Incentive Plan. The table below sets forth certain information with respect to the 2023 Stock Incentive Plan as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights issued under the plan (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2023 Stock Incentive Plan)	398,145	0.01	(i)	812,076
Equity compensation plans not approved by security holders	-	-	(i)	-
Total	398,145	0.01	(i)	812,076

(i)	Excludes restricted stock awards, awards of shares of common stock, as well as RSUs, whether time-based or performance-based, as these awards do not have exercise prices associated with them.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 10, 2025, and including issued securities convertible into our common stock within 60 days of March 10, 2025, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each named executive officer and director; and (iii) all executive officers and directors as a group. As of March 10, 2025, there were 16,871,678 outstanding shares of our common stock.

Name and Address of Beneficial	Common Stock (2)		Series A Preferred Stock (3)		Combined Voting Power
Owner (1)	Number	%	Number	%	Number(4)	% (5)
Directors and Named Executive Officers:
Marc Fogassa (6)	4,990,351	29.2%	1	100%	4,990,352	65.3%
Ambassador Roger Noriega (7)	394,368	2.3%	-	-	394,368	1.1%
Cassiopeia Olson, Esq. (8)	25,905	0.2%	-	-	25,905	0.1%
Stephen Petersen (9)	56,475	0.3%	-	-	56,475	0.1%
Rodrigo Menck (10)	15,617	0.1%	-	-	15,617	0.0%
Igor Tkachenko (11)	203,707	1.2%	-	-	203,707	0.6%
Tiago Miranda (12)	231	0.0%	-	-	231	0.0%
Gustavo Aguiar (15)	-	-	-	-	-	-
Brian Talbot (15)	-	-	-	-	-	-
All executive officers and directors (7 persons) (13)	5,686,654	33.2%	1	100%	5,686,655	67.3%
Over 5% Stockholders:
Mitsui & Co., Ltd. (14)	1,871,250	10.9%	-	-	1,871,250	5.4%

(1)	The mailing address of each of the officers and directors as set forth above is c/o Atlas Lithium Corporation, 1200 N. Federal Hwy, Suite 200, Boca Raton, FL 33432.
(2)	Each share of common stock is entitled to one vote.
(3)	The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of common stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one share of Series A Preferred Stock is convertible into one share of common stock and may be converted at any time at the election of the holder. The one issued and outstanding share of Series A Preferred Stock has been held by Mr. Fogassa since 2012.
(4)	Represents shares and rights on an as converted to common stock basis.
(5)	Represents percentage of voting power of our common stock and Series A Preferred. As of March 10, 2025, 16,871,678 shares of our common stock were issued and outstanding, and one share of our Series A Preferred was issued and outstanding.
(6)	Consists of 4,823,686 shares of our common stock owned by Mr. Fogassa and his affiliates, 166,665 shares of our common stock underlying compensatory vested stock options and stock options that will vest within 60 days; and 1 share of Series A Preferred Stock which Mr. Fogassa has held since 2012.
(7)	Consists of 380,201 shares of our common stock and 14,167 shares of our common stock underlying vested stock options and stock options that will vest within 60 days.
(8)	Consists of 1,071 shares of our common stock and 24,833 shares of our common stock underlying vested stock options and stock options that will vest within 60 days.
(9)	Consists of 42,308 of our common stock, and 14,167 shares of our common stock underlying vested stock options and stock options that will vest within 60 days.
(10)	Consists of 1,450 shares of common stock and 10,000 shares of our common stock underlying vested stock options and stock options that will vest within 60 days.
(11)	Consists of 192,530 shares of common stock and 11,177 shares earned via contractual compensation which will be issued within 60 days.
(12)	Consists of 231 shares of common stock; Mr. Miranda will qualify for the first tranche of his stock-based compensation on July 23, 2025, the first anniversary of his employment at Atlas Lithium.
(13)	Includes 245,175 shares of our common stock which are issuable pertaining to vested stock options, earned contractual compensation, and stock options that will vest within 60 days.
(14)	According to Mitsui’s Schedule 13D filed with the SEC on April 10, 2024, Mitsui has sole voting power with respect to 1,871,250 shares, shared voting power with respect to no shares, sole dispositive power with respect to 1,871,250 shares and shared dispositive power with respect to no shares. Mitsui’s address is 2-1, Otemachi 1-chome, Chiyoda-ku Tokyo 100-8631, Japan.
(15)

We do not have information regarding the beneficial ownership of Mr. Aguiar and Mr. Talbot as of March 10, 2025. However, the amounts held by Mr. Aguiar and Mr. Talbot based on information available to the Company as of July 17, 2024 and August 16, 2024 (which are the dates of the individuals’ resignations from the Company) were respectively 42,510 and 83,000 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Subsidiaries

As further described in the notes to the financial statements included herein, we hold a 32.70% equity interest in Atlas Critical Minerals as of December 31, 2024.

During the year ended December 31, 2024, prior to the acquisition of Apollo Resources Corporation (“Apollo Resources”) by Atlas Critical Minerals, Apollo Resources granted Mr. Fogassa as contractual compensation options to purchase an aggregate of 90,000 shares of its common stock. Such options corresponded to the period between January 1, 2024, to June 30, 2024. The options issued in 2024 were valued at $134,407 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant $6,00, a strike price of $0.01, illiquidity discount of 75%, expected dividend yield of 0%, annualized volatility of 16,61% to 17,41%, risk-free interest rate of 3.88% to 4.64%, and an expected term of five to ten years.

All outstanding options to purchase shares of Apollo Resources’ common stock were exercised before the merger with Atlas Critical Minerals.

During the year ended December 31, 2024, Atlas Critical Minerals granted Mr. Fogassa as contractual compensation options to purchase an aggregate of 210,000 shares of its common stock. Such options corresponded to the period between January 1, 2024, to June 30, 2024. The options issued in 2024 were valued at $41,938 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant $0.74 to $1.00, a strike price of $0.01 to $1.00, illiquidity discount of 75%, expected dividend yield of 0%, annualized volatility of 241% to 312%, risk-free interest rate of 3.88% to 4.64%, and an expected term of five to ten years.

On June 26, 2024, Atlas Critical Minerals amended the employment agreement with Mr. Fogassa for its Chief Executive Officer position, effective on July 1, 2024 (“Amended ACM Agreement”). Under the Amended ACM Agreement, Mr. Fogassa is entitled to receive monthly compensation of $25,000 to be paid in cash or in shares of Atlas Critical Minerals’ common stock and an annual incentive compensation equivalent to 4% of our outstanding common stock count as of January 1. Prior to the amendment, Mr. Fogassa was already entitled to a monthly fee of $25,000 and received 35,000 options to acquire shares of Atlas Critical Minerals’ common stock with exercise prices varying from $0.01 to $1.00 per share.

One of our directors, Rodrigo Menck, has also served as the Chief Financial Officer of Atlas Critical Minerals since September 2024. In connection with his appointment to that role on September 18, 2024, Mr. Menck is entitled to receive a monthly fee of $15,000 and was granted 50,000 time-based restricted stock units which shall vest in increments of 25% annually over a period of four years from the date of grant.

Atlas Critical Minerals entered into an agreement with our Chief Financial Officer, Tiago Miranda, through which he agreed to supervise the internal accounting and other financial-related functions of the subsidiary. Atlas Critical Minerals directly pays to him a monthly fee of $7,500. Atlas Critical Minerals also issued to Mr. Miranda options to acquire shares of its common stock equivalent to 1% of its outstanding common stock count at the moment of the issuance.

Transactions with Former Related Parties

Martin Rowley: On November 7, 2023, we entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with Martin Rowley relating to the issuance to Martin Rowley (along with other investors) of convertible promissory notes which accrue interest at a rate of 6.5% per annum (each a “Note”). Pursuant to the Purchase Agreement, Mr. Martin Rowley purchased an aggregate of $10,000,000 of the Notes. The Notes are convertible into shares of our common stock at an exercise price of $28.225 and will mature on November 24, 2026. Martin Rowley served as a senior advisor to us until August 16, 2024 and is the father of Nicholas Rowley, a former officer.

RTEK International DMCC: On September 22, 2023, we entered into a Lead Advisory Services Agreement with Martin Rowley, through which Mr. Martin Rowley previously provided advisory services to us. The agreement contemplates the issuance of up to 100,000 restricted share units upon achievement of certain milestones set forth in the agreement. Martin Rowley is the father of Nicholas Rowley, a former officer.

On July 17, 2023, we entered into a Technical Services Agreement for mining engineering, planning and business development services with RTEK International DMCC (“RTEK”), an entity controlled by Nicholas Rowley and Brian Talbot, a former officer and director. The agreement provides for the payment by us of an estimated amount of $1,449,000 and the issuance of up to 410,000 restricted share units of our common stock, depending on the achievement of certain milestones.

On August 16, 2024, the parties further amended and restated the Technical Services Agreement (“Second A&R RTEK Agreement”) in order to, among other things: (i) revise and amend the Stage Two Budget and revise the terms of service with respect to the Phase Two Services (each, as described in the Second A&R RTEK Agreement); (ii) form an operations committee tasked with ensuring progress toward our goals under such agreement; and (iii) issue to RTEK additional RSUs with aggregate value of up to $5.0 million, subject to RTEK’s achievement of certain milestones and performance criteria. There is currently a contract dispute with respect to the Second A&R RTEK Agreement. For additional information, please see our risk factor “We have a contractual dispute with RTEK International DMCC, the outcome of which is unknown at this time, and our business and operations could be negatively impacted by the termination of the Technical Services Agreement with RTEK International DMCC” on page 16 of this Annual Report, and “Note 7 – Related Party Transactions—Technical Services Agreement.”

Director Independence

Our Board of Directors has determined that Ambassador Roger Noriega, Cassiopeia Olson, Esq., and Stephen Petersen, CFA are “independent” as such term is defined with respect to directors by the Nasdaq Stock Market Rules. Please refer to our disclosures in “Overview of Corporate Governance” and “Committees of our Board of Directors” for a more detailed discussion on these topics.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered to us by Pipara relating to our fiscal years ended December 31, 2024, and 2023 respectively.

Fee Type	2024	2023
Audit Fees (1)	$228,650	$88,000
Audit-Related Fees (2)	32,500	27,500
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$261,150	$115,500

(1) “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Pipara in connection with statutory and regulatory filings or engagements.

(2) “Audit-Related Fees” consist of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3) “Tax Fees” consist of fees billed for professional services rendered by Pipara for tax compliance, tax advice and tax planning. There were no such fees billed by auditors during the last two fiscal years.

(4) “All Other Fees” consist of fees billed for products and services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees. There were no such fees billed by Pipara during the last two fiscal years.

Pre-Approval Policies and Procedures

All services performed by, and fees paid to, Pipara for our fiscal years ended December 31, 2024, and 2023 were approved by our Audit Committee. Before Pipara is engaged to perform services, the engagement is approved by our Audit Committee.

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

DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlas Lithium Corporation (ATLX)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Lithium Corporation (ATLX) and its subsidiaries (the ‘Company’) as of December 31, 2024, and 2023, the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2024

Place: Ahmedabad, India

Date: March 14, 2025

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and December 31, 2023

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$15,537,476	$29,549,927
Trade receivable	47,682	-
Inventories	492,812	-
Taxes recoverable	29,431	50,824
Prepaid and other current assets	134,983	113,905
Total current assets	16,242,384	29,714,656
Taxes recoverable	1,704,994	-
Property and equipment, net	38,855,071	13,477,602
Intangible assets, net	399,773	45,777
Right of use assets - operating leases, net	499,605	335,634
Other assets	152,781	-
Total assets	$57,854,608	$43,573,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,001,664	$4,668,857
Derivative liabilities	462,638	1,000,060
Convertible Debt	81,918	67,024
Operating lease liabilities	134,300	127,482
Other current liabilities	8,084	41,596
Total current liabilities	5,688,604	5,905,019
Convertible Debt	9,807,883	9,703,700
Operating lease liabilities	312,918	231,278
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	33,962	58,579
Total liabilities	35,843,367	35,898,576

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of December 31, 2024 and December 31, 2023	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively and 16,014,742 and 12,763,581 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	16,015	12,764
Additional paid-in capital	166,110,916	110,195,978
Accumulated other comprehensive loss	(179,990)	(138,829)
Cumulative Adjustment of the Valuation of Fin. Instruments	(278,820)	-
Accumulated deficit	(144,410,340)	(102,822,123)
Total Atlas Lithium Co. stockholders’ equity	21,257,782	7,247,791
Non-controlling interest	753,459	427,302
Total stockholders’ equity	22,011,241	7,675,093
Total liabilities and stockholders’ equity	$57,854,608	$43,573,669

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Twelve Months Ended December 31, 2024 and 2023

	Twelve months ending December 31
	2024	2023

Gross revenues	$748,654	$-
Sales deductions	$(81,523)	$-
Net revenue	$667,131	$-
Cost of revenue	$(401,437)	$-
Gross profit	$265,694	$-
Operating expenses
General and administrative expenses	15,638,928	9,917,949
Stock-based compensation	25,306,719	15,513,666
Exploration	3,039,881	16,584,296
Other operating expenses	138,411	90,821
Total operating expenses	44,123,939	42,106,732
Loss from operations	(43,858,245)	(42,106,732)
Other expense (income)
Other expense (income)	1,338,370	194,175
Fair value adjustments, net (income)	(419,993)	174,608
Finance costs (revenue)	(382,323)	(485,499)
Total other expense	536,054	(116,716)
Loss before income taxes	(44,394,299)	(41,990,016)
Income taxes	18,923	-
Net loss	(44,413,222)	(41,990,016)
Loss attributable to non-controlling interest	(2,172,026)	(1,221,741)
Net loss attributable to Atlas Lithium Corporation stockholders	$(42,241,196)	$(40,768,275)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(2.91)	$(4.37)

Weighted-average number of common shares outstanding:
Basic and diluted	14,532,206	9,325,177

Comprehensive loss:
Net loss	$(44,413,222)	$(41,990,016)
Foreign currency translation adjustment	(41,161)	(132,193)
Comprehensive loss	(44,454,383)	(42,122,209)
Comprehensive loss attributable to noncontrolling interests	(2,130,865)	(1,354,750)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(42,323,518)	$(40,767,459)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2024 and 2023

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2022	1	$1	214,006	$214	5,110,014	$5,111	$62,063,367	$(6,636)	$-	$(60,391,694)	$(212,239)	$1,458,124

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	2,449,467	2,449	33,147,014	-	-	-	-	33,149,463
Issuance of common stock in connection with purchase of mining rights	-	-	-	-	77,240	77	749,923	-	-	-	-	750,000
Exercise of options into Series D preferred stock	-	-	108,000	108	-	-	2,934	-	-	-	-	3,042
Conversion of Convertible Preferred D stock into Common Stock	-	-	(322,006)	(322)	4,293,409	4,293	-	-	-	-	-	3,971
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	-	(1,662,154)	1,662,154	-
Exercise of warrants	-	-	-	-	446,948	447	(447)	-	-	-	-	-
Exercise of option issued	-	-	-	-	386,503	386	(386)	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	14,233,573	-	-	-	312,842	14,546,415
Change in foreign currency translation	-	-	-	-	-	-	-	(132,193)	-	-	(113,714)	(245,906)
Net loss	-	-	-	-	-	-	-	-	-	(40,768,275)	(1,221,741)	(41,990,016)

Balance, December 31, 2023	1	$1	-	$-	12,763,581	$12,764	$110,195,978	$(138,829)	$-	$(102,822,123)	$427,302	$7,675,093

	Series A Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2023	1	$1	-	$-	12,763,581	$12,764	$110,195,978	$(138,829)	$-	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	2,062,973	2,063	31,313,878	-	-	-	1,600,700	32,916,641
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	36,000	36	398,977	-	-	-	-	399,013
Exercise of warrants					1,115,862	1,116	3,000	-	-	-	-	4,116
Stock based compensation	-	-	-	-	36,326	36	24,199,083	-	-	-	1,788,321	25,987,440
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	-	-	(278,820)	-	-	(278,820)
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	-	-	652,979	(652,979)	-
Change in foreign currency translation	-	-	-	-	-	-	-	(41,161)	-	-	(237,859)	(279,020)
Net loss	-	-	-	-	-	-	-	-	-	(42,241,196)	(2,172,026)	(44,413,222)

Balance, December 31, 2024	1	$1	-	$-	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2024 and 2023

	Twelve months ended	Twelve months ended
	December 2024	December 2023

Cash flows from operating activities of continuing operations:
Net loss	$(44,413,222)	(41,990,016)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	25,306,720	15,513,666
Depreciation and amortization	198,623	24,923
Interest expense	814,646	82,395
Derivative liabilities	2,847	-
Fair value adjustments	(555,780)	174,608
Write off property and equipment	1,331,124	-
Other non-cash expenses	(75,418)	(258,965)
Gain/loss on FOREX transactions	-	-
Changes in operating assets and liabilities:
Inventories and trade receivable	(427,184)	-
Taxes recoverable	(1,683,632)	(50,602)
Deposits and advances	(176,301)	22,743
Accounts payable	1,082,745	564,716
Deferred consideration from royalties sold	-	20,000,000
Other noncurrent liabilities	(190,012)	(46,070)
Net cash provided (used) by operating activities	(18,784,844)	(5,962,602)

Cash flows from investing activities:
Acquisition of capital assets	(22,441,552)	(7,935,894)
Capitalized Exploration costs	(4,496,977)	-
Increase in intangible assets	(405,907)	(34,278)
Net cash used in investing activities	(27,344,436)	(7,970,172)

Cash flows from financing activities:
Net proceeds from sale of common stock	31,919,448	33,156,735
Net proceeds from sale of common stock of subsidiaries	1,000,000	-
Leases payments	(150,953)	-
Cash received upon issuance of debt	-	10,000,024
Cash used in payment of debt	(636,823)	-
Net cash provided by financing activities	32,131,672	43,156,759

Effect of exchange rates on cash and cash equivalents	(14,843)	45,584
Net increase (decrease) in cash and cash equivalents	(14,012,451)	29,269,569
Cash and cash equivalents at beginning of period	29,549,927	280,358
Cash and cash equivalents at end of period	$15,537,476	29,549,927

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2024 and 2023, the consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 32.70% equity interest in Atlas Critical Minerals and its subsidiaries Mineração Apollo Ltda., Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our consolidated financial statements.

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

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new pronouncements that have been issued that might have a material impact on our financial position or results of operations except as noted below:

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. Management does not expect this new guidance to have any impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will analyze the impacts of this update in the upcoming years, and we do not anticipate adopting the update early.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. FASB issued this update to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Management does not expect this new guidance to have any impact on our consolidated financial statements.

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

As of December 31, 2024, and 2023, our derivative liabilities were considered a level 2 liability. See Note 2 for a discussion regarding the determination of the fair market value. We do not have any level 3 assets or liabilities.

Our financial instruments consist of cash and cash equivalents, accounts receivable, taxes recoverable, prepaid and other current assets, accounts payable, debt, related party notes and other payables, derivative instruments, other noncurrent liabilities and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. Our bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to R$250,000 Brazilian Reais (translating into approximately $40,373 as of December 31, 2024).

Trade Receivable

Trade receivable are customer obligations due under normal trade terms which are recorded at net realizable value. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

We value our inventories in accordance with ASC 330 - Inventory, which requires that inventories be valued at the lower of cost or market. The cost of inventories is determined using the weighted average cost method.

Taxes Recoverable

We record a receivable for value added taxes recoverable from Brazilian authorities on goods and services purchased by our Brazilian subsidiaries. These taxes are recoverable through various methods, including via cash refund or as a credit against payroll, supplier withholding taxes, or other taxes payable.

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

The processing plant and other machinery are depreciated over an estimated useful life of ten years; vehicles are depreciated over an estimated life of five years; and computers and other office equipment over an estimated useful life of five years.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2024, and 2023, we did not recognize any impairment losses related to mineral properties held.

Mineral properties are amortized throughout the life of the property based on an units-of-production method.

Intangible Assets

For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Intangible assets consist of software acquired.

Impairment of Intangible Assets with Indefinite Useful Lives

We account for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that intangible assets with indefinite useful lives no longer be amortized but instead be evaluated for impairment at least annually. On an annual basis, in the fourth quarter of the fiscal year, management reviews intangible assets with indefinite useful lives for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of an intangible asset is less than its carrying amount. If it is determined that it is more-likely-than-not that the fair value of an intangible asset is less than its carrying amount, the intangible asset is further tested for impairment by comparing the carrying amount to its estimated fair value using a discounted cash flow. Impairment, if any, is measured as the amount by which an indefinite-lived intangible asset’s carrying amount exceeds its fair value.

Application of impairment tests requires significant management judgment, including the determination of fair value of each indefinite-lived intangible asset. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the entity, composition, or strategy changes affecting the recoverability of asset groups. Judgments applied when performing the quantitative analysis include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each indefinite-lived intangible asset.

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

We have concluded that Atlas Critical Minerals and its subsidiaries are VIEs in accordance with applicable accounting standards and guidance; and although the operations of Atlas Critical Minerals are independent of us, through governance rights, we have the power to direct the activities that are most significant to Atlas Critical Minerals. Therefore, we concluded that we are the primary beneficiary of Atlas Critical Minerals.

Revenue Recognition

We recognize revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer

●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct).

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

The transaction price is allocated to each performance obligation on a relatively standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Costs of Goods Sold

Included within costs of goods sold are costs of production such as diesel fuel, labor, and transportation.

Stock-Based Compensation

We measure and record stock-based compensation expenses in accordance with ASC Topic 718 for share-based payments related to stock options, restricted stock, and performance-based awards granted to certain directors, employees and consultants. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Debt

In accordance with ASC 470, Debt (“ASC 470”) we record our Convertible Notes at the aggregate principal amount, less discount. We amortize the debt discount over the life of the convertible notes as an additional non-cash interest expense utilizing the effective interest method. Refer to Note 2 for additional information.

Derivative Instruments

We evaluate our convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 480 of the FASB ASC and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Foreign Currency

With the exception of Atlas Litio Brasil Ltda, our foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in our consolidated statements of operations were negligible for all periods presented.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2024, and 2023, our deferred tax assets had a full valuation allowance.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have identified the United States Federal tax returns as our “major” tax jurisdiction.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018.

The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain of our foreign subsidiaries as of December 31, 2017. To determine the amount of this transition tax, we must determine the amount of earnings generated since inception by the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. We believe that no such tax will be due since our Brazilian subsidiaries have, when required, paid taxes locally and that they have incurred a cumulative operating deficit since inception.

Basic Income (Loss) Per Share

We compute loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2024, if all holders of preferred stock, options and warrants exercised their right to convert their securities to common stock, the common stock issuable would be in excess of our authorized, but unissued shares of common stock.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of our property and equipment as of December 31, 2024, and 2023:

	December 31, 2024			December 31, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	$10,616	$(165)	$10,451	$-	$-	$-
Machinery and equipment	184,824	(4,024)	180,800	-	-	-
Facilities	14,508	(191)	14,317	-	-	-
Land	4,144,470	-	4,144,470	361,674	-	361,674
Prepaid Assets (CIP)	23,449,896	-	23,449,896	6,046,061	-	6,046,061
Mining rights	6,558,161	-	6,558,161	7,069,867	-	7,069,867
Exploration costs	4,496,976	-	4,496,976	-	-	-
Total fixed assets	$38,859,451	$(4,381)	$38,855,071	$13,477,602	$-	$13,477,602

For the years ended December 31, 2024, and 2023, we recorded depreciation expense of $4,381 and $nil, respectively recorded in general and administrative expense. In December 2024, the Company write off $1.3 million relating the premium paid for an option to acquire two mining rights. Results of geological studies did not achieve the expected results and the Company decided not to exercise the option, derecognizing the amounts recorded for the premium paid. The assets objective of this option do not have any relation with the Company’s Das Neves Project.

Accounts Payable and Accrued Liabilities

	December 31, 2024	December 31, 2023

Accounts payable and other accruals	$5,001,664	$3,588,074
Mineral rights payable	-	1,080,783
Total	$5,001,664	$4,668,857

Leases

Finance Leases

For the reporting period ended December 31, 2024, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

The lease agreements have terms between 2 to 5 years, with the possibility of extending one of the contracts for an additional two years and another for an additional 12 months. The liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be our incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities on January 1, 2024	$358,760
Additions	$313,953
Interest expense	$18,019
Lease payments	$(150,303)
Foreign exchange	(93,211)
Lease liabilities on December 31, 2024	$447,218

Current portion	$134,300
Non-current portion	$312,918

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$158,722
Year 2	$140,464
Year 3	$84,467
Year 4	$79,454
Year 5	$39,727
Total contractual undiscounted cash flows	$502,834

Convertible Debt

	December 31, 2024	December 31, 2023
Due to Nanyang Investment Management Pte Ltd	5,933,866	5,862,434
Due to Jaeger Investments Pty Ltd	1,977,979	1,954,145
Due to Modha Reena Bhasker	988,978	977,072
Due to Clipper Group Limited	988,978	977,072
Total convertible debt	$9,889,801	$9,770,724
Current portion	$81,918	$67,024
Non-current portion	$9,807,883	$9,703,700

On November 7, 2023, we entered into a convertible note purchase agreement (“November 7, 2023, Convertible Note Agreement”) with Mr. Martin Rowley and other investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

-	Maturity date: 36 months from the date of issuance;
-	Principal repayment terms: due on maturity;
-	Interest rate: 6.5% per annum;
-	Interest payment terms: due semiannually in arrears until Maturity, unless converted or redeemed earlier and payable at the election of the holder in cash, in shares of our common stock, or in any combination thereof;
-	Conversion right: the holder retains the right to convert all or any portion of the note into shares of our common stock at the Conversion Price up until the maturity date; and
-	Conversion price: US$28.225/share
-	Redemption right: we retain the right to redeem the convertible notes if and when (i) twelve months have passed since the loan origination and (ii) the volume weighted average price exceeded 125% of the conversion price for 5 trading days within a 20-day trading period. However, if we notify the holder of our election to redeem the convertible note, the holder may then convert immediately at the conversion price.

On November 7, 2023, we issued $10,000,000 in convertible promissory notes under the terms of the November 7, 2023, Convertible Note Agreement, and there were no other purchases and sales of the convertible promissory notes pursuant to the November 7, 2023 Convertible Note Agreement. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below. In the year ended December 31, 2024, we recorded $651,782 in interest expense and $104,183 in accretion expense in the consolidated statement of operations and comprehensive loss ($67,024 and $15,395, for the year ended December 31, 2023).

Derivative Liabilities

	December 31, 2024	December 31, 2023
Derivative liability - conversion feature on the convertible debt	66,310	486,303
Derivative liability - restricted stock awards	121,512	513,757
Derivative liability - Non-Deliverable Forward	274,816	-
Total derivative liabilities	$462,638	$1,000,060

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, we issued convertible promissory notes to Martin Rowley and other investors as further disclosed in Note 2. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated statement of financial position. The derivative liability is measured at fair value through profit or loss.

On origination on November 7, 2023, the fair value of the embedded conversion feature was determined to be $311,695 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	November 7, 2023	November 7, 2023
Number of options	354,297	354,297
Stock price at fair value measurement date	$22.8200	$22.8200
Exercise price	$28.2250	$35.2813
Expected volatility	111.81%	111.81%
Risk-free interest rate	4.64%	4.64%
Dividend yield	0.00%	0.00%
Expected term (years)	3.00	3.00

On December 31, 2024, the fair value of the embedded conversion feature was determined to be $66,310 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	December 31, 2024	December 31, 2024
Number of options	354,297	354,297
Stock price at fair value measurement date	$6.3300	$6.3300
Exercise price	$26.1101	$32.6376
Expected volatility	115.64%	115.64%
Risk-free interest rate	4.25%	4.25%
Dividend yield	0.00%	0.00%
Expected term (years)	1.85	1.85

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of our and our peers’ securities, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the year ended December 31, 2024, we recognized a $419,993 gain on changes in fair value of financial instruments in the consolidated statement of operations and comprehensive loss ($174,608 in the year ended December 31, 2023).

b) Derivative liability – restricted stock unit (“RSU”) awards

On September 30, 2023, we granted RSU awards to one of our executive officers that provide for the issuance of up to a maximum of 1.4% of our common stock outstanding, in seven equal tranches of 0.2% of our common stock outstanding, with an expiry date of December 31, 2026, and market vesting conditions as follows:

-	Tranche 1: when we achieve a $200 million market capitalization
-	Tranche 2: when we achieve a $300 million market capitalization
-	Tranche 3: when we achieve a $400 million market capitalization
-	Tranche 4: when we achieve a $500 million market capitalization
-	Tranche 5: when we achieve a $600 million market capitalization
-	Tranche 6: when we achieve a $700 million market capitalization
-	Tranche 7: when we achieve a $1.0 billion market capitalization

In accordance with FASB ASC 815, these RSU awards were classified as a liability, measured at fair value through profit or loss, and compensation expense is recognized over the expected term.

As of September 30, 2023, the grant date fair value of these awards was $2,517,300, as determined a Monte Carlo Simulation valuation method according to the assumptions disclosed in Note 5. In the year ended December 31, 2023, we recognized $513,757 in stock-based compensation expense in the consolidated statement of operations and comprehensive loss, met the market conditions for Tranche 1 and Tranche 2, and issued 40,533 shares of common stock to the executive officer.

As at December 31, 2024, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these restricted stock awards outstanding was $315,189, as measured using a Monte Carlo Simulation with the following ranges of assumptions: our common stock price on the December 31, 2024 measurement date, expected dividend yield of 0%, expected volatility of 86.37%, risk-free interest rate between a range of 4.25%, and an expected term 24 months. The expected volatilities were based on historical volatilities of the securities of the Company and of our peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

c) Derivative liability - Non-Deliverable Forward

Atlas Litio, a subsidiary of Atlas Lithium, is exposed to foreign-currency exchange-rate fluctuations in the normal course of business considering that portion of expenses are in Brazilian reais (BRL). To mitigate this exposure, the subsidiary utilizes non-deliverable forward foreign-exchange contracts (NDFs), which are designed to offset changes in cash flow attributable to currency exchange movements.

The Company applies hedge accounting in accordance with U.S. GAAP (ASC 815). As a result, these derivative instruments are designated and qualify as cash flow hedges, with the entire gain or loss on the derivative initially recorded in Other Comprehensive Income (OCI). These amounts remain deferred in OCI and are subsequently reclassified into earnings in the same income statement line item as the hedged item when it affects earnings.

Atlas Lithium actively monitors the derivative portfolio of its subsidiary monthly to assess financial results and cash flow implications. These contracts are used strictly for risk management purposes, and neither the subsidiary nor Atlas Lithium engages in speculative transactions. Additionally, these contracts do not contain any credit-risk-related contingent features.

As of December 31, 2024, the fair value of outstanding NDF contracts was recorded as Derivative Liabilities on the balance sheet.

For the year ended December 31, 2024:

●	Unrealized gains/losses from NDF contracts recognized in Other Comprehensive Income (OCI): $278,820

●	Amount reclassified into Finance Costs (Revenue): $33,687

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of December 31, 2024:

Subsidiary	Dates	Derivative Financial	Total Notional	FX rate	Total Notional	Settlement
	Entered into	Instrument	Amounts (USD)	(BRL/USD)	Amounts (BRL)	Dates (Range)

Atlas Litio Brasil Ltda	November, 2024	Forward foreign exchange contracts (USD/BRL)	$4,250,000	5.93	25,198,925	15-Jan-2025 - 15-Sep-2025

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised solely of social contributions and other employee-related costs at our operating subsidiaries located in Brazil. The balance of these employee related costs as of December 31, 2024, and 2023 amounted to $33,962 and $58,579, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock and Amendments

On July 18, 2022, our Board and the holder of the majority voting power of our voting stock (the “Majority Stockholder”) approved a 1-750 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock. As previously reported, on April 21, 2023, the Board authorized and approved the necessary documents and filings with the Secretary of State of the State of Nevada (the “SOS”) to decrease the number of our issued and outstanding shares of common stock and correspondingly decrease the number of authorized shares of common stock, each at a ratio of 1-for-750, retroactively effective as of December 20, 2022. Also on April 21, 2023, the Board and the Majority Stockholder approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 5,333,334 shares to 4,000,000,000 shares retroactively as of December 20, 2022, in accordance with the Board’s and stockholders’ original intent in effecting the Reverse Stock Split.

Further, the Board determined that it was advisable and in our best interest to amend and restate our Articles of Incorporation to decrease the number of shares of authorized common stock to two hundred million (200,000,000) and to amend certain other provisions in our Articles of Incorporation (the “Amended and Restated Articles of Incorporation”). The Board and the Majority Stockholder determined to decrease the number of shares of authorized common stock to reduce the number of shares available for issuance given the negative perception the dilutive effect of having such a large number of shares available for issuance may have on any potential future efforts to attract additional financing. On April 21, 2023, the Board and the Majority Stockholder approved the Amended and Restated Articles of Incorporation. On May 25, 2023, we filed the Amended and Restated Articles of Incorporation with the SOS to effect the changes described above.

On May 25, 2023, we also filed with the SOS a Certificate of Withdrawal of Designation of the Series B Convertible Preferred Stock and a Certificate of Withdrawal of Designation of the Series C Convertible Preferred which were effective as of May 25, 2023.

As of December 31, 2023, and December 31, 2024, we had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

On November 22, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell through Wainwright, acting as agent, up to $25.0 million of shares of our common stock. The issuance and sale, if any, of our common stock under the Agreement will be made pursuant to a prospectus supplement, dated November 22, 2024, to our registration statement on Form S-3, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 25, 2023, which was declared effective on September 18, 2023.

During the year ended December 31, 2024, we sold 191,723 shares under the ATM Agreement for proceeds of $1.3 million, net of commissions and fees.

Series A Preferred Stock

On December 18, 2012, we filed with the SOS a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one outstanding share of our Series A Preferred Stock has been held by our Chief Executive Officer and Chairman, Mr. Fogassa since December 18, 2012.

Year Ended December 31, 2023, Transactions

On January 9, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (the “Representative”), pursuant to which we agreed to sell an aggregate of 675,000 shares of our common stock, to the Representative, at a public offering price of $6.00 per share (the “Offering Price”) in a firm commitment public offering (the “Offering”). We also granted the Representative a 45-day option to purchase up to 101,250 additional shares of our common stock upon the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering (the “Over-Allotment Option”). On January 11, 2023, the Representative delivered its notice to exercise the Over-Allotment Option in full.

The shares of common stock were offered by us pursuant to a registration statement on Form S-1, as amended (File No. 333-262399) filed with the Commission and declared effective on January 9, 2023 (the “Registration Statement”). The consummation of the Offering took place on January 12, 2023 (the “Closing”).

In connection with the Closing, we issued to the Representative, and/or its permitted designees, as a portion of the underwriting compensation payable to the Representative, warrants to purchase an aggregate of 33,750 shares of common stock, equal to 5% of the number of shares of common stock sold in the Offering (excluding the Over-Allotment Option), at an exercise price of $7.50, equal to 125% of the Offering Price (the “Representative’s Warrants”). The Representative’s Warrants are exercisable for a period of five years from the effective date of the Registration Statement, provided that they were subject to a mandatory lock-up for 180 days from the commencement of sales of the Offering in accordance with FINRA Rule 5110(e). Aggregate gross proceeds from the Offering were $4,657,500.

We previously reported it was acquiring five mineral rights totaling 1,090.88 hectares pursuant to a mineral rights purchase agreement entered into on January 19, 2023 (the “Acquisition Agreement”). After a period of preliminary assessment, the counterparty to the agreement and us agreed to revise the terms of the acquisition, following which we ultimately consummated the acquisition of only one mineral right totaling 45.77 hectares. The mineral right is located in the municipalities of Araçuaí and Itinga, in a region known as “Lithium Valley” in the state of Minas Gerais in Brazil. Our obligations under the Acquisition Agreement as revised were:

●	Payment of $400,000, which payment took place on January 19, 2023, and
●	Issuance of $750,000 worth of restricted shares of our common stock which took place on February 1, 2023.

On January 30, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a Regulation S private placement (the “Private Placement”) an aggregate of 640,000 restricted shares of our common stock (the “Shares”). The purchase price for the Shares was $6.25 per share, for total gross proceeds of $4,000,000. The Private Placement transaction closed on February 1, 2023.

On November 29, 2023, we entered into two securities purchase agreements (the “Purchase Agreements”), with certain accredited investors (the “Investors”) pursuant to which we agreed to sell and issue 167,954 shares of our common stock, par value $0.001 per share (the “Registered Shares”) to each Investor in a registered direct offering (the “Registered Offering”) at a purchase price of $29.77 per share. for total gross proceeds of approximately $9.9 million after deducting offering expenses paid by us. The Registered Offering took place on December 6, 2023.

Additionally, during the twelve months ended December 31, 2023, we sold an aggregate of 192,817 shares of our common stock to Triton Funds, LP for total gross proceeds of $1,675,797 pursuant to a Common Stock Purchase Agreement (the “CSPA”) entered into between Triton Funds, LP and us, dated February 26, 2021. For a description of the transactions contemplated under the CSPA, please refer to our Form 8-K filed with the Commission on March 2, 2021.

On May 26, 2023, Mr. Fogassa, our Chief Executive Officer and Chairman, elected to convert 214,006 shares of Series D Convertible Preferred Stock, representing all of his outstanding shares of Series D Convertible Preferred Stock at that time, into shares of common stock. As a result, of such conversion, we issued Mr. Fogassa 2,853,413 new shares of common stock.

On July 18, 2023, we consummated a transaction with four investors, pursuant to which we agreed to issue and sell to such investors an aggregate of 526,317 restricted shares of our common stock in a Regulation S private placement. The purchase price for the shares was $19.00 per share, for total gross proceeds of $10,000,023.

Year Ended December 31, 2024, Transactions

During the year ended December 31, 2024, we issued an aggregate of 3,251,161 new shares of our common stock, including (i) 1,871,250 shares issued to Mitsui & Co. Ltd. (“Mitsui”) for gross proceeds of $30 million and net proceeds of $29.6 million pursuant to a Securities Purchase Agreement dated as of March 28, 2024, (ii) 1,188,188 shares issued to consultants, officers and directors upon vesting of restricted stock units, and (iii) 191,723 shares issued to investors in connection with the ATM Agreement.

2023 Stock Incentive Plan

On May 25, 2023, the Board approved the 2023 Stock Incentive Plan (the “Plan”) which enables the grant of stock options, stock appreciation rights, restricted stock, performance shares, stock unit awards, other stock-based awards, and performance-based cash awards, each of which may be granted separately or in tandem with other awards. The number of shares of our common stock issuable pursuant to Plan is 2,000,000 shares. For a description of the 2023 Stock Incentive Plan, please refer to our Revised Definitive Information Statement on Schedule 14C filed with the Commission on June 5, 2023.

Common Stock Options

During the years ended December 31, 2024, and 2023, we granted options to purchase common stock to officers, consultants and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	December 31, 2024	December 31, 2023
Expected volatility	90.41% – 136.11%	103.60% – 104.80%
Risk-free interest rate	3.78% – 4.79%	3.40% – 3.82%
Stock price on date of grant	$31.28	$7.22 - $19.75
Dividend yield	0.00%	0.00%
Expected term	1-5 years	1.5 years

Changes in common stock options for the years ended December 31, 2024, and 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.40	$776,864
Issued (1)	429,996	0.0077
Exercised (2)	(399,996)	0.0075
Expired	-	-
Forfeited	-	-
Cancelled	(40,000)	20.0000
Outstanding and vested, December 31, 2024	40,667	$0.2041	0.63	$249,122

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	178,672	$0.1219	1.55	$1,228,972
Issued (3)	80,000	13.50
Exercised (4)	(207,141)	1.4151
Expired	(864)	0.7500
Outstanding and vested, December 31, 2023	50,667	$15.9474	2.40	$776,864

1)	In the year ended December 31, 2024, 429,996 common stock options were issued with a grant date fair value of $13,410,147.

2)	In the year ended December 31, 2024, common stock option holders exercised a total 399,996 options at a weighted average exercise price of $0,0075 to purchase 399,996 shares of our common stock. The exercises were paid for with $2,999 in cash proceeds to us. As a result of the options exercised, we issued 399,996 shares of common stock.

(3)	In the year ended December 31, 2023, 80,000 common stock options were issued with a grant date fair value of $446,726.

(4)	In the year ended December 31, 2023, common stock option holders exercised a total 207,141 options at a weighted average exercise price of $1.4151 to purchase 206,599 shares of our common stock. The exercises were paid for with (i) $281,134 in cash proceeds to us and (ii) 542 options conceded in cashless exercises. As a result of the options exercised, we issued 206,599 shares of common stock.

During the year ended December 31, 2024, we recorded $13,410,147 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($446,726, during the year ended December 31, 2023).

Series D Convertible Preferred Stock Options

As of and for the twelve months ended December 31, 2024, we had no Series D Convertible Preferred Stock options outstanding and no shares of Series D Convertible Preferred Stock outstanding. During the twelve months ended December 31, 2023, we granted options to purchase Series D Convertible Preferred Stock to two of our directors. All Series D Convertible Preferred Stock options vested immediately at the grant date and were exercisable for a period of ten years from the date of issuance. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

December 31, 2023
Expected volatility	135.81% – 154.32%
Risk-free interest rate	3.42% – 4.73%
Stock price on date of grant	$7.0000 - $38.8900
Dividend yield	0.00%
Expected term	5 years

Changes in Series D Convertible Preferred Stock options for the years ended December 31, 2023:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price(a)	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	72,000	$0.10	8.94	$6,712,800
Issued (1)	36,000	0.10
Exercised (2)	(108,000)	0.10
Outstanding and vested, December 31, 2023	-	$-	-	$-

(a)	Represents the exercise price required to purchase one share of Series D Convertible Preferred Stock, which is convertible into 13 and 1/3 shares of common stock at any time at the election of the holder.

1)	In the year ended December 31, 2023, 36,000 Series D Convertible Preferred Stock options were issued with a total grant date fair value of $2,507,766,

2)	In the year ended December 31, 2023, Series D Convertible Preferred Stock option holders exercised a total 108,000 options at an exercise price of $0.10 to purchase 108,000 shares of our Series D Convertible Preferred Stock. The exercises were paid for with $10,800 in cash proceeds to us. As a result of the Series D Convertible Preferred Stock options exercised, we issued 108,000 shares of Series D Convertible Preferred Stock. The stockholders of the Series D Stock subsequently converted 108,000 shares of Series D Stock into 1,439,996 shares of common stock.

During the twelve months ended December 31, 2024, we recorded $nil in stock-based compensation expense from Series D Convertible Preferred Stock options in the consolidated statements of operations and comprehensive loss ($$2,507,766, during the twelve months ended December 31, 2023).

Common Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the year ended December 31, 2024, we did not issue common stock purchase warrants. During the year ended December 31, 2023, we issued common stock purchase warrants to investors, finders and brokers in connection with our equity financings. All warrants vest within 180 days of issuance and are exercisable for a period of one to five years from the date of issuance. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

December 31, 2023
Expected volatility	101.39% – 127.17%
Risk-free interest rate	3.43% – 3.83%
Stock price on date of grant	$8.10 - $20.28
Dividend yield	0.00%
Expected term	1.5 to 5 years

Changes in common stock purchase warrants for the years ended December 31, 2024, and 2023 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	55,761	$10.60870	1.34	$1,152,654
Warrants Issued	-	-
Warrants Exercised (1)	(6,667)	7.5000
Warrants Expired (2)	(25,715)	8.0556
Warrants Forfeited	-	-
Warrants Cancelled (2)	(6,711)	23.7500
Outstanding and vested, December 31, 2024	16,668	$10.4999	0.79	$0

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2023	321,770	$12.8634	1.30	$-
Warrants issued (3)	241,435	8.5677
Warrants exercised (4)	(507,444)	8.2857
Outstanding and vested, December 31, 2023	55,761	$10.6087	1.34	$1,152,654

1)	During the twelve months ended December 31, 2024, warrant holders exercised a total 6,667 warrants to purchase 1,376 shares of our common stock. The warrant exercises were executed with an exercise price of $7.50 per share and were paid for with 5,291 warrants conceded in cashless exercises. As a result of the warrants exercised, we issued an aggregate of 1,376 common shares.
2)	During the twelve months ended December 31, 2024, 32,426 warrants were canceled and expired.
3)	The warrants issued in the twelve months ended December 31, 2023, had a total grant date fair value of $2,158,116.
4)	During the year ended December 31, 2023, warrant holders exercised a total 507,444 warrants to purchase 446,948 shares of our common stock. The warrant exercises were executed with exercise prices ranging between $5.1085 and $15.00 per share and were paid for with (i) $1,774,608 in cash proceeds to us and (ii) 60,496 warrants conceded in cashless exercises. As a result of the warrants exercised, we issued 446,948 shares of common stock.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted by us to our officers, consultants and directors of the Company as a form of stock-based compensation. The RSUs are granted with varying immediate-vesting, time-vesting, performance-vesting, and market-vesting conditions as tailored to each recipient. Each RSU represents the right to receive one share of our common stock immediately upon vesting.

Changes in RSUs for the years ended December 31, 2024, and December 31, 2023 were as follows:

Number of Options Outstanding and Vested
Outstanding and vested, January 1, 2024	1,040,017
Granted (1)	714,032
Vested (2)	(749,864)
Expired	-
Forfeited (3)	(371,709)
Cancelled (4)	(60,000)
Outstanding and vested, December 31, 2024	572,476

1)	In the twelve months ended December 31, 2024, 714,032 RSUs were granted to our officers and consultants , with a total grant date fair value of $7,505,400 as measured at $10.51/share, as follows: (i) 390,997 RSUs which immediately vested upon grant; (ii) 87,326 RSUs with time-based vesting over periods ranging from six months to four years; (iii) 65,000 RSUs which vest upon achieving certain price per share of our common stock ranging between $13.50 and $65.00 and (iv) 170,799 RSUs which vest upon achieving certain performance milestones at our Neves Project
2)	In the twelve months ended December 31, 2024, 749,864 RSUs vested and were settled through the issuance of 749,864 shares of common stock.
3)	In the twelve months ended December 31, 2024, 371,709 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants.
4)	In the twelve months ended December 31, 2024, 60,000 RSUs were cancelled without vesting because the performance conditions for vesting were not met.

During the year ended December 31, 2024, we recorded $10,500,496 in stock-based compensation expense from our RSU activity in the period ($9,926,951 during the year ended December 31, 2023). As of December 31, 2024, there were 572,476 RSUs outstanding including rights to receive 22,000 shares of common stock as a result of RSU vesting (December 31, 2023: 1,167,652 RSUs outstanding including rights to receive 115,653 shares of common stock as a result of RSU vesting).

Other stock incentives measured at fair value through profit or loss

As of December 31, 2024, we had certain other outstanding obligations to issue shares of our common stock in case some markets conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of December 31, 2024, we recognized a $121,512 derivative liability and would have been obligated to issue 160,145 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2023: recognized a $513,757 derivative liability relating to 127,535 shares of our common stock that we would have been obligated to issue had the conditions of the stock incentives been met).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The following table summarizes certain of Atlas’s contractual obligations on December 31, 2024 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lithium processing plant construction (1)	$2,912,960	$2,912,960	$-	$-	$-
Total	2,912,960	2,912,960	-	-	-

(1)	Lithium processing plant construction is related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

Please see commitments related to Leases in Note 2.

NOTE 7 - RELATED PARTY TRANSACTIONS

The related party transactions are recorded at the exchange amount transacted as agreed between us and the related party. All the related party transactions have been reviewed and approved by the board of directors.

Our related parties include:

Martin Rowley	Martin Rowley was a senior advisor to us; his service terminated on August 16, 2024. In 2023, we entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors. Martin Rowley is the father of Nicholas Rowley, a former officer.

Jaeger Investments Pty Ltd	Jaeger Investments Pty Ltd is a corporation in which senior advisor, Martin Rowley, is a controlling shareholder.

RTEK International DMCC	RTEK International DMCC is a corporation in which Nicholas Rowley and Brian Talbot, a former officer and director, are controlling shareholders.

Mitsui & Co., Ltd.	Mitsui & Co., Ltd. is a non-controlling shareholder of the Company.

Technical Services Agreement

In July 2023, we entered into a technical service agreement (“Technical Services Agreement”) with RTEK pursuant to which RTEK agreed to provide us certain mining engineering, planning and business development services. Messrs. Nicholas Rowley and Brian Talbot are the founders and principals of RTEK. On March 31, 2024, the Technical Services Agreement was amended and restated (the “Amended and Restated RTEK Agreement”) to reflect that part of the compensation originally scheduled to be paid to RTEK was allocated as compensation for Mr. Talbot in connection with his appointment as director and officer. Under the terms of the Amended and Restated RTEK Agreement, we issued RTEK RSUs for (i) 75,000 (seventy-five thousand) fully paid shares of our common stock vesting on the successful completion of certain performance criteria outlined in the Amended and Restated R-TEK Agreement; RSUs for 100,000 (one hundred thousand) fully paid shares of our common stock vesting upon completion of other identified performance criteria; and RSUs for 100,000 (one hundred thousand) fully paid shares of our common stock vesting upon on the delivery of a working plant as defined in the Amended and Restated RTEK Agreement. Any unvested RSUs shall immediately vest in the event of a Change in Control (as defined in our 2023 Equity Incentive Plan).

On August 16, 2024, the parties further amended and restated the Technical Services Agreement (the “Second A&R RTEK Agreement”) in order to, among other things: (i) revise and amend the Stage Two Budget and revise the terms of service with respect to the Phase Two Services (each, as described in the Second A&R RTEK Agreement); (ii) form an operations committee tasked with ensuring progress toward our goals under such agreement; and (iii) issue to RTEK additional RSUs with aggregate value of up to $5.0 million, subject to RTEK’s achievement of certain milestones and performance criteria.

Convertible Note Purchase Agreement

In November 2023, we entered into a Convertible Note Purchase Agreement with Mr. Martin Rowley relating to the issuance to Mr. Martin Rowley along with other investors, of convertible promissory notes with an aggregate total principal amount of $10.0 million, accruing interest at a rate of 6.5% per annum. Pursuant to the Convertible Note Purchase Agreement, Mr. Martin Rowley, through Jaeger, purchased an aggregate of $1,967,503.0 of the Notes. The Notes will mature in November 2026.

Mitsui & Co. Ltd.

On March 28, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mitsui through which it sold and issued an aggregate of 1,871,250 shares of our common stock in a registered direct offering (the “Mitsui Registered Offering”) at a purchase price of $16.0321 per share. The Purchase Agreement contains customary representations and warranties, covenants and indemnification rights and obligations of the Investor and us. The closing occurred on April 4, 2024. The gross proceeds from the Mitsui Registered Offering were $30.0 million before deducting related offering expenses.

In connection with the closing of the Mitsui Registered Offering, our subsidiary Atlas Brazil and Mitsui entered into an Offtake and Sales Agreement, pursuant to which Atlas Brazil agreed to sell and deliver to the Mitsui, and Mitsui agreed to purchase and take delivery of, (i) the spot quantity of fifteen thousand (15,000) dry metric tons of Atlas Brazil’s product, and, subject to the fulfillment of certain conditions precedent, (ii) up to sixty thousand (60,000) dry metric tons of Atlas Brazil’s product for each year, up to a total of three hundred thousand (300,000) dry metric tons.

The related parties outstanding amounts and expenses at the year ending December 31, 2024, and 2023 are shown below:

	December 31, 2024		December 31, 2023
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International DMCC	$-	$2,844,549	$-	$1,449,000
Jaeger Investments Pty Ltd.	$1,977,979	$130,358	$1,954,145	$13,405
Total	$1,977,979	$2,974,907	$1,954,145	$1,462,405

In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas Lithium and its subsidiaries and among the subsidiaries.

Atlas Critical Minerals Corporation

On December 18, 2024, we entered into an Option Agreement with Atlas Critical Minerals (the “Option Agreement”), pursuant to which we sold to Atlas Critical Minerals an option (the “Option”) to acquire 100% of the equity interests of Brazil Minerals Resources Corporation, a wholly owned subsidiary of us. As consideration for the Option, Atlas Critical Minerals will issue to us 797,957 shares of our common stock, representing $500,000 divided by a value per share of $0.6266. For more information, see “Item 2. Properties.”

During the year ended December 31, 2024, Atlas Critical Minerals granted Mr. Fogassa as contractual compensation options to purchase an aggregate of 210,000 shares of its common stock. The options issued in 2024 were valued at $41,938 in total based on the Black-Scholes option pricing model with the following average assumptions: Atlas Critical Minerals’ stock price on date of grant $0.74 to $1.00, a strike price of $0.01 to $1.00, illiquidity discount of 75%, expected dividend yield of 0%, annualized volatility of 241% to 312%, risk-free interest rate of 3.88% to 4.64%, and an expected term of five to ten years.

On June 26, 2024, Atlas Critical Minerals amended its employment agreement with Mr. Fogassa for its Chief Executive Officer position, effective on July 1, 2024. Per agreement, Mr. Fogassa is entitled to receive monthly compensation of $25,000 to be paid in cash or in shares of Atlas Critical Minerals’ common stock and an annual incentive compensation equivalent to 4% of Atlas Critical Minerals’ outstanding common stock count as of January 1.

One of our directors, Rodrigo Menck, has also served as the Chief Financial Officer of Atlas Critical Minerals since September 2024. In connection with his appointment to that role on September 18, 2024, Mr. Menck was entitled to receive a monthly fee of $15,000 and was granted 50,000 time-based restricted stock units which shall vest in increments of 25% annually over a period of four years from the date of grant.

During the years ended December 31, 2024, and 2023 Atlas Critical Minerals did not issue any warrants.

During the year ended December 31, 2024, Atlas Critical Minerals granted Mr. Fogassa as contractual compensation options to purchase an aggregate of 210,000 shares of its common stock. Such options corresponded to the period between January 1, 2024, to June 30, 2024. The options issued in 2024 were valued at $41,938 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant $0.74 to $1.00, a strike price of $0.01 to $1.00, illiquidity discount of 75%, expected dividend yield of 0%, annualized volatility of 241% to 312%, risk-free interest rate of 3.88% to 4.64%, and an expected term of five to ten years.

During the year ended December 31, 2023, Atlas Critical Minerals granted options to purchase an aggregate of 420,000 shares of its common stock to Mr. Fogassa at prices ranging between $0.01 to $1.00 per share. The options were valued at $115,038 and recorded as stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grant ($0.65 to $2.10), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 268% and 364%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term between 5 and 10 years. During the year ended December 31, 2023, Mr. Fogassa exercised a total 1,115,000 options at a $0.98 weighted average exercise price. These exercises were paid for with 386,420 options conceded in cashless exercises. As a result of the options exercised, Atlas Critical Minerals issued 728,580 shares of its common stock to Mr. Fogassa.

As of December 31, 2024, there were no Atlas Critical Minerals common stock options outstanding held by related parties. As of December 31, 2023, an aggregate 1,210,000 Atlas Critical Minerals common stock options granted to Mr. Fogassa were outstanding with a weighted average life of 8.22 years at an average exercise price of $0.043 and an aggregated intrinsic value of $1,041,300.

During 2023, we acquired 320,700 shares of Atlas Critical Minerals’ common stock at $1.00 per share in satisfaction of existing debt, with all such debt satisfied in 2023.

Apollo Resources Corporation

During the year ended December 31, 2024, Apollo Resources Corporation (“Apollo Resources”) granted Mr. Fogassa as contractual compensation options to purchase an aggregate of 90,000 shares of its common stock. Such options corresponded to the period between January 1, 2024, to June 30, 2024. The options issued in 2024 were valued at $134,407 in total. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on date of grant $6,00, a strike price of $0.01, illiquidity discount of 75%, expected dividend yield of 0%, annualized volatility of 16,61% to 17,41%, risk-free interest rate of 3.88% to 4.64%, and an expected term of five to ten years.

During the year ended December 31, 2023, Apollo Resources granted options to purchase an aggregate of 180,000 shares of its common stock to Mr. Fogassa at a price of $0.01 per share. The options were valued at $197,805 and recorded as stock-based compensation. The options were valued using the Black-Scholes option pricing model with the following average assumptions: our stock price on the date of the grants ($5.00 to $6.00), an illiquidity discount of 75%, expected dividend yield of 0%, historical volatility calculated between 17.41% and 57.96%, risk-free interest rate between a range of 3.42% to 4.73%, and an expected term of 10 years. As of December 31, 2023, an aggregate 405,000 Apollo Resources common stock options were outstanding with a weighted average life of 8.84 years at an average exercise price of $0.01 and an aggregated intrinsic value of $2,425,950.

During 2023, we purchased 527,750 shares of Apollo Resource Corporation common stock at $5.98 per share. We made no such purchases in 2024.

The related party transactions are recorded at the exchange amount transacted as agreed between us and the related party. All the related party transactions have been reviewed and approved by the board of directors. For management compensation details, please refer to Item 11. Executive Compensation.

Merger of Atlas Critical Minerals Corporation and Apollo Resources Corporation

On November 6, 2024, Atlas Critical Minerals and Apollo Resources entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for, among other things, the merger of Apollo Resources with and into Atlas Critical Minerals (the “Merger”), with Atlas Critical Minerals continuing its corporate existence as the surviving corporation. Prior to the Merger, Apollo Resources was a subsidiary of Atlas Lithium.

On November 19, 2024, following satisfaction and/or waiver of the closing conditions in the Merger Agreement, including approval of the transactions contemplated under the Merger Agreement by the requisite vote of the shareholders of Atlas Critical Minerals and Apollo Resources, respectively, the Merger was consummated and Apollo Resources merged with and into Atlas Critical Minerals.

In connection with the consummation of the Merger, each share of outstanding Apollo Resources securities was cancelled and converted into 6.62 shares of Atlas Critical Minerals’ common stock. Immediately following the Merger, the holders of outstanding Apollo Resources securities owned approximately 59.40% of Atlas Critical Minerals’ outstanding securities. Our Chief Executive Officer and Chairman, Mr. Fogassa, who is also the Chief Executive Officer and Chairman of Atlas Critical Minerals, holds 32.7% of Atlas Critical Minerals’ outstanding equity interest following the Merger.

After the Merger, Atlas Critical Minerals’ wholly owned subsidiaries now include Mineração Apollo Ltda (“MAL”), Mineração Duas Barras Ltda (“MDB”) and RST Recursos Minerais Ltda (“RST”).

NOTE 8 – RISKS AND UNCERTAINTIES

Currency Risk

We operate primarily in Brazil which exposes it to currency risks. Our business activities may generate intercompany receivables or payables that are in a currency other than the functional currency of the entity. Changes in exchange rates from the time the activity occurs to the time payments are made may result in us receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to December 31, 2024 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated May 25, 2023. Incorporated by Reference to Exhibit No. 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Second Amended and Restated By-laws of the Company Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filed with the Commission on January 28, 2022.
4.1	Description of Capital Stock. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
4.2	Form of 6.5% Convertible Promissory Note due 2026. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on November 8, 2023.
10.1	2023 Stock Incentive Plan incorporated by reference to Exhibit 1 to the Company’s Definitive Information Statement filed with the Commission on June 2, 2023.#
10.2	Form of Securities Purchase Agreement between the Company and funds managed by Warberg Asset Management LLC (“Warberg Funds”). Incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the Commission on January 28, 2022.
10.3	Form of Securities Purchase Agreement between the Company and investors other than Warberg Funds. Incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the Commission on January 28, 2022.

45

10.4	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the Commission on January 28, 2022.#
10.6	Employment Agreement between the Company and Igor Tkachenko dated September 30, 2023.# Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.#
10.7	Amendment to Employment Agreement dated September 5, 2024, by and between the Company and Igor Tkachenko.*#
10.8	Executive Employment Agreement dated July 23, 2024, by and between the Company and Tiago Moreira de Miranda. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 9, 2024.#
10.9†	Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Yahua International Investment and Development Co., Ltd.. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on December 1, 2023.
10.10†	Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Sheng Wei Zhi Yuan International Limited. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on December 1, 2023.
10.11†	Royalty Purchase Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 2, 2023.
10.12†	Gross Revenue Royalty Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on May 2, 2023.
10.13†	Investor Rights Agreement dated March 27, 2024 by and between the Company and Mitsui & Co. Ltd.. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on April 1, 2024.
10.14†	Offtake and Sales Agreement by and between Atlas Litio Brasil Ltda and Mitsui & Co., Ltd. dated March 27, 2024. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on April 1, 2024.
10.15†	Amended and Restated Technical Services Agreement dated August 15, 2024, by and between the Company and RTEK International DMCC. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on August 22, 2024.
10.16	At the Market Offering Agreement dated November 22, 2024, by and between the Company and H.C. Wainwright & Co., LLC. Incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Commission on November 22, 2024.
19.1	Insider Trading Policy of the Company, dated December 21, 2023.*
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Relating to the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Certain portions of the exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because we customarily and actually treat the redacted information as private or confidential and the omitted information is not material. We agree to furnish on a supplemental basis an unredacted copy of the exhibit and our materiality and privacy or confidentiality analysis to the Securities and Exchange Commission upon its request.
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

We have elected not to provide a summary.

46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Date: March 14, 2025	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer	March 14, 2025
Tiago Miranda	(Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	March 14, 2025
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	March 14, 2025
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	March 14, 2025
Stephen Peterson, CFA

/s/ Rodrigo Menck	Director	March 14, 2025
Rodrigo Menck

47