Form 10-Q
period 2025-03-31
Atlas Lithium Corp
filed 2025-05-09
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were outstanding 17,837,204 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements, including without limitation, statements regarding current expectations, as of the date of this Quarterly Report, about our future results of operations and financial position, our ability to effectively process our minerals and achieve commercial grade at scale; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); uncertainty about our ability to obtain required capital to execute our business plan; our ability to hire and retain required personnel; labor relations; changes in the market prices of lithium and lithium products and demand for such products; geopolitical uncertainties, including tariffs, trade restrictions and other components of U.S. and global trade policy; the uncertainties inherent in exploratory, developmental and production activities, including risks relating to permitting, zoning and regulatory delays related to our projects; uncertainties inherent in the estimation of lithium resources. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance, or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, but are not limited to: unprofitable efforts resulting from the failure to discover mineral deposits or the discovery of mineral deposits that are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to permitting, royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, litigation, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions, geopolitical tensions and trade policies.

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the Securities and Exchange Commission (the “SEC”). Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K for fiscal year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 14, 2025. The risk factors contained in our 2024 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$14,000,031	$15,537,476
Accounts receivable	48,994	47,682
Inventories	417,776	492,812
Taxes recoverable	35,844	29,431
Derivative assets	66,785	-
Prepaid and other current assets	107,806	134,983
Total current assets	14,677,236	16,242,384
Taxes recoverable	1,916,822	1,704,994
Property and equipment, net	43,170,531	38,855,071
Intangible assets, net	377,145	399,773
Right of use assets - operating leases, net	486,752	499,605
Other assets	171,059	152,781
Total assets	$60,799,545	$57,854,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,829,640	$5,001,664
Derivative liabilities	65,030	462,638
Convertible Debt	242,192	81,918
Operating lease liabilities	153,649	134,300
Other current liabilities	8,962	8,084
Total current liabilities	6,299,473	5,688,604
Convertible Debt	9,833,501	9,807,883
Operating lease liabilities	327,718	312,918
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	49,151	33,962
Total liabilities	36,509,843	35,843,367

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively and 17,498,904 and 16,014,742 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17,499	16,015
Additional paid-in capital	176,665,848	166,110,916
Accumulated other comprehensive loss	(171,661)	(179,990)
Cumulative Adjustment of the Valuation of Fin. Instruments	76,395	(278,820)
Accumulated deficit	(152,953,340)	(144,410,340)
Total Atlas Lithium Co. stockholders’ equity	23,634,742	21,257,782
Non-controlling interest	654,960	753,459
Total stockholders’ equity	24,289,702	22,011,241
Total liabilities and stockholders’ equity	$60,799,545	$57,854,608

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

	Three months ending March 31
	2025	2024

Gross revenues	36,425	212,757
Sales deductions	(11,250)	(26,050)
Net revenue	25,175	186,707
Cost of revenue	(87,850)	(102,067)
Gross profit / (loss)	(62,675)	84,640
Operating expenses
General and administrative expenses	4,916,258	3,251,754
Stock-based compensation	4,830,170	6,840,122
Exploration	-	3,170,983
Other operating expenses	14,454	3,601
Total operating expenses	9,760,882	13,266,460
Loss from operations	(9,823,557)	(13,181,820)
Other expense (income)
Other expense	963	2,982
Fair value adjustments, net	(41,633)	(187,489)
Finance costs	430,700	186,883
Total other expense	390,030	2,376
Loss before provision for income taxes	(10,213,587)	(13,184,196)
Income taxes	-	-
Net loss	(10,213,587)	(13,184,196)
Loss attributable to non-controlling interest	(1,196,630)	(220,729)
Net loss attributable to Atlas Lithium Corporation stockholders	$(9,016,957)	$(12,963,467)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.55)	$(1.02)

Weighted-average number of common shares outstanding:
Basic and diluted	16,501,815	12,769,383

Comprehensive loss:
Net loss	$(10,213,587)	$(13,184,196)
Other comprehensive results	462,269	70,026
Comprehensive loss	(9,751,318)	(13,114,170)
Comprehensive loss attributable to noncontrolling interests	(1,097,906)	(27,918)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(8,653,412)	$(13,086,252)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

							Cumulative
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Adjustment of the Valuation of	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Fin. Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2023	1	$1	12,763,581	$12,764	$110,195,978	$(138,829)	$-	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in exchange for consulting, professional and other services	-	-	6,000	6	105,091	-	-	-	-	105,097
Stock based compensation	-	-	-	-	6,102,428	-	-	-	124,505	6,226,933
Change in foreign currency translation	-	-	-	-	-	70,026	-	-	68,305	138,331
Net loss	-	-	-	-	-	-	-	(12,963,467)	(220,729)	(13,184,196)

Balance, March 31, 2024	1	$1	12,769,581	$12,770	$116,403,497	$(68,803)	$-	$(115,785,590)	$399,384	$961,259

							Cumulative
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Adjustment of the Valuation of	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Fin. Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

Issuance of common stock in connection with sales made under private offerings	-	-	1,169,751	1,170	6,653,280	-	-	-	464,000	7,118,449
Exercise of warrants			-	-	-	-	-	-	-	-
Stock based compensation	-	-	314,411	314	3,901,652	-	-	-	1,009,364	4,911,330
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	355,216	-	-	355,216
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	473,957	(473,957)	-
Change in foreign currency translation	-	-	-	-	-	8,329	-	-	98,724	107,053
Net loss	-	-	-	-	-	-	-	(9,016,957)	(1,196,630)	(10,213,587)

Balance, March 31, 2025	1	$1	17,498,904	$17,499	$176,665,848	$(171,661)	$76,395	$(152,953,340)	$654,960	$24,289,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

	Three months ending March 31
	2025	2024

Cash flows from operating activities of continuing operations:
Net loss	$(10,213,587)	(13,184,196)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and services	4,830,170	6,840,202
Depreciation and amortization	74,175	31,912
Loss on inventories revaluation	65,556	-
Interest expense	160,274	202,691
Unwinding of non-current liabilities	33,190	-
Fair value adjustments	(41,633)	(187,489)
Other non-cash expenses	(4,110)	-
Gain/loss on FOREX transactions	239,377	-
Changes in operating assets and liabilities:
Inventories and accounts receivable	25,336	(21,889)
Taxes recoverable	(81,894)	39,825
Deposits and advances	29,455	(30,769)
Accounts payable and accrued expenses	473,926	237,726
Other noncurrent assets and liabilities	6,188	(31,277)
Net cash used by operating activities	(4,403,577)	(6,103,264)

Cash flows from investing activities:
Acquisition of capital assets	(3,177,228)	(5,855,859)
Capitalized exploration costs	(1,035,362)	-
Increase in intangible assets	-	(199,676)
Net cash used in investing activities	(4,212,590)	(6,055,535)

Cash flows from financing activities:
Net proceeds from sale of common stock	6,654,450	-
Proceeds from sale of subsidiary common stock to noncontrolling interests	464,000	-
Cash used in payment of debt	-	-
Lease payments	(40,438)	-
Net cash provided by financing activities	7,078,012	-

Effect of exchange rates on cash and cash equivalents	710	138,337
Net decrease in cash and cash equivalents	(1,537,445)	(12,020,462)
Cash and cash equivalents at beginning of the period	15,537,476	29,549,927
Cash and cash equivalents at end of the period	$14,000,031	17,529,465

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our 2024 Form 10-K, and are expressed in United States dollars. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2024 Form 10-K. For the period ended March 31, 2025 the condensed consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 30.51% equity interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) and its subsidiaries Mineração Apollo Ltda., Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our condensed consolidated financial statements.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories as of March 31, 2025, and December 31, 2024, are comprised of the following:

	March 31, 2025	December 31, 2024
Inventory in transit	321,085	321,085
Quartzite blocks and slabs	162,247	171,727
Loss on inventories revaluation	(65,556)	-
Total	417,776	492,812

Inventory in transit consists primarily of feedstock intended for use in the Company’s production processes related to lithium operations.

Quartzite inventories include blocks and slabs produced through the cutting and polishing of natural quartzite. Both blocks and slabs are actively sold in the market and are therefore classified as finished goods.

Inventories are measured at the lower of cost or net realizable value (NRV). As of March 31, 2025, an inventory write-down of $65,556 was recorded to adjust the carrying value of certain quartzite blocks to their estimated NRV. The NRV adjustment was recognized in the condensed consolidated statements of operations under cost of revenue for the three-month period ended March 31, 2025.

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	29,045	(1,318)	27,727	$10,616	$(165)	$10,451
Machinery and equipment	195,092	(9,099)	185,993	184,824	(4,024)	180,800
Facilities	15,645	(598)	15,047	14,508	(191)	14,317
Land	4,210,828	-	4,210,828	4,144,470	-	4,144,470
Prepaid Assets (CIP)	26,542,827	-	26,542,827	23,449,896	-	23,449,896
Mining rights	6,655,771	-	6,655,771	6,558,161	-	6,558,161
Exploration costs	5,532,338	-	5,532,338	4,496,976	-	4,496,976
Total fixed assets	$43,181,546	$(11,015)	$43,170,531	$38,859,451	$(4,381)	$38,855,071

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

Intangible Assets

Intangible assets consist of the cost of software (implementation of SAP enterprise resource planning software, as well as other software). The carrying value of these intangible assets as of March 31, 2025 and December 31, 2024 were $377,145 and $399,773, respectively.

Accounts Payable and Accrued Expenses

	March 31, 2025	December 31, 2024
Trade payables	$5,560,549	4,779,903
Payroll and social charges	209,224	157,191
Taxes payable	59,867	64,571
Total	$5,829,640	$5,001,664

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended March 31, 2025, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

The lease agreements have terms between two to five years and the liability was measured at the present value of the lease payments discounted using interest rates with a rate of 6.5%, which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2024	$447,218
Increase/Decrease	$32,150
Unwinding of lease liabilities	$7,571
Lease payments	$(40,438)
Foreign exchange	34,866
Lease liabilities at March 31, 2025	$481,367

Current portion	$153,649
Non-current portion	$327,718

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$179,771
Year 2	$164,420
Year 3	$85,681
Year 4	$85,681
Year 5	21,420
Total contractual undiscounted cash flows	$536,973

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	March 31, 2025	December 31, 2024
Due to Nanyang Investment Management Pte Ltd	6,045,402	5,933,866
Due to Jaeger Investments Pty Ltd	2,015,158	1,977,979
Due to Modha Reena Bhasker	1,007,567	988,978
Due to Clipper Group Limited	1,007,566	988,978
Total convertible debt	$10,075,693	$9,889,801
Current portion	$242,192	$81,918
Non-current portion	$9,833,501	$9,807,883

On November 7, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with Jaeger Investments Pty Ltd, an entity controlled by Mr. Martin Rowley, and other investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

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

On November 7, 2023, we issued $10,000,000 in convertible promissory notes under the terms of the November 7, 2023, Convertible Note Purchase Agreement, and there were no other purchases and sales of the convertible promissory notes pursuant to the November 7, 2023 Convertible Note Purchase Agreement. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below. In the three months ended March 31, 2025, the Company recorded $160,274 in interest expense and $25,619 in accretion expense in the condensed consolidated statement of operations and comprehensive loss ($164,024 and $25,903, in the three months ended March 31, 2024).

Derivative Liabilities

	March 31, 2025	December 31, 2024
Derivative assets
Derivative assets - Non-Deliverable Forward	66,785	-
Total derivative assets	66,785	-
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	24,677	66,310
Derivative liability – restricted stock awards	40,353	121,512
Derivative liability - Non-Deliverable Forward	-	274,816
Total derivative liabilities	$65,030	$462,638

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to Jaeger Investments Pty Ltd and other investors. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated balance sheets. The derivative liability is measured at fair value through profit or loss.

At December 31, 2024, the fair value of the embedded conversion feature was determined to be $66,310 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	December 31, 2024	December 31, 2024
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$6.3300	$6.3300
Conversion price	$28.2250	$35.2813
Expected volatility	115.64%	115.64%
Risk-free interest rate	4.25%	4.25%
Dividend yield	0.00%	0.00%
Expected term (years)	1.85	1.85

At March 31, 2025, the fair value of the embedded conversion feature was determined to be $24,677 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	March 31, 2025	March 31, 2025
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$5.1700	$5.1700
Conversion price	$28.2250	$35.2813
Expected volatility	95.36%	95.36%
Risk-free interest rate	3.89%	3.89%
Dividend yield	0.00%	0.00%
Expected term (years)	1.61	1.61

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three months ended March 31, 2025, the Company recognized a $41,633 gain on changes in fair value of financial instruments in the condensed consolidated statement of operations and comprehensive loss ($187,489, in the three months ended March 31, 2024).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of March 31, 2025, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at December 31, 2024, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was $315,189, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the December 31, 2024 measurement date, expected dividend yield of 0%, expected volatility between 71.2% and 82.3%, risk-free interest rate between a range of 5.09% to 5.48%, and an expected term of 2.5 years. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

As at March 31, 2025, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to received restricted stock was $87,479, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the March 31, 2025 measurement date, expected dividend yield of 0%, expected volatility between 63,5% and 81.8%, risk-free interest rate between a range of 3.89% to 4.62%, and an expected term of 3 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

c) Derivative liability - Non-Deliverable Forward

Atlas Brazil, a subsidiary of Atlas Lithium, is exposed to foreign-currency exchange-rate fluctuations in the normal course of business because a portion of its expenses are paid in Brazilian reais (BRL). To mitigate this exposure, Atlas Brazil utilizes non-deliverable forward foreign-exchange contracts (“NDFs”), which are designed to offset changes in cash flow attributable to currency exchange movements.

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

Atlas Lithium actively monitors the derivative portfolio of its subsidiary monthly to assess financial results and cash flow implications. These contracts are used strictly for risk management purposes, and neither Atlas Brazil nor Atlas Lithium engage in speculative foreign-exchange transactions. Additionally, these contracts do not contain any credit-risk-related contingent features.

As of March 31, 2025, the fair value of outstanding NDF contracts was recorded as Derivative assets on the balance sheet.

For the period ended March 31, 2025:

●	Unrealized gains/losses from NDF contracts recognized in Other Comprehensive Income (OCI): $76,395

●	Amount reclassified into Finance Costs (Revenue): $(7,708)

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of March 31, 2025:

	Dates	Derivative Financial	Total Notional	FX rate	Total Notional	Settlement
Subsidiary	Entered Into	Instrument	Amounts (USD)	(BRL/USD)	Amounts (BRL)	Dates (Range)

Atlas Litio Brasil Ltda	November, 2024	Forward foreign exchange contracts (USD/BRL)	$2,750,000	5.97	16,415,700	15-Apr-2025 - 15-Sep-2025

NOTE 3 – DEFERRED OTHER INCOME

On May 2, 2023, the Company and Atlas Brazil entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”). The transaction contemplated under the Purchase Agreement closed simultaneously on May 2, 2023, whereby Atlas Brazil sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the gross revenue (the “Royalty”) to be received by Atlas Brazil from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by Atlas Brazil.

On the same day, Atlas Brazil and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which Atlas Brazil granted LRC the Royalty and undertook to calculate and make royalty payments on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, Atlas Brazil’s right to determine operations, and LRC’s information and audit rights. Under the Royalty Agreement, Atlas Brazil also granted LRC an option to purchase additional royalty interests with respect to certain additional Brazilian mineral rights and properties on the same terms and conditions as the Royalty, at a total purchase price of $5,000,000.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provision for contingencies. The balance of these non-current liabilities as of March 31, 2025, and December 31, 2024, amounted to $49,151 and $33,962, respectively.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2024 and March 31, 2025, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

On November 22, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell through Wainwright, acting as agent, up to $25.0 million of shares of our common stock. The issuance and sale of our common stock under the ATM Agreement are made pursuant to a prospectus supplement, dated November 22, 2024, to our registration statement on Form S-3, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 25, 2023, which was declared effective on September 18, 2023.

During the three months ended March 31, 2025, we sold 1,169,751 shares under the ATM Agreement for proceeds of $6.6 million, net of commissions and fees.

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

Three Months Ended March 31, 2025 Transactions

During the three months ended March 31, 2025, the Company issued an aggregate of 1,484,162 shares of its Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	314,411
Sales of common stock (ATM process)	1,169,751	(*)
Total	1,484,162

(*)	1,169,751 shares of Common Stock were sold through the ATM Agreement for proceeds of $6.6 million, net of commissions and fees.

Common Stock Options

During the three months ended March 31, 2025 and 2024, the Company granted options to purchase common stock to officers and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	March 31, 2025	March 31, 2024
Expected volatility	84,01% – 84.01%	145.69% – 191.10%
Risk-free interest rate	4.57% - 4.57%	3.78% – 4.79%
Stock price on date of grant	$6.97 – $6.97	$31.28 – $31.28
Dividend yield	0.00%	0.00%
Expected term	1 years	1 to 5 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the three months ended March 31, 2025 and 2024 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	$0.2041	3.44	$776,864
Issued (1)	439,996	0.0077
Outstanding and vested, March 31, 2025	480,663	$0.0243	4.88	2,473,327

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.15	$1,228,972
Issued (2)	429,996	0.0077
Outstanding and vested, March 31, 2024	480,664	$1.6879	8.41	$7,488,784

1)	In the three months ended March 31, 2025, 439,996 common stock options were issued with a grant date fair value of $3,066,772.
2)	In the three months ended March 31, 2024, 429,996 common stock options were issued with a grant date fair value of $13,447,502.

During three months ended March 31, 2025, the Company recorded $804,047 in stock-based compensation expense from common stock options in the condensed consolidated statements of operations and comprehensive loss ($3,315,822, during the three months ended March 31, 2024).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the three months ended March 31, 2025, the Company issued common stock purchase warrants to certain investors in connection with the Company’s equity financings. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

March 31, 2025
Expected volatility	85.43% - 85.43%
Risk-free interest rate	4.54% - 4.54%
Stock price on date of grant	$6.45 - $6.45
Dividend yield	0.00%
Expected term	2 years

Changes in common stock purchase warrants for the three months ended March 31, 2025 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	16,668	$10.4999	0.79	$-
Warrants Issued (1)	75,000	$8.1250
Outstanding and vested, March 31, 2025	91,668	$8.5568	1.84	$-

1)	The warrants issued in the three months ended March 31, 2025 had a total grant date fair value of $200,981.

During the three months ended March 31, 2024, the Company did not issue any common stock purchase warrants.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three months ended March 31, 2025, the Company recorded the following as a result of the common stock purchase warrant activity: $200,981 in stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss ($nil, during the three months ended March 31, 2024)

Restricted Stock Units (“RSUs”)

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

Changes in RSUs for the three months ended March 31, 2025 and March 31, 2024 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2025	572,476
Granted (1)	310,911
Vested (2)	(319,911)
Forfeited (3)	(5,000)
Outstanding at March 31, 2025	558,476

Number of RSUs Outstanding
Outstanding at January 1, 2024	1,040,017
Granted (4)	6,000
Vested (5)	(6,000)
Expired or cancelled (6)	(10,000)
Outstanding at March 31, 2024	1,030,017

1)	In the three months ended March 31, 2025, 310,911 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $1,748,315 as measured at an average $5.62/share trailing to the date the RSU was granted, as follows: (i) 295,911 RSUs which immediately vested upon grant and (ii) 15,000 RSUs with time-based vesting of four years.
2)	In the three months ended March 31, 2025, 319,911 RSUs vested and were settled through the issuance of 319,911 shares of common stock.
3)	In the three months ended March 31, 2025, 5,000 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.
4)	6,000 RSUs vested immediately upon grant and were issued with a total grant date fair value of $105,097 as measured at $17.52/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted.
5)	6,000 RSUs vested and were settled through the issuance of 6,000 shares of common stock.
6)	10,000 RSUs were cancelled without vesting because the performance conditions for vesting were not met.

During the three months ended March 31, 2025, the Company recorded $2,896,938 in stock-based compensation expense from the Company’s RSU activity in the period ($2,891,703 during the three months ended March 31, 2024).

Other stock incentives measured at fair value through profit or loss

As of March 31, 2025, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in case some markets conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of March 31, 2025, the Company recognized a $40,353 derivative liability and would have been obligated to issue 160,145 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2024: recognized a $513,757 derivative liability relating to 127,535 shares of common stock that the Company would have been obligated to issue had the conditions of the stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas’s contractual obligations at March 31, 2025 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lithium processing plant construction (1)	$1,138,911	$1,138,911	$-	$-	$-
Total	1,138,911	1,138,911	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

Please see commitments related to Leases in Note 2.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the Board.

The Company’s related parties include:

Martin Rowley	Martin Rowley was a senior advisor to us; his service terminated on August 16, 2024. In 2023, we entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors. Martin Rowley is the father of Nicholas Rowley, a former officer.

Jaeger Investments Pty Ltd (“Jaeger”)	Jaeger Investments Pty Ltd is a corporation in which senior advisor, Mr. Rowley, is a controlling shareholder.

RTEK International DMCC (“RTEK”)	RTEK International DMCC is a corporation in which Nicholas Rowley and Brian Talbot, a former officer and director, are controlling shareholders.

Mitsui & Co., Ltd.	Mitsui & Co., Ltd. is a non-controlling shareholder of the Company.

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

On March 12, 2025, RTEK delivered a letter to the Company (the “RTEK Notice”) purporting to terminate the Agreement due to the Company’s alleged repudiation of its obligations under the Agreement. The Company firmly disagrees with such allegation and at that time regarded the Agreement as in effect.

On March 20, 2025, the Company notified RTEK that it was terminating the Agreement due to RTEK’s failure and inability to perform several of the services required under the Agreement, including the timely delivery of a certain updated study, RTEK’s material breach of the exclusivity provisions of the Agreement, as well as several breaches to the other terms of the Agreement.

The Company does not believe that it will incur any early termination penalties as a result of its termination of the Agreement.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Note Purchase Agreement

In November 2023, the Company entered into a Convertible Note Purchase Agreement with Jaeger Investments Pty Ltd., an entity controlled by Mr. Rowley, relating to the issuance to Jaeger Investments Pty Ltd., along with other experienced lithium investors, of convertible promissory notes with an aggregate total principal amount of $10.0 million, accruing interest at a rate of 6.5% per annum. Pursuant to the Convertible Note Purchase Agreement, Jaeger Investments Pty Ltd. purchased an aggregate of $1,967,503.0 of the Notes. The Notes will mature in November 2026.

The related parties outstanding amounts and expenses as of March 31, 2025 and December 31, 2024 are shown below:

	March 31, 2025		December 31, 2024
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International DMCC	$-	$29,294	$-	$2,844,549
Jaeger Investments Pty Ltd.	$2,015,158	$32,055	$1,977,979	$130,358
Total	$2,015,158	$61,349	$1,977,979	$2,974,907

In the course of preparing condensed consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas and its subsidiaries and among the subsidiaries.

Atlas Critical Minerals Corporation

During the three months ended March 31, 2025, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

Pursuant to the amended and restated employment agreement between Atlas Critical Minerals and Mr. Fogassa, dated June 26, 2024, Atlas Critical Minerals issued 1,333,469 shares of its common stock to Mr. Fogassa during the three months ended March 31, 2025, representing 4% of Atlas Critical Mineral’s total outstanding common stock as of January 1, 2025.

Atlas Critical Minerals issued 144,125 shares of common stock of Atlas Critical Minerals to officers and directors of the Company at a weighted average price of $0.82 per share in settlement of $118,520 in salaries and fees owed to such officers and directors.

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

The Company’s condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the condensed consolidated financial statements. The Company’s foreign subsidiaries translate their financial results from the local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries’ balance sheets in agreement.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to March 31, 2025 to the date these condensed consolidated financial statements were issued, and we have determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

We own 53,942 hectares (539 km2) for lithium in 95 mineral rights (2 in pre-mining concession stage, 85 in exploration stage, and 8 in pre-exploration stage). We believe that we hold the largest portfolio of exploration properties for lithium in Brazil among publicly listed companies.

In addition to our lithium exploration activities, as of March 31, 2025, we also own approximately 30.51% of the shares of common stock of Atlas Critical Minerals Corporation (formerly known as Jupiter Gold Corporation), which trades on the OTC Pink Marketplace operated by OTC Markets Group, Inc. under the symbol JUPGF. Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) is an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. The results of operations of Atlas Critical Minerals are consolidated in our financial statements under generally accepted accounting principles in the U.S. (“U.S. GAAP”). On November 19, 2024, Atlas Critical Minerals consummated a merger with our majority-owned subsidiary, Apollo Resources Corporation, with Atlas Critical Minerals continuing its corporate existence as the surviving corporation (the “Merger”). For more information about the Merger, please refer to our 2024 Form 10-K.

Operational Update

In January 2025, we hired a Project Manager Officer and Vice President of Engineering with decades of experience in multi-billion dollar project design and implementation in the mining industry in Brazil.

In February 2025, our modular dense media separation (“DMS”) lithium processing plant, newly manufactured in South Africa and designed to produce up to 150,000 tons of lithium concentrate per annum (“tpa”), was shipped by cargo vessel to Brazil, arriving in early March 2025. The shipment consisted of 141 containers and ten bulk items comprising all components for assembly of our DMS plant; two additional containers with spare parts are expected to be shipped later in 2025. Our DMS plant represents a cornerstone of our Neves Project, designed to deliver high-quality lithium concentrate to the global market for electric vehicles (“EVs”) and renewable energy storage systems. With worldwide lithium demand growing, we are positioned to emerge as a key contributor to the sustainable energy transition. This milestone marks a significant step in our progression toward becoming the next lithium producer in Brazil’s resource-rich Lithium Valley.

During the first quarter of 2025, we made significant progress towards the advance of our Definitive Feasibility Study (“DFS”) in partnership with SGS Canada Inc. (“SGS”), a globally recognized testing, inspection, and certification company as that we engaged to prepare the DFS. The primary author of the forthcoming DFS, a senior member of SGS, is a “qualified person” for lithium under the definition of Item 1300 of Regulation S-K. During the first quarter of 2025, we also made significant progress on the application process towards permitting additional mining pit areas. As previously reported, since October 2024 we have obtained all permits needed to assemble our DMS plant, mine certain of our mining pit areas, process such material in our plant, and sell any produced commercial lithium concentrate.

Results of Operations

The Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

Net loss for the three months ended March 31, 2025 totaled $10.2 million, compared to net loss of $13.2 million during the three months ended March 31, 2024. The decrease is mainly due to:

●	An increase in General and administrative expenses of approximately $1.7 million compared to the three months ended March 31, 2024, primarily due to: (i) $1.3 million increase in payroll expenses ($2.1 million in 2025 compared to $0.7 million in 2024) driven by team expansion as our Das Neves project progresses; and (ii) higher service costs related to marketing and investor relation activities of $0.5 million ($0.7 million in 2025 compared to $0.2 million in 2024);

●	A decrease of approximately $2.0 million in stock-based compensation expense compared to the three months ended March 31, 2024, corresponding to a reduced fair value of the instruments issued due to the decreased trading price of the Company’s common stock compared to the three months ended March 31, 2024, partially offset by an increase in the number of instruments issued in the three months ended March 31, 2025 compared to the comparable period in 2024; and

●	The absence of exploration cost expenses in the three months ended March 31, 2025, compared to $3.2 million in the three months ended March 31, 2024, as a result of the commencement of capitalizing exploration expenses due to the conclusion of a preliminary economic assessment of the Neves Project in the second quarter of 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $14.0 million and working capital of $8.3 million.

Net cash used by operating activities totaled $4.4 million for the three months ended March 31, 2025, compared to net cash used of $6.1 million during the three months ended March 31, 2024, representing a decrease of $1.7 million. The decrease in net cash used by operating activities was mainly due to commencement of capitalizing exploration expenses, resulting in a $3.2 million positive impact to net cash used by operating activities, partially offset by an increase in general and administrative expenses of $1.7 million due to team expansion and service costs related to marketing activities.

Net cash used in investing activities totaled $4.2 million for the three months ended March 31, 2025, compared to net cash used of $6.1 million during the three months ended March 31, 2024, representing a decrease in cash used of $1.9 million or 30%. The increase reflects essentially:

●	A decrease of $2.6 million in the payments made in connection with the acquisition of our lithium processing plant ($3.1 million in 2025, compared to $5.8 million in 2024) due to the finalization of the fabrication process in 2025;

●	The capitalization of exploration costs incurred during the three months ended March 31, 2025 of $1.0 million. ($nil for the three months ended March 31, 2024); and

●

Reduction of $0.2 million relating to the acquisition of intangible assets: $nil in the three months ended March 31, 2025, compared to $0.2 million for the same period of 2024 due to the implementation of SAP enterprise resource planning software.

Net cash provided by financing activities totaled $7.1 million for the three months ended March 31, 2025, compared to $nil during the three months ended March 31, 2024, representing an increase in cash provided of $7.1 million or 100%. The increase is due to the following financing activities that occurred during the three months ended March 31, 2025:

●	The sale of an aggregate of 1,169,751 shares of our common stock pursuant to the ATM Agreement for proceeds of $6.6 million, net of commissions and fees.

●	Net proceeds of $464,000 arising from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the sales of our equity and the equity of one of our subsidiaries. As of March 31, 2025, we had cash and cash equivalents of $14.0 million and working capital of $8.3 million, compared to cash and cash equivalents $15.5 million and working capital of $10.6 million as of December 31, 2024. We believe our cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the successful installation of our lithium processing facilities, and our ability to attract talent. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Our condensed consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the condensed consolidated financial statements. Our foreign subsidiaries translate their financial results from the local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries’ balance sheets in agreement.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2025 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for fiscal year ended December 31, 2024, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties included in this Quarterly Report and elsewhere in our Annual Report and other SEC filings before you decide to invest in our common stock.

Tariffs, trade restrictions and other changes in international trade policy could adversely affect our business, financial condition and results of operations.

Materials and products imported into the EU, the United States and other countries are subject to import duties. In addition, we cannot predict whether future Brazilian, U.S. or international laws, regulations, trade remedy actions or international agreements may impose additional duties or other restrictions on exports of minerals from Brazil. In recent periods, the U.S. government has announced and, in particular following the U.S. presidential election in November 2024, may continue to announce, various import tariffs on goods imported from certain trade partners, such as the EU and China, which have resulted, and may continue to result, in reciprocal tariffs on goods exported from the United States to such trade partners. For example, on April 2, 2025, the Trump Administration announced sweeping global tariffs, which has resulted in a period of considerable volatility, trade negotiations and consideration of retaliatory trade measures. Then, on April 23, 2025, the U.S. Department of Commerce started an analysis under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) to evaluate the national security impacts of reliance on foreign imports of critical minerals. Such analysis may result in the imposition of tariffs on certain critical mineral imports to the U.S., including lithium. We are unable to predict whether such tariffs would be directed primarily at China, as the global leader of critical mineral exports, or whether exporters of critical minerals from Brazil, including the Company, would be impacted. An escalating global trade war, including tariffs under Section 232 or other trade policies, such as trade restrictions between the United States and China or retaliatory trade measures by global policymakers, could harm our business and growth prospects. Trade barriers and other governmental action related to tariffs or international trade agreements around the world have the potential to decrease demand for our minerals and adversely impact the markets in which we operate. In addition, uncertainty and rapid changes in global trade policy may continue to result in general macroeconomic volatility. Our ability to mitigate the impacts of such trade policies on our business will be limited, and there can be no assurances that such mitigation efforts would be successful. As such, any changes in legislation and government policy by the U.S., China or other critical producers or consumers of critical minerals may have a material adverse effect on our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We consummated the following sales of unregistered securities during the three months ended March 31, 2025, which sales were exempt from registration under the Securities Act upon reliance on Section 4(a)(2) thereof:

●	On January 1, 2025, we issued 40,000 common stock options to certain of our directors as director compensation, consisting of 10,000 common stock options to each of the following: Amb. Roger Noriega, Ms. Cassiopeia Olson, Mr. Rodrigo Menck, and Mr. Stephen R. Petersen.

●	On January 29, 2025, we issued 75,000 common stock purchase warrants to certain investors in connection with the Company’s equity financing activities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	May 9, 2025
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	May 9, 2025
Tiago Miranda	Accounting Officer)

