Form 10-Q
period 2025-06-30
Atlas Lithium Corp
filed 2025-08-04
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were outstanding 19,582,473 shares of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$13,864,963	$15,537,476
Accounts receivable	-	47,682
Inventories	445,250	492,812
Taxes recoverable	31,901	29,431
Derivative assets	427,222	-
Prepaid and other current assets	87,833	134,983
Total current assets	14,857,169	16,242,384
Taxes recoverable	2,160,833	1,704,994
Property and equipment, net	45,319,972	38,855,071
Intangible assets, net	354,516	399,773
Right of use assets - operating leases, net	444,008	499,605
Other assets	179,996	152,781
Total assets	$63,316,494	$57,854,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,603,653	$5,001,664
Derivative liabilities	18,420	462,638
Convertible Debt	81,918	81,918
Operating lease liabilities	168,667	134,300
Other current liabilities	9,238	8,084
Total current liabilities	6,881,896	5,688,604
Convertible Debt	9,859,405	9,807,883
Operating lease liabilities	300,452	312,918
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	31,425	33,962
Total liabilities	37,073,178	35,843,367

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively and 18,842,286 and 16,014,742 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	18,842	16,015
Additional paid-in capital	183,186,939	166,110,916
Accumulated other comprehensive loss	(148,976)	(179,990)
Cumulative Adjustment of the Valuation of Fin. Instruments	427,428	(278,820)
Accumulated deficit	(158,474,836)	(144,410,340)
Total Atlas Lithium Co. stockholders’ equity	25,009,398	21,257,782
Non-controlling interest	1,233,918	753,459
Total stockholders’ equity	26,243,316	22,011,241
Total liabilities and stockholders’ equity	$63,316,494	$57,854,608

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2025 and 2024

	Three months ending June 30		Six months ending June 30
	2025	2024	2025	2024

Gross revenues	42,991	202,275	79,416	415,032
Sales deductions	(11,186)	(19,487)	(22,436)	(40,924)
Net revenue	31,805	182,788	56,980	374,108
Cost of revenue	(50,028)	(91,786)	(137,878)	(193,852)
Gross profit (loss)	(18,223)	91,002	(80,898)	180,256
Operating expenses
General and administrative expenses	4,522,404	4,565,336	9,438,662	7,817,090
Stock-based compensation	1,577,716	4,972,562	6,407,886	11,812,684
Exploration	-	-	-	3,170,983
Other operating expenses	4,113	99,268	18,567	102,869
Total operating expenses	6,104,233	9,637,166	15,865,115	22,903,626
Loss from operations	(6,122,456)	(9,546,164)	(15,946,013)	(22,723,370)
Other expense (income)
Other expense (income)	(495)	10,007	468	12,989
Fair value adjustments, net	(17,607)	(124,228)	(59,240)	(311,717)
Finance costs	175,326	515,145	606,026	702,029
Total other expense	157,224	400,924	547,254	403,301
Loss before provision for income taxes	(6,279,680)	(9,947,088)	(16,493,267)	(23,126,671)
Income taxes	-	6,220	-	10,833
Net loss	(6,279,680)	(9,953,308)	(16,493,267)	(23,137,504)
Loss attributable to non-controlling interest	(720,447)	(781,948)	(1,917,077)	(1,002,677)
Net loss attributable to Atlas Lithium Corporation stockholders	$(5,559,233)	$(9,171,360)	$(14,576,190)	$(22,134,827)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.31)	$(0.67)	$(0.84)	$(1.61)

Weighted-average number of common shares outstanding:
Basic and diluted	18,004,362	13,721,860	17,257,239	13,721,662

Comprehensive loss:
Net loss	$(6,279,680)	$(9,953,308)	$(16,493,267)	$(23,137,504)
Other comprehensive results	392,850	574,752	877,798	644,778
Comprehensive loss	(5,886,830)	(9,378,556)	(15,615,469)	(22,492,726)
Comprehensive loss attributable to noncontrolling interests	(677,779)	(613,879)	(1,776,541)	(641,798)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(5,209,051)	$(8,764,677)	$(13,838,928)	$(21,850,928)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Non controlling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, March 31, 2024	1	$1	12,769,581	$12,770	$116,403,497	$(68,803)	$-	$(115,785,590)	$399,384	$961,259

Issuance of common stock in connection with sales	-	-	1,871,250	1,871	29,998,127	-	-	-	449,450	30,449,449
made under privante offerings
Stock based compensation	-	-	183,861	184	5,563,094	-	-	-	235,069	5,798,347
Change in foreign currency translation	-	-	-	-	-	213,872	-	-	292,574	506,446
Net loss	-	-	-	-	-	-	-	(9,171,360)	(781,948)	(9,953,308)

Balance, June 30, 2024	1	$1	14,824,692	$14,825	$151,964,718	$145,069	$-	$(124,956,950)	$594,528	$27,762,191

Balance, March 31, 2025	1	$1	17,498,904	$17,499	$176,665,848	$(171,661)	$76,395	$(152,953,340)	$654,960	$24,289,702

Issuance of common stock in connection with sales made	-	-	1,298,751	1,298	5,261,848	-	-	-	947,899	6,211,045
under private offerings
Exercise of warrants			-	-	-	-	-	-	-	-
Stock based compensation	-	-	44,631	45	1,259,243	-	-	-	347,431	1,606,719
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	351,033	-	-	351,033
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	37,737	(37,737)	-
Change in foreign currency translation	-	-	-	-	-	22,685	-	-	41,812	64,497
Net loss	-	-	-	-	-	-	-	(5,559,233)	(720,447)	(6,279,680)

Balance, June 30, 2025	1	$1	18,842,286	$18,842	$183,186,939	$(148,976)	$427,428	$(158,474,836)	$1,233,918	$26,243,316

For the Six Months Ended June 30, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Non controlling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2023	1	$1	12,763,581	$12,764	$110,195,978	$(138,829)	$-	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in connection with sales	-	-	1,871,250	1,871	29,998,127	-	-	-	449,450	30,449,449
made under privante offerings
Issuance of common stock in exchange for consulting,	-	-	6,000	6	105,091	-	-	-	-	105,097
professional and other services
Stock based compensation	-	-	183,861	184	11,665,522	-	-	-	359,574	12,025,280
Change in foreign currency translation	-	-	-	-	-	283,898	-	-	360,879	644,778
Net loss	-	-	-	-	-	-	-	(22,134,827)	(1,002,677)	(23,137,504)

Balance, June 30, 2024	1	$1	14,824,692	$14,825	$151,964,718	$145,069	$-	$(124,956,950)	$594,528	$27,762,191

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

Issuance of common stock in connection with sales made	-	-	2,468,502	2,468	11,915,128	-	-	-	1,411,899	13,329,495
under private offerings										-
Exercise of warrants			-	-	-	-	-	-	-	-
Stock based compensation	-	-	359,042	359	5,160,895	-	-	-	1,356,795	6,518,049
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	706,248	-	-	706,248
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	511,694	(511,694)	-
Change in foreign currency translation	-	-	-	-	-	31,014	-	-	140,536	171,550
Net loss	-	-	-	-	-	-	-	(14,576,190)	(1,917,077)	(16,493,267)

Balance, June 30, 2025	1	$1	18,842,286	$18,842	$183,186,939	$(148,976)	$427,428	$(158,474,836)	$1,233,918	$26,243,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

	Six months ending June 30
	2025	2024

Cash flows from operating activities of continuing operations:
Net loss	$(16,493,267)	(23,137,504)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	6,407,886	11,812,684
Depreciation and amortization	146,520	65,024
Interest expense	322,330	443,956
Unwinding of non-current liabilities	66,658	-
Fair value adjustments	(59,035)	(311,717)
Other non cash expenses	(11,318)	-
Gain/loss on FOREX transactions	350,481	-
Changes in operating assets and liabilities:
Inventories and accounts receivable	115,468	(150,663)
Taxes recoverable	(214,572)	39,824
Prepaid and other current assets	50,832	(35,241)
Accounts payable and accrued expenses	1,024,768	66,114
Other noncurrent assets and liabilities	(13,744)	(84,698)
Net cash provided (used) by operating activities	(8,306,993)	(11,292,221)

Cash flows from investing activities:
Acquisition of capital assets	(4,727,445)	(13,970,339)
Capitalized Exploration costs	(1,562,917)	(2,443,616)
Increase in intangible assets	-	(363,156)
Net cash used in investing activities	(6,290,362)	(16,777,111)

Cash flows from financing activities:
Net proceeds from sale of common stock	11,917,596	30,000,000
Proceeds from sale of subsidiary common stock to noncontrolling interests	1,411,899	449,450
Cash used in payment of debt	(322,330)	(309,152)
Leases payments	(84,033)	-
Net cash provided by financing activities	12,923,132	30,140,298

Effect of exchange rates on cash and cash equivalents	1,710	646,837
Net increase (decrease) in cash and cash equivalents	(1,672,513)	2,717,803
Cash and cash equivalents at beginning of period	15,537,476	29,549,927
Cash and cash equivalents at end of period	$13,864,963	32,267,730

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

Basis of Presentation and Principles of Consolidation

The unaudited interim financial information presented in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our 2024 Form 10-K, and are expressed in United States dollars. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2024 Form 10-K. For the period ended June 30, 2025 the condensed consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 30.11% equity interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) and its subsidiaries Mineração Apollo Ltda., Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our condensed consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

The Company has one reportable segment: mining. The mining segment is composed of several mining projects, being all of them located in Brazil. Currently the Company has projects in development phase, with special focus to the Neves Lithium Project, and generates revenue solely from its operating Quartzite project. The other mining projects are in exploration phase.

The accounting policies of the mining segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker (CODM) of the mining segment is the Company’s chief executive officer. The CODM regularly reviews the revenue, significant expenses categories – including exploration and evaluation costs and capitalized expenses – and general and administrative expenses. The significant expenses (including capitalized expenses) on which the CODM relies are those that are reported on the condensed consolidated balance sheet and statements of operations and comprehensive loss. Total segment assets as of June 30, 2025, were $63,316,494, primarily consisting of mineral rights, capitalized exploration and evaluation costs and equipment acquisitions for the Neves Project.

All of the long-lived assets are located in Brazil and revenues were exclusively generated by the Company’s Quartzite operations. For the six-month period ended June 30, 2025, the Company had 4 customers accounting for more than 10% of the Company’s revenue each (the combination of them represented 95%).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements other than those described in our 2024 Form 10-K that have been issued that might have a material impact on its financial position or results of operations.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories as of June 30, 2025, and December 31, 2024, are comprised of the following:

	June 30, 2025	December 31, 2024
Materials and supplies	395,445	321,085
Quartzite blocks and slabs	49,805	171,727
Total	445,250	492,812

Materials and supplies consists primarily of feedstock intended for use in the Company’s production processes related to lithium operations.

Quartzite inventories June 30, 2025 only contain slabs produced through the cutting and polishing of natural quartzite. Slabs are actively sold in the market and classified as finished goods.

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	29,368	(2,803)	26,565	$10,616	$(165)	$10,451
Machinery and equipment	202,501	(14,542)	187,959	184,824	(4,024)	180,800
Facilities	16,462	(1,040)	15,422	14,508	(191)	14,317
Land	4,341,445	-	4,341,445	4,144,470	-	4,144,470
Prepaid Assets (CIP)	27,962,399	-	27,962,399	23,449,896	-	23,449,896
Mining rights	6,726,289	-	6,726,289	6,558,161	-	6,558,161
Exploration costs	6,059,893	-	6,059,893	4,496,976	-	4,496,976
Total fixed assets	$45,338,357	$(18,385)	$45,319,972	$38,859,451	$(4,381)	$38,855,071

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

Intangible Assets

Intangible assets consist of the cost of software (implementation of SAP enterprise resource planning software, as well as other software). The carrying value of these intangible assets as of June 30, 2025 and December 31, 2024 were $354,516 and $399,773, respectively.

Accounts Payable and Accrued Expenses

	June 30, 2025	December 31, 2024
Trade payables	$6,317,257	4,779,903
Payroll and social charges	260,818	157,191
Taxes payable	25,578	64,571
Total	$6,603,653	$5,001,664

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended June 30, 2025, no financial leases meeting the criteria outlined in ASC 842 have been identified.

Operating Leases

Right of use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The ROU and lease liabilities are primarily related to the Company’s offices in Belo Horizonte and Araçuaí and Geology sheds leased from third parties.

The lease agreements have terms between two to five years and the liability was measured at the present value of the lease payments discounted using interest rates with a rate of 6.5%, which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2024	$447,218
Increase/Decrease	$32,150
Unwinding of lease liabilities	$15,136
Lease payments	$(84,034)
Foreign exchange	58,648
Lease liabilities at June 30, 2025	$469,119

Current portion	$168,667
Non-current portion	$300,452

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$193,566
Year 2	$145,952
Year 3	$90,158
Year 4	$90,158
Total contractual undiscounted cash flows	$519,834

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	June 30, 2025	December 31, 2024
Due to Nanyang Investment Management Pte Ltd	5,964,780	5,933,866
Due to Jaeger Investments Pty Ltd	1,988,283	1,977,979
Due to Modha Reena Bhasker	994,130	988,978
Due to Clipper Group Limited	994,130	988,978
Total convertible debt	$9,941,323	$9,889,801
Current portion	$81,918	$81,918
Non-current portion	$9,859,405	$9,807,883

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

On November 7, 2023, we issued $10,000,000 in convertible promissory notes under the terms of Convertible Note Purchase Agreement, and there were no other purchases and sales of the convertible promissory notes pursuant to the Convertible Note Purchase Agreement. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below.

In the three and six months ended June 30, 2025, the Company recorded $162,055 and $322,330 in interest expense and $25,903 and $51,522 in accretion expense in the condensed consolidated statement of operations and comprehensive loss ($162,055 and $324,110, in interest expenses and $25,903 and $51,806 in accretion expense in the three and six months ended June 30, 2024).

Derivative Liabilities

	June 30, 2025	December 31, 2024
Derivative assets
Derivative assets - Non-Deliverable Forward	427,222	-
Total derivative assets	427,222	-
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	7,070	66,310
Derivative liability – restricted stock awards	11,350	121,512
Derivative liability - Non-Deliverable Forward	-	274,816
Total derivative liabilities	$18,420	$462,638

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

At June 30, 2025, the fair value of the embedded conversion feature was determined to be $7,070 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	June 30, 2025	June 30, 2025
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$3.7800	$3.7800
Conversion price	$28.2250	$35.2813
Expected volatility	89.83%	89.83%
Risk-free interest rate	3.96%	3.96%
Dividend yield	0.00%	0.00%
Expected term (years)	1.36	1.36

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three and six months ended June 30, 2025, the Company recognized a $17,067 and a $59,240 gain on changes in fair value of financial instruments in the condensed consolidated statement of operations and comprehensive loss ($124,228 and $311,717 in the three and six months ended June 30, 2024).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of June 30, 2025, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at June 30, 2025, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to received restricted stock was $21,101, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the June 30, 2025 measurement date, expected dividend yield of 0%, expected volatility between 68.9% and 82.1%, risk-free interest rate between a range of 3.72% to 4.41%, and an expected term of 3 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

c) Derivative asset - Non-Deliverable Forward

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

As of June 30, 2025, the fair value of outstanding NDF contracts was recorded as Derivative assets on the balance sheet.

For the period ended June 30, 2025:

●	Unrealized gains from NDF contracts recognized in Other Comprehensive Income (OCI): $427,428

●	Amount reclassified into Finance Costs (Revenue): $(86,581)

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of June 30, 2025:

	Dates	Derivative Financial	Total Notional	FX rate	Total Notional	Settlement
Subsidiary	Entered Into	Instrument	Amounts (USD)	(BRL/USD)	Amounts (BRL)	Dates (Range)

Atlas Litio Brasil Ltda	November, 2024	Forward foreign exchange contracts (USD/BRL)	$1,250,000	6.02	7,518,850	15-Jul-2025 - 15-Sep-2025
Atlas Litio Brasil Ltda	April, 2025	Forward foreign exchange contracts (USD/BRL)	$3,000,000	6.26	18.783.050	30-Sep-2025 - 15-Mar-2026

NOTE 3 – DEFERRED OTHER INCOME

On May 2, 2023, the Company and Atlas Brazil entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”). The transaction contemplated under the Purchase Agreement closed simultaneously on May 2, 2023, whereby Atlas Brazil sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the gross revenue (the “Royalty”) to be received by Atlas Brazil from the sale of products from certain 19 mineral rights and properties that are located in Brazil and held by Atlas Brazil. Deferred income recognized will be charged to profit and loss on a units-of-sale basis in accordance with the sales of the spodumene produced in mineral rights objective of the Purchase Agreement.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provision for contingencies. The balance of these non-current liabilities as of June 30, 2025, and December 31, 2024, amounted to $31,425 and $33,962, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2024 and June 30, 2025, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

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

During the three and six months ended June 30, 2025, we sold 1,298,751 and 2,468,502 shares, respectively, under the ATM Agreement, generating net proceeds of $5.2 million and $11.9 million, after deducting commissions and fees.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Six Months Ended June 30, 2024 Transactions

During the six months ended June 30, 2024, the Company issued 2,061,111 new shares of Common Stock, including (i) 1,871,250 shares issued to an accredited investor for gross proceeds of $30,000,000 pursuant to a March 28, 2024 subscription agreement with Mitsui & Co., Ltd. (“Mitsui”), and (ii) 189,861 shares issued to consultants, officers and directors upon vesting of restricted stock units.

Six Months Ended June 30, 2025 Transactions

During the six months ended June 30, 2025, the Company issued an aggregate of 2,827,544 shares of its Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	359,042
Sales of common stock (ATM process)	2,468,502	(*)
Total	2,827,544

(*)	2,468,502 shares of Common Stock were sold through the ATM Agreement for proceeds of $11.9 million, net of commissions and fees.

Common Stock Options

During the six months ended June 30, 2025 and 2024, the Company granted options to purchase Common Stock to officers and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	June 30, 2025	June 30, 2024
Expected volatility	84,01% – 84.01%	90.41% – 136.11%
Risk-free interest rate	4.57% - 4.57%	3.78% – 4.79%
Stock price on date of grant	$6.97 – $6.97	$31.28 – $31.28
Dividend yield	0.00%	0.00%
Expected term	1 year	1 to 5 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the six months ended June 30, 2025 and 2024 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	$0.2041	3.44	$249,122
Issued (1)	439,996	0.0077
Outstanding and vested, June 30, 2025	480,663	$0.0243	4.88	1,804,206

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.40	$776,864
Issued (2)	429,996	0.0077
Outstanding and vested, June 30, 2024	480,664	$1.6879	8.16	$4,562,782

1)	In the six months ended June 30, 2025, 439,996 common stock options were issued with a grant date fair value of $3,066,772.
2)	In the six months ended June 30, 2024, 429,996 common stock options were issued with a grant date fair value of $13,447,502.

During three and six months ended June 30, 2025, the Company recorded $766,693 and $1,570,740 in stock-based compensation expense from common stock options in the condensed consolidated statements of operations and comprehensive loss ($3,352,664 and $6,668,487, during the three and six months ended June 30, 2024).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the six months ended June 30, 2025, the Company issued common stock purchase warrants to certain investors in connection with the Company’s equity financings. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

June 30, 2025
Expected volatility	85.43% - 85.43%
Risk-free interest rate	4.54% - 4.54%
Stock price on date of grant	$6.45 - $6.45
Dividend yield	0.00%
Expected term	2 years

Changes in common stock purchase warrants for the six months ended June 30, 2025 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	16,668	$10.4999	0.79	$-
Warrants Issued (1)	75,000	$8.1250
Outstanding and vested, June 30, 2025	91,668	$8.5568	1.84	$-

1)	The warrants issued in the Six months ended June 30, 2025 had a total grant date fair value of $200,981.

During the six months ended June 30, 2024, the Company did not issue any common stock purchase warrants.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three and six months ended June 30, 2025, the Company recorded the following as a result of the common stock purchase warrant activity: $200,981 and $nil in stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss ($nil and $nil, during the three and six months ended June 30, 2024)

Restricted Stock Units (“RSUs”)

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

Changes in RSUs for the six months ended June 30, 2025 and June 30, 2024 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2025	572,476
Granted (1)	351,042
Vested (2)	(379,042)
Forfeited (3)	(8,750)
Outstanding at June 30, 2025	535,726

Number of RSUs Outstanding
Outstanding at January 1, 2024	1,040,017
Granted (4)	45,306
Vested (5)	(188,461)
Expired or cancelled (6)	(10,000)
Outstanding at June 30, 2024	886,862

1)	In the six months ended June 30, 2025, 351,042 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $1,915,753 as measured at an average $5.46/share trailing to the date the RSU was granted, as follows: (i) 326,042 RSUs which immediately vested upon grant and (ii) 25,000 RSUs with time-based vesting of four years.
2)	In the six months ended June 30, 2025, 379,042 RSUs vested and were settled through the issuance of 379,042 shares of common stock.
3)	In the six months ended June 30, 2025, 8,750 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.
4)	45,306 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $895,236 as measured at $19.76 per share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 27,980 RSUs which immediately vested upon grant and (ii) 17,326 RSUs with time-based vesting in equal monthly installments over six months.
5)	188,461 RSUs vested and were settled through the issuance of 188,461 shares of common stock.
6)	10,000 RSUs were cancelled without vesting because the performance conditions for vesting were not met.

During the three and six months ended June 30, 2025, the Company recorded $492,565 and $3,389,533 in stock-based compensation expense from the Company’s RSU activity in the period ($2,210,613 and $5,102,316 during the three and six months ended June 30, 2024).

Other stock incentives measured at fair value through profit or loss

As of June 30, 2025, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in the event certain market conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of June 30, 2025, the Company recognized a $11,350 derivative liability and would have been obligated to issue 188,035 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met As of December 31, 2024, we recognized a $121,512 derivative liability and would have been obligated to issue 160,145 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas’s contractual obligations at June 30, 2025:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lithium processing plant construction (1)	$1,335,700	$1,335,700	$-	$-	$-
Total	1,335,700	1,335,700	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

Please see commitments related to Leases in Note 2.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions are recorded at the exchange amount transacted as agreed between the Company and the related party. All the related party transactions have been reviewed and approved by the Board.

The Company’s related parties include:

Martin Rowley	Martin Rowley was a senior advisor to us; his service terminated on August 16, 2024. In 2023, we entered into a Convertible Note Purchase Agreement with Martin Rowley relating to the issuance to Martin Rowley along with other experienced lithium investors. Martin Rowley is the father of Nicholas Rowley, a former officer.

Jaeger Investments Pty Ltd (“Jaeger”)	Jaeger is a corporation in which senior advisor, Mr. Rowley, is a controlling shareholder.

RTEK International DMCC (“RTEK”)	RTEK is a corporation in which Nicholas Rowley and Brian Talbot, a former officer and director, are controlling shareholders.

Mitsui & Co., Ltd.	Mitsui & Co., Ltd. is a non-controlling shareholder of the Company.

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

On March 12, 2025, RTEK delivered a letter to the Company (the “RTEK Notice”) purporting to terminate the Second A&R RTEK Agreement due to the Company’s alleged repudiation of its obligations under the agreement. The Company firmly disagrees with such allegation and at that time regarded the agreement as in effect.

On March 20, 2025, the Company notified RTEK that it was terminating the agreement due to RTEK’s failure and inability to perform several of the services required under the agreement, including the timely delivery of a certain updated study, RTEK’s material breach of the exclusivity provisions of the Agreement, as well as several breaches to the other terms of the Second A&R RTEK Agreement.

The Company does not believe that it will incur any early termination penalties as a result of its termination of the Second A&R RTEK Agreement.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Note Purchase Agreement

In November 2023, the Company entered into a Convertible Note Purchase Agreement with Jaeger, relating to the issuance to Jaeger along with other experienced lithium investors, of convertible promissory notes with an aggregate total principal amount of $10.0 million, accruing interest at a rate of 6.5% per annum. Pursuant to the Convertible Note Purchase Agreement, Jaeger purchased an aggregate of $1,967,503.0 of the Notes. The Notes will mature in November 2026.

The related parties outstanding amounts and expenses as of June 30, 2025 and December 31, 2024 are shown below:

	June 30, 2025		December 31, 2024
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International DMCC	$-	$29,294	$-	$2,844,549
Jaeger Investments Pty Ltd.	$1,988,283	$64,467	$1,977,979	$130,358
Total	$1,988,283	$93,761	$1,977,979	$2,974,907

In the course of preparing condensed consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas and its subsidiaries and among the subsidiaries.

Atlas Critical Minerals Corporation

During the six months ended June 30, 2025, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

Pursuant to the amended and restated employment agreement between Atlas Critical Minerals and Mr. Fogassa, dated June 26, 2024, Atlas Critical Minerals issued 1,365,387 shares of its common stock to Mr. Fogassa during the six months ended June 30, 2025, representing 4% of Atlas Critical Mineral’s total outstanding common stock as of January 1, 2025.

Atlas Critical Minerals issued 438,168 shares of common stock of Atlas Critical Minerals to officers and directors of the Company at a weighted average price of $0.81 per share in settlement of $356,451 in salaries and fees owed to such officers and directors due to their services provided to Atlas Critical Minerals.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to June 30, 2025 to the date these condensed consolidated financial statements were issued, and we have determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

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

In addition to our lithium exploration activities, as of June 30, 2025, we also own approximately 30.11% of the shares of common stock of Atlas Critical Minerals Corporation (formerly known as Jupiter Gold Corporation), which trades on the OTC QB operated by OTC Markets Group, Inc. under the symbol JUPGF. Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) is an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. The results of operations of Atlas Critical Minerals are consolidated in our financial statements under generally accepted accounting principles in the U.S. (“U.S. GAAP”). On November 19, 2024, Atlas Critical Minerals consummated a merger with our majority-owned subsidiary, Apollo Resources Corporation, with Atlas Critical Minerals continuing its corporate existence as the surviving corporation (the “Merger”). For more information about the Merger, please refer to our 2024 Form 10-K.

Operational Update

During the second quarter, SGS Canada Inc. (“SGS”) completed most of the work related to our Definitive Feasibility Study (“DFS”) which was eventually issued on July 30, 2025, and is included in this quarterly report as Exhibit 96.1. The DFS demonstrates robust project economics that positions our Neves Project as a potentially highly profitable lithium project with an after-tax internal rate of return of 145%, with a payback period of 11 months. The Neves Project also benefits from an attractive low capital expenditure cost of core implementation items of $57 million. The DFS supports our expectation of being able to produce an average of 146,000 tons per annum of lithium concentrate over an approximate 7-year initial life of mine. Expansion of life of mine is expected as additional mining pits are granted environmental permits in the future. Critically, our projected cash costs of $489 per ton of produced product will position us in the lowest quartile of global lithium producers. Overall, these strong economics underscore our strategic advantage in Brazil’s Lithium Valley and validate our path to production.

During the second quarter, the official gazette of the government of Brazil, Diário Oficial da União, published the granting by Brazil’s Ministry of Mines and Energy to us of mining concession status (“Portaria de Lavra”) with respect to our lithium mineral right number 833.356/2007 with a size of 1,536.45 hectares. This particular mineral right contains most of the currently discovered mineralized lithium ore bodies within our Neves Project. This development represents a significant milestone as a mining concession constitutes the highest-level title of ownership for a mineral right in Brazil. In broad terms, it provides ownership of the mineral right in perpetuity and grants the right to mine the substance for which it was issued (in this case, lithium) without volume limitations, provided that customary periodic reporting requirements under the Brazilian mining code and any other applicable regulations are satisfied.

During the second quarter, we successfully transported the 141 containers and 10 bulk items which form our modular dense media separation lithium processing plant to a secure location within the state of Minas Gerais where it awaits transport to the Neves Project site and assembly.

Results of Operations

The Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Net loss for the six months ended June 30, 2025 totaled $16.4 million, compared to net loss of $23.1 million during the six months ended June 30, 2024. The decrease is mainly due to:

●	The absence of exploration cost expenses in the six months ended June 30, 2025, compared to $3.2 million in the six months ended June 30, 2024, as a result of the commencement of capitalizing exploration expenses due to the conclusion of a preliminary economic assessment of the Neves Project in the second quarter of 2024.

●	A decrease of approximately $5.4 million in stock-based compensation expense compared to the six months ended June 30, 2024, corresponding to a reduced fair value of the instruments issued due to the decreased trading price of the Company’s common stock compared to the six months ended June 30, 2024, partially offset by an increase in the number of instruments issued in the six months ended June 30, 2025 compared to the comparable period in 2024;;

●	The above-mentioned decreases were partially offset by an increase in General and Administrative expenses of approximately $1.6 million compared to the six months ended June 30, 2024, primarily due to: (i) a $1.7 million increase in payroll expenses ($2.9 million in 2025 compared to $1.2 million in 2024) driven by team expansion as our Neves project progresses; and (ii) higher service costs related to marketing and investor relations activities of $0.9 million ($1.2 million in 2025 compared to $0.3 million in 2024). These increases were partially offset by a reduction of approximately $1.0 million in third-party service expenses in 2025, as a higher volume of such services had been contracted in 2024 to support project planning activities;

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $13.9 million and working capital of $7.9 million.

Net cash used in operating activities totaled $8.3 million for the six months ended June 30, 2025, compared to $11.3 million for the six months ended June 30, 2024, representing a decrease of $3.0 million or 26%. This decrease was primarily driven by the commencement of capitalizing exploration expenses, which resulted in a $3.2 million positive impact to net cash used in operating activities, added by an increase in accounts payable of $1.0 million compared to the six months ended June 30, 2024. The decrease was partially offset by an increase of $1.6 million in general and administrative expenses, mainly due to team expansion and higher service costs related to marketing activities.

Net cash used in investing activities totaled $6.3 million for the six months ended June 30, 2025, compared to net cash used of $16.8 million during the six months ended June 30, 2024, representing a decrease in cash used of $10.4 million or 63%. The decrease primarily reflects:

●	A decrease of $9.2 million in the payments made in connection with the acquisition of our lithium processing plant ($4.7 million in 2025, compared to $13.9 million in 2024) due to the finalization of the fabrication process in 2025;

●	The capitalization of exploration costs incurred during the six months ended June 30, 2025 of $1.5 million. ($2.4 for the six months ended June 30, 2024); and

●	Reduction of $0.3 million relating to the acquisition of intangible assets: $nil in the three months ended June 30, 2025, compared to $0.3 million for the same period of 2024 due to the implementation of SAP enterprise resource planning software.

Net cash provided by financing activities totaled $12.9 million for the six months ended June 30, 2025, compared to $nil during the six months ended June 30, 2024, representing an increase in cash provided of $12.9 million or 100%. The increase is due to the following financing activities that occurred during the six months ended June 30, 2025:

●	The sale of an aggregate of 2,468,502 shares of our common stock pursuant to the ATM Agreement for proceeds of $11.9 million, net of commissions and fees;

●	Net proceeds of $1.411,900 arising from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company and;

●	Debt repayments of $322,330 and $84,034 in connection with lease obligations during the period.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the sales of our equity and the equity of one of our subsidiaries. As of June 30, 2025, we had cash and cash equivalents of $13.9 million and working capital of $7.9 million, compared to cash and cash equivalents $15.5 million and working capital of $10.6 million as of December 31, 2024. We believe our cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the successful installation of our lithium processing facilities, and our ability to attract talent. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of American (“U.S. GAAP”). There have been no significant changes to the critical accounting estimates disclosed in our 2024 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2025 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities from time to time. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management attention and resources and other factors.

Based on information readily available, as of the end of the period covered by this Quarterly Report on Form 10-Q, there are no pending legal proceedings that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

Beginning in the second quarter of 2025, sweeping new U.S. tariffs were announced, and in response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. tariffs have been announced, further changes are expected to be made in the future, and the details and effects remain uncertain.

In early July 2025, President Trump threatened to impose a 50% tariff on any and all Brazilian products imported to the U.S., separate from any sectoral tariffs, effective August 1, and ordered the Office of the U.S. Trade Representative to initiate an analysis into Brazil’s trade practices under Section 301 of the Trade Act of 1974. In response, Brazilian President Lula issued a presidential decree implementing the Economic Reciprocity Act, which would allow Brazil to take countermeasures against the U.S. On July 30, 2025, President Trump signed an Executive Order increasing the existing 10% tariff on U.S. imports from Brazil to 50%, effective August 6, 2025, although several categories of products were excluded. It is uncertain at this time what retaliatory measures may be taken by Brazil or how an escalating trade war between the U.S. and Brazil may affect the Company’s business and growth prospects.

Additionally, in April 2025, President Trump issued an executive order instructing the U.S. Department of Commerce to initiate an analysis under Section 232 of the Trade Expansion Act of 1962 to evaluate the national security risks from imports of processed critical minerals and their derivative products, which was initiated later that month. Following the Section 232 analysis, it is possible that sectoral tariffs on certain critical mineral imports to the U.S., including lithium, other import restrictions or other non-trade actions may be implemented by the Trump Administration.

The current trade environment continues to be dynamic, and the ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced, ultimately imposed or changed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing could materially adversely harm our business and growth prospects. Trade barriers and other governmental action related to tariffs or international trade agreements around the world have the potential to decrease demand for our minerals and adversely impact the markets in which we are contractually obligated to sell our products and plan to operate. In addition, uncertainty and rapid changes in global trade policy may continue to result in general macroeconomic volatility. Our ability to mitigate the impacts of such trade policies on our business will be limited, and there can be no assurances that such mitigation efforts would be successful. As such, any changes in legislation and government policy by the U.S., China or other critical producers or consumers of critical minerals may have a material a direct or indirect adverse effect on our business.

The economic viability of our Neves Project has several risks and uncertainties, notwithstanding the Definitive Feasibility Study supports a commercially viable project.

Feasibility studies, including the Definitive Feasibility Study related to the Neves Project, are used to determine the economic viability of a mineral deposit, including estimated capital and operating costs. While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost. It is not uncommon for commercial mining operations to experience unexpected costs, problems, and delays during construction, commissioning and start-up. Any of these factors or those listed below could result in changes to our estimated capital and operating expenditures, and the expected economic returns of the Neves Project.

-a significant, prolonged decrease in the market price of lithium;

-significant delays, reductions, or stoppages in operating activities;

-construction delays, procurement issues and workforce sourcing;

-significant shortages of adequate and skilled labor or a significant increase in labor costs;

-more stringent regulatory or environmental, health or safety laws and more stringent regulatory or environmental, health or safety laws and regulations; and

-general economic and political conditions, such as recessions, interest rates, inflation and acts of war or terrorism.

Our future lithium production activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any of our activities will result in achieving and maintaining the estimated net present value or internal rate of return as set forth in the Definitive Feasibility Study.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We consummated the following sales of unregistered securities during the three months ended June 30, 2025, which sales were exempt from registration under the Securities Act upon reliance on Section 4(a)(2) thereof:

●	On May 5, 2025, we issued 5,750 shares of our common stock to a consultant in exchange for consulting and professional services.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On June 13, 2025, Mr. Fogassa, our Chief Executive Officer and Chairman, entered into a written plan for the potential future sale of up to 300,000 shares of our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act, with such plan starting in September 2025 and expiring in March 2026.

On June 13, 2025, Mr. Roger Noriega, our Board Member, entered into a written plan for the potential future sale of up to 50,000 shares of our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act, with such plan starting in September 2025 and expiring in March, 2026.

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
10.1	2023 Stock Incentive Plan, as amended on May 28, 2025 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2025)

23.1*	Consent of SGS Canada Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

96.1*	S-K 1300 Technical Report Summary regarding the Neves Lithium Project, Minas Gerais State, Brazil, dated as of July 30, 2025

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	August 04, 2025
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	August 04, 2025
Tiago Miranda	Accounting Officer)

