Form 10-Q
period 2025-09-30
Atlas Lithium Corp
filed 2025-11-13
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were outstanding 23,570,445 shares of the registrant’s common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include, but are not limited to: unprofitable efforts resulting from the failure to discover mineral deposits or the discovery of mineral deposits that are insufficient in quantity and quality to return a profit from production; market fluctuations; government regulations, including regulations relating to permitting, royalties, allowable production, importing and exporting of minerals, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, litigation, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions, geopolitical tensions and trade policies.

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the Securities and Exchange Commission (the “SEC”). Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K for fiscal year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 14, 2025, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2025, filed with the SEC on August 4, 2025. The risk factors contained in our 2024 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$20,977,191	$15,537,476
Accounts receivable	-	47,682
Inventories	519,917	492,812
Taxes recoverable	1,456,504	29,431
Derivative assets	419,420	-
Prepaid and other current assets	175,206	134,983
Total current assets	23,548,238	16,242,384
Taxes recoverable	651,872	1,704,994
Property and equipment, net	46,949,039	38,855,071
Intangible assets, net	331,887	399,773
Right of use assets - operating leases, net	427,091	499,605
Other assets	260,901	152,781
Total assets	$72,169,028	$57,854,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,929,489	$5,001,664
Derivative liabilities	32,582	462,638
Convertible Debt	245,754	81,918
Operating lease liabilities	163,781	134,300
Other current liabilities	9,018	8,084
Total current liabilities	6,380,624	5,688,604
Convertible Debt	9,885,593	9,807,883
Operating lease liabilities	300,136	312,918
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	30,048	33,962
Total liabilities	36,596,401	35,843,367

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively and 21,796,378 and 16,014,742 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21,797	16,015
Additional paid-in capital	199,042,031	166,110,916
Accumulated other comprehensive loss	(130,358)	(179,990)
Cumulative Adjustment of the Valuation of Fin. Instruments	413,278	(278,820)
Accumulated deficit	(165,058,617)	(144,410,340)
Total Atlas Lithium stockholders’ equity	34,288,132	21,257,782
Non-controlling interest	1,284,495	753,459
Total stockholders’ equity	35,572,627	22,011,241
Total liabilities and stockholders’ equity	$72,169,028	$57,854,608

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2025 and 2024

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Gross revenues	$-	$177,979	$79,415	$593,011
Sales deductions	-	(8,431)	(22,435)	(49,355)
Net revenue	-	169,549	56,980	543,657
Cost of revenue	-	(100,083)	(137,878)	(293,935)
Gross loss	-	69,466	(80,898)	249,722
Operating expenses
General and administrative expenses	6,515,392	4,069,538	15,954,054	11,886,628
Stock-based compensation	1,469,199	6,271,513	7,877,085	18,084,197
Exploration	-	-	-	3,170,983
Other operating expenses	8,095	(6,198)	26,663	96,671
Total operating expenses	7,992,686	10,334,853	23,857,802	33,238,479
Loss from operations	(7,992,686)	(10,265,387)	(23,938,700)	(32,988,757)
Other expenses (income)
Other expenses (income)	31,831	3,773	32,299	16,762
Fair value adjustments, net	3,313	(84,934)	(55,927)	(396,651)
Finance costs (revenue)	(52,061)	(470,879)	553,965	231,150
Total other expense	(16,917)	(552,040)	530,337	(148,739)
Loss before provision for income taxes	(7,975,769)	(9,713,347)	(24,469,037)	(32,840,018)
Income taxes	-	4,300	-	15,133
Net loss	(7,975,769)	(9,717,647)	(24,469,037)	(32,855,151)
Loss attributable to non-controlling interest	(1,022,493)	(688,859)	(2,939,571)	(1,691,536)
Net loss attributable to Atlas Lithium Corporation stockholders	(6,953,276)	(9,028,788)	(21,529,466)	(31,163,615)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.35)	$(0.60)	$(1.18)	$(2.19)

Weighted-average number of common shares outstanding:
Basic and diluted	20,153,907	14,964,697	18,233,406	14,231,687

Comprehensive loss:
Net loss	(7,975,769)	(9,717,647)	(24,469,037)	(32,855,151)
Other comprehensive results	26,699	(662,980)	904,497	(18,202)
Comprehensive loss	(7,949,070)	(10,380,627)	(23,564,540)	(32,873,353)
Comprehensive loss attributable to noncontrolling interests	(1,000,262)	(1,067,940)	(2,776,804)	(1,709,738)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(6,948,808)	$(9,312,687)	$(20,787,736)	$(31,163,615)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, June 30, 2024	$1	$1	$14,824,692	$14,825	$151,964,718	$145,069	$-	$(124,956,950)	$594,528	$27,762,191

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	151,250	151,250
Issuance of common stock in exchange for consulting, professional and other services	-	-	24,000	24	-	-	-	-	-	24
Exercise of warrants	-	-	409,100	408	-	-	-			408
Stock based compensation	-	-	-	-	5,015,588	-	-	-	1,279,989	6,295,577
Other changes in Noncontrolling interest	-	-	-	-				429,437	(429,437)	-
Change in foreign currency translation	-	-	-	-	-	(302,100)	-		(379,965)	(682,065)
Net loss	-	-	-	-	-	-	-	(9,028,788)	(688,859)	(9,717,647)

Balance, September 30, 2024	$1	$1	$15,257,792	$15,257	$156,980,306	$(157,031)	-	$(133,556,301)	$527,506	$23,809,738

Balance, June 30, 2025	$1	$1	$18,842,286	$18,842	$183,186,939	$(148,975)	427,428	$(158,474,836)	$1,233,917	$26,243,315

Issuance of common stock in connection with sales made under private offerings	-	-	2,916,366	2,917	14,712,117	-	-	-	1,105,001	15,820,035
Exercise of warrants			-	-	-	-	-	-	-	-
Stock based compensation	-	-	37,726	38	1,142,975	-	-	-	315,335	1,458,348
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	(14,150)	-	-	(14,150)
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	369,495	(369,495)	-
Change in foreign currency translation	-	-	-	-	-	18,617	-	-	22,230	40,849
Net loss	-	-	-	-	-	-	-	(6,953,276)	(1,022,493)	(7,975,769)

Balance, September 30, 2025	$1	$1	$21,796,378	$21,797	$199,042,031	$(130,358)	$413,278	$(165,058,617)	$1,284,495	$35,572,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2023	$1	$1	$12,763,581	$12,764	$110,195,978	$(138,829)	$-	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in connection with sales made under private offerings	-	-	1,871,250	1,871	29,998,127	-	-	-	600,700	30,600,698
Issuance of common stock in exchange for consulting, professional and other services	-	-	30,000	30	105,091	-	-	-	-	105,121
Exercise of warrants	-	-	592,961	592	-	-	-			592
Stock based compensation					16,681,110			-	1,639,563	18,320,673
Other changes in Noncontrolling interest								429,437	(429,437)	-
Change in foreign currency translation	-	-	-	-	-	(18,202)	-	-	(19,086)	(37,288)
Net loss	-	-	-	-	-	-	-	(31,163,615)	(1,691,536)	(32,855,151)

Balance, September 30, 2024	$1	$1	$15,257,792	$15,257	$156,980,306	$(157,031)	$-	$(133,556,301)	$527,506	$23,809,738

Balance, December 31, 2024	$1	$1	$16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

Issuance of common stock in connection with sales made under private offerings	-	-	5,384,868	5,385	26,627,245	-	-	-	2,516,900	29,149,530
Exercise of warrants			-	-	-	-	-	-	-	-
Stock based compensation	-	-	396,768	397	6,303,870	-	-	-	1,672,130	7,976,397
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	692,098	-	-	692,098
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	881,189	(881,189)	-
Change in foreign currency translation	-	-	-	-	-	49,632	-	-	162,766	212,398
Net loss	-	-	-	-	-	-	-	(21,529,466)	(2,939,571)	(24,469,037)

Balance, September 30, 2025	$1	$1	$21,796,378	$21,797	$199,042,031	$(130,358)	$413,278	$(165,058,617)	$1,284,495	$35,572,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30
	2025	2024

Cash flows from operating activities of continuing operations:
Net loss	$(24,469,037)	$(32,855,151)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation and services	7,877,085	18,084,197
Depreciation and amortization	223,739	135,804
Interest expense	486,166	650,810
Unwinding of non-current liabilities	100,308	-
Fair value adjustments	(62,069)	(506,080)
Other non cash expenses	(6,606)	-
Gain/loss on FOREX transactions	386,524	-
Changes in operating assets and liabilities:
Inventories and accounts receivable	42,099	(545,284)
Taxes recoverable	(109,386)	46,807
Prepaid and other current assets	(34,730)	(142,527)
Accounts payable and accrued expenses	290,747	1,094,238
Other noncurrent assets and liabilities	(90,095)	(175,078)
Net cash provided (used) by operating activities	(15,365,255)	(14,212,264)

Cash flows from investing activities:
Acquisition of capital assets	(5,897,200)	(19,164,920)
Capitalized Exploration costs	(1,987,911)	(4,025,742)
Increase in intangible assets	-	(369,196)
Net cash used in investing activities	(7,885,111)	(23,559,858)

Cash flows from financing activities:
Net proceeds from sale of common stock	26,632,630	29,999,998
Proceeds from sale of subsidiary common stock to noncontrolling interests	2,516,900	600,700
Cash used in payment of debt	(322,330)	(309,151)
Lease payments	(139,312)	-
Net cash provided by financing activities	28,687,888	30,291,547

Effect of exchange rates on cash and cash equivalents	2,193	(12,792)
Net increase (decrease) in cash and cash equivalents	5,439,715	(7,493,367)
Cash and cash equivalents at beginning of period	15,537,476	29,549,927
Cash and cash equivalents at end of period	$20,977,191	$22,056,560

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

Basis of Presentation and Principles of Consolidation

The unaudited interim financial information presented in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our 2024 Form 10-K, and are expressed in United States dollars. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2024 Form 10-K. For the period ended September 30, 2025 the condensed consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 28.15% equity interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) and its subsidiaries Mineração Apollo Ltda., Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our condensed consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

The Company has one reportable segment: mining. The mining segment is composed of several mining projects, being all of them located in Brazil. Currently the Company has projects in development phase, with special focus on our project in the vicinity of Araçuaí, Minas Gerais, Brazil (the “Neves Project”). No revenues were generated in the three months ended September 30, 2025. For the nine-month period ended September 30, 2025, revenues were exclusively generated by the Company’s Quartzite project. The other mining projects are in exploration phase.

The accounting policies of the mining segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker (CODM) of the mining segment is the Company’s chief executive officer. The CODM regularly reviews the revenue, significant expenses categories – including exploration and evaluation costs and capitalized expenses – and general and administrative expenses. The significant expenses (including capitalized expenses) on which the CODM relies are those that are reported on the condensed consolidated balance sheet and statements of operations and comprehensive loss. Total segment assets as of September 30, 2025, were $72,169,028, primarily consisting of cash and cash equivalents, mineral rights, capitalized exploration and evaluation costs and equipment acquisitions for the Neves Project.

All of the long-lived assets are located in Brazil and no revenues were generated in the three months ended September 30, 2025. For the nine-month period ended September 30, 2025, revenues were exclusively generated by the Company’s Quartzite project. For the nine-month period ended September 30, 2025, the Company had four customers accounting for more than 10% of the Company’s revenue each (such customers collectively represented 95% of the Company’s revenue).

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories as of September 30, 2025, and December 31, 2024, are comprised of the following:

	September 30, 2025	December 31, 2024
Materials and supplies	$468,815	$321,086
Quartzite blocks and slabs	51,102	171,726
Total	$519,917	$492,812

Materials and supplies consist primarily of feedstock intended for use in the Company’s production processes related to lithium operations.

As of September 30, 2025, Quartzite inventories only contain slabs produced through the cutting and polishing of natural quartzite. Slabs are actively sold in the market and classified as finished goods.

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	$29,537	$(4,298)	$25,239	$10,616	$(165)	$10,451
Machinery and equipment	206,387	(20,092)	186,295	184,824	(4,024)	180,800
Facilities	16,891	(1,490)	15,401	14,508	(191)	14,317
Land	4,345,100	-	4,345,100	4,144,470	-	4,144,470
Capital work in progress	29,129,030	-	29,129,030	23,449,896	-	23,449,896
Mining Rights	6,763,086	-	6,763,086	6,558,161	-	6,558,161
Exploration costs	6,484,888	-	6,484,888	4,496,976	-	4,496,976
Total fixed assets	$46,974,919	$(25,880)	$46,949,039	$38,859,451	$(4,381)	$38,855,071

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

Intangible Assets

Intangible assets consist of the cost of software (implementation of SAP enterprise resource planning software, as well as other software). The carrying value of these intangible assets as of September 30, 2025 and December 31, 2024 were $331,887 and $399,773, respectively.

Accounts Payable and Accrued Expenses

	September 30, 2025	December 31, 2024
Trade payables	$5,009,709	$4,779,903
Payroll and social charges	743,031	157,191
Taxes payable	176,749	64,570
Total	$5,929,489	$5,001,664

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended September 30, 2025, no financial leases meeting the criteria outlined in ASC 842 have been identified.

Operating Leases

Right of use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The ROU assets and lease liabilities are primarily related to the Company’s offices in Belo Horizonte and Araçuaí and Geology sheds leased from third parties.

The lease agreements have terms between two to five years and the liability was measured at the present value of the lease payments discounted using interest rates with a rate of 6.5%, which was determined to be the Company’s incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities at December 31, 2024	$447,218
Increase/Decrease	62,677
Unwinding of lease liabilities	22,598
Lease payments	(139,312)
Foreign exchange	70,736
Lease liabilities at September 30, 2025	463,917

Current portion	163,781
Non-current portion	$300,136

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$188,399
Year 2	155,914
Year 3	95,971
Year 4	71,978
Total contractual undiscounted cash flows	$512,262

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	September 30, 2025	December 31, 2024
Due to Nanyang Investment Management Pte Ltd	$6,078,794	$5,933,866
Due to Nicholas James Rowley	2,026,288	1,977,979
Due to Modha Reena Bhasker	1,013,132	988,978
Due to Clipper Group Limited	1,013,133	988,978
Total convertible debt	$10,131,347	$9,889,801
Current portion	245,754	81,918
Non-current portion	$9,885,593	$9,807,883

On November 7, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with an entity controlled by Mr. Martin Rowley, and other investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

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

In the three and nine months ended September 30, 2025, the Company recorded $163,836 and $486,166 in interest expense and $26,188 and $77,710 in accretion expense in the condensed consolidated statement of operations and comprehensive loss ($163,836 and $487,946, in interest expenses and $26,188 and $77,995 in accretion expense in the three and nine months ended September 30, 2024).

Derivative Liabilities

	September 30, 2025	December 31, 2024
Derivative assets
Derivative assets - Non-Deliverable Forward	$419,420	$-
Total derivative assets	419,420	-
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	10,383	66,310
Derivative liability – restricted stock awards	22,199	121,512
Derivative liability - Non-Deliverable Forward	-	274,816
Total derivative liabilities	$32,582	$462,638

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to certain investors. In accordance with FASB ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated balance sheets. The derivative liability is measured at fair value through profit or loss.

At December 31, 2024, the fair value of the embedded conversion feature was determined to be $66,310 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	December 31, 2024	December 31, 2024
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$6.330	$6.330
Conversion price	$28.2250	$35.2813
Expected volatility	115.64%	115.64%
Risk-free interest rate	4.25%	4.25%
Dividend yield	0.00%	0.00%
Expected term (years)	1.85	1.85

At September 30, 2025, the fair value of the embedded conversion feature was determined to be $10,383 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	September 30, 2025	September 30, 2025
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$4.760	$4.760
Conversion price	$28.225	$35.281
Expected volatility	83.916%	83.916%
Risk-free interest rate	3.68%	3.68%
Dividend yield	0%	0%
Expected term (years)	1.10	1.10

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three and nine months ended September 30, 2025, the Company recognized a $3,313 loss and a $55,927 gain on changes in fair value of financial instruments in the condensed consolidated statement of operations and comprehensive loss ($84,934 and $396,651 gain in the three and nine months ended September 30, 2024).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of September 30, 2025, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at September 30, 2025, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was $36,077, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the September 30, 2025 measurement date, expected dividend yield of 0%, expected volatility between 73.69% and 85.22%, risk-free interest rate between a range of 3.66%, and 4.75%, and expected term of 15 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

As of September 30, 2025, the fair value of outstanding NDF contracts was recorded as Derivative assets on the balance sheet.

●	As of September 30, 2025, the Company had unrealized gains from NDF contracts recognized in Other Comprehensive Income (OCI): $ 413,278

●	For the nine-month period ended September 30,2025, the Company reclassified into Finance Costs (Revenue) a total amount of $(251,558)

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of September 30, 2025:

	Dates Entered	Derivative Financial	Total Notional	FX rate	Total Notional	Settlement
Subsidiary	Into	Instrument	Amounts (USD)	(BRL/USD)	Amounts (BRL)	Dates (Range)

Atlas Litio Brasil Ltda	April, 2025	Forward foreign exchange contracts (USD/BRL)	$2,750,000	6.27	17,247,125	30-Sep-2025 - 15-Mar-2026

NOTE 3 – DEFERRED OTHER INCOME

On May 2, 2023, the Company and Atlas Brazil entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Lithium Royalty Corp., a Canadian company listed on the Toronto Stock Exchange (“LRC”). The transaction contemplated under the Purchase Agreement closed simultaneously on May 2, 2023, whereby Atlas Brazil sold to LRC in consideration for $20,000,000 in cash, a royalty interest equaling 3% of the gross revenue (the “Royalty”) to be received by Atlas Brazil from the sale of products from 19 mineral rights and properties that are located in Brazil and held by Atlas Brazil. Deferred income recognized will be charged to profit and loss on a units-of-sale basis in accordance with the sales of the spodumene produced in mineral rights objective of the Purchase Agreement.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provision for contingencies. The balance of these non-current liabilities as of September 30, 2025, and December 31, 2024, amounted to $30,048 and $33,962, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2024 and September 30, 2025, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

On November 22, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an at the market offering program, under which we may, from time to time in our sole discretion, issue and sell shares of our common stock through Wainwright, acting as agent. The issuance and sale of our common stock under the ATM Agreement were made pursuant to a prospectus supplement, dated November 22, 2024, to our registration statement on Form S-3, filed with the SEC on August 25, 2023, which was declared effective on September 18, 2023 (the “2023 Form S-3”). Sales under the ATM Agreement and the 2023 Form S-3 were completed in September 2025 upon the sale of an aggregate of $25.0 million of our common stock, representing the maximum amount permitted under the 2023 Form S-3.

During the three and nine months ended September 30, 2025, we sold 2,128,714 and 4,597,216 shares of our common stock, respectively, under the ATM Agreement and the 2023 Form S-3, generating net proceeds of $11.3 million and $23.6 million, respectively, before deducting commissions and fees.

On August 22, 2025, we filed a registration statement on Form S-3 with the SEC on August 22, 2025, which was declared effective on August 28, 2025 (the “2025 Form S-3”). Following the effectiveness of the 2025 Form S-3, the issuance and sale of additional shares of our common stock pursuant to the ATM Agreement have and will be made under the 2025 Form S-3, including the base prospectus and the sales agreement prospectus contained therein (as each may be supplemented or amended), for so long as the 2025 Form S-3 remains effective. The 2025 Form S-3 permits the sale of up to $75 million of our common stock, preferred stock, or warrants, of which $25 million may be sold under the ATM Agreement pursuant to the sales agreement prospectus contained in the 2025 Form S-3.

During the three months ended September, 2025, we sold 787,652 shares of our common stock pursuant to the ATM Agreement and the 2025 Form S-3, generating net proceeds of $3.8 million before deducting commissions and fees.

Series A Preferred Stock

On December 18, 2012, we filed with the Nevada Secretary of State a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to designate one share of a new series of preferred stock. The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock provides that for so long as Series A Preferred Stock is issued and outstanding, the holders of Series A Preferred Stock shall vote together as a single class with the holders of our common stock, with the holders of Series A Preferred Stock being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of common stock are entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The one outstanding share of our Series A Preferred Stock has been held by our Chief Executive Officer and Chairman, Mr. Fogassa since December 18, 2012.

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

Nine Months Ended September 30, 2025 Transactions

During the nine months ended September 30, 2025, the Company issued an aggregate of 5,781,636 shares of its common stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	396,768
Sales of common stock pursuant to the ATM Agreement	5,384,868	(*)
Total	5,781,636

(*)	5,384,868 shares of common stock were sold pursuant to the ATM Agreement for aggregate proceeds of $26.6 million, net of commissions and fees.

Common Stock Options

During the nine months ended September 30, 2025 and 2024, the Company granted options to purchase common stock to officers and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	September 30, 2025	September 30, 2024
Expected volatility	84.01% – 84.01%	90.41% – 136.11%
Risk-free interest rate	4.57% – 4.57%	3.78% – 4.79%
Stock price on date of grant	$6.97 – $6.97	$31.28 – $31.28
Dividend yield	0.00%	0.00%
Expected term	1 year	1 to 5 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the nine months ended September 30, 2025 and 2024 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	$0.2041	3.44	$249,122
Issued (1)	439,996	0.0077
Outstanding and vested, September 30, 2025	480,663	$0.0243	4.88	$2,276,256

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.40	$776,864
Issued (2)	429,996	0.0077
Expired and cancelled (3)	(40,000)	20.00
Outstanding and vested, September 30, 2024	440,663	$0.0256	8.49	$2,985,208

1)	In the nine months ended September 30, 2025, 439,996 common stock options were issued with a grant date fair value of $3,066,772.
2)	In the nine months ended September 30, 2024, 429,996 common stock options were issued with a grant date fair value of $13,447,502.
3)	In the nine months ended September 30, 2024, 40,000 common stock options were cancelled upon expiry.

During three and nine months ended September 30, 2025, the Company recorded $766,693 and $2,337,433 in stock-based compensation expense from common stock options in the condensed consolidated statements of operations and comprehensive loss ($3,389,507 and $10,094,837, during the three and nine months ended September 30, 2024).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the nine months ended September 30, 2025, the Company issued common stock purchase warrants to certain investors in connection with the Company’s equity financings. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

September 30, 2025
Expected volatility	85.43% - 85.43%
Risk-free interest rate	4.54% - 4.54%
Stock price on date of grant	$6.45 - $6.45
Dividend yield	0.00%
Expected term	2 years

Changes in common stock purchase warrants for the nine months ended September 30, 2025 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	16,668	$10.4999	0.79	$-
Warrants Issued (1)	75,000	$8.1250
Expired	(6,667)	15.000
Outstanding and vested, September 30, 2025	85,001	$9.2280	1.95	$-

1)	The warrants issued in the nine months ended September 30, 2025 had a total grant date fair value of $200,981.

During the nine months ended September 30, 2024, the Company did not issue any common stock purchase warrants.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three and nine months ended September 30, 2025, the Company recorded the following as a result of the common stock purchase warrant activity: $200,981 and $nil in stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss ($nil and $nil, during the three and nine months ended September 30, 2024)

Restricted Stock Units (“RSUs”)

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

Changes in RSUs for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2025	572,476
Granted (1)	313,903
Vested (2)	(340,403)
Forfeited (3)	(13,750)
Outstanding at September 30, 2025	532,226

Number of RSUs Outstanding
Outstanding at January 1, 2024	1,040,017
Granted (4)	458,653
Vested (5)	(622,961)
Expired or cancelled (6)	(60,000)
Forfeiture (7)	(371,709)
Outstanding at September 30, 2024	444,000

1)	In the nine months ended September 30, 2025, 313,903 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $1,684,293 as measured at an average $5.37/share trailing to the date the RSU was granted, as follows: (i) 270,903 RSUs which immediately vested upon grant and (ii) 43,000 RSUs with time-based vesting of four years.
2)	In the nine months ended September 30, 2025, 340,403 RSUs vested and were settled through the issuance of 340,403 shares of common stock.
3)	In the nine months ended September 30, 2025, 13,750 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.
4)	In the nine months ended September 30, 2024, 458,653 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $5,025,195 as measured at $11.36/share using the Company’s 20-day volume weighted average price trailing to the date the RSU was granted, as follows: (i) 69,980 RSUs which immediately vested upon grant and (ii) 388,673 RSUs with time-based vesting over periods ranging from six months to four years.
5)	In the nine months ended September 30, 2024, 622,961 RSUs vested and were settled through the issuance of 622,961 shares of common stock.
6)	In the nine months ended September 30, 2024, 60,000 RSUs were cancelled without vesting because the performance conditions for vesting were not met..
7)	In the nine months ended September 30, 2024, 371,709 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.

During the three and nine months ended September 30, 2025, the Company recorded $376,320 and $3,765,853 in stock-based compensation expense from the Company’s RSU activity in the period ($1,609,665 and $6,728,827 during the three and nine months ended September 30, 2024).

Other stock incentives measured at fair value through profit or loss

As of September 30, 2025, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in the event certain market conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of September 30, 2025, the Company recognized a $22,199 derivative liability and would have been obligated to issue 214,870 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met. As of December 31, 2024, we recognized a $121,512 derivative liability and would have been obligated to issue 160,145 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas Lithium’s contractual obligations at September 30, 2025:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lithium processing plant construction (1)	$999,370	$999,370	$-	$-	$-
Total	999,370	999,370	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

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

Technical Services Agreement

In July 2023, we entered into a technical service agreement (the “Technical Services Agreement”) with RTEK pursuant to which RTEK agreed to provide us certain mining engineering, planning and business development services. Messrs. Nicholas Rowley and Brian Talbot are the founders and principals of RTEK. The Technical Services Agreement was amended and restated on March 31, 2024 to modify the compensation terms thereunder, and again amended and restated on August 16, 2024 (as further amended and restated, the “Second A&R RTEK Agreement”) in order to, among other things, revise certain budget and service terms and issue additional RSUs to RTEK, subject to achievement of certain milestones and performance criteria.

On March 12, 2025, RTEK delivered a letter to the Company purporting to terminate the Second A&R RTEK Agreement due to the Company’s alleged repudiation of its obligations thereunder. The Company firmly disagrees with such allegation and at that time regarded the agreement as in effect.

On March 20, 2025, the Company notified RTEK that it was terminating the agreement due to RTEK’s failure and inability to perform several of the services required under the agreement and several breaches to the other terms of the Second A&R RTEK Agreement.

The Company does not believe that it will incur any early termination penalties as a result of its termination of the Second A&R RTEK Agreement.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

The related parties outstanding amounts and expenses as of September 30, 2025 and December 31, 2024 are shown below:

	September 30, 2025		December 31, 2024
	Accounts Payable / Debt	Expenses / Payments	Accounts Payable / Debt	Expenses / Payments
RTEK International DMCC	$-	$29,294	$-	$2,844,549

In the course of preparing condensed consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas Lithium and its subsidiaries and among the subsidiaries.

Atlas Critical Minerals Corporation

During the nine months ended September 30, 2025, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

Pursuant to the amended and restated employment agreement between Atlas Critical Minerals and Mr. Fogassa, dated June 26, 2024, Atlas Critical Minerals issued 1,365,387 shares of its common stock to Mr. Fogassa during the nine months ended September 30, 2025 of Atlas Critical Mineral’s total outstanding common stock as of January 1, 2025.

Atlas Critical Minerals issued 515,416 restricted stock units of Atlas Critical Minerals to officers and directors of the Company at a weighted average price of $ 0.83 per share in settlement of $427,832 in salaries and fees owed to such officers and directors due to their services provided to Atlas Critical Minerals.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to September 30, 2025 to the date these condensed consolidated financial statements were issued, and we have determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

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

In addition to our lithium exploration activities, as of September 30, 2025, we also own approximately 28.15% of the shares of common stock of Atlas Critical Minerals Corporation (formerly known as Jupiter Gold Corporation), which trades on the OTC QB operated by OTC Markets Group, Inc. under the symbol JUPGF. Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) is an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. The results of operations of Atlas Critical Minerals are consolidated in our financial statements under generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Operational Update

Neves Lithium Project

The Neves Project main mineral right received “Portaria de Lavra” (mining concession) status from Brazil’s Ministry of Mines and Energy on May 27, 2025, representing the highest level of mineral titleship in Brazil and authorizing continuous mining operations.

On August 4, 2025, the Company announced the completion of a Definitive Feasibility Study (“DFS”) for the Company’s 100%-owned Neves Project by SGS Canada Inc. (“SGS”), prepared under the supervision of Marc-Antoine Laporte, a qualified person as defined in Item 1300 of Regulation S-K.

Following publication of its DFS, the Company is focusing on a careful process of soliciting and analyzing competitive proposals from potential third party vendors for all items anticipated to be required to develop the Neves Project through commissioning and production, including but not limited to, plant assembly, construction of facilities and internal roads, pre-stripping and open pit mining. The Company’s team is evaluating candidate suppliers based on both cost and quality parameters, with the aim of potentially reducing capital expenditures for the Neves Project from the $57.6 million estimated in the Company’s DFS. The Company’s dense media separation plant is fully paid and is in Brazil awaiting assembly. The Company has invested approximately $30 million in acquiring and transporting the newly fabricated dense media separation plant to Brazil. The DFS supports the technical robustness of utilizing proven DMS processing technology, with comprehensive metallurgical testing demonstrating an expected lithium recovery rate of 61.7%.

On August 14, 2025, the Minas Gerais state agency responsible for permitting applications issued an extensive technical report recommending approval of the Company’s expansion permit application (“Expansion Application”) filed in November 2024. On August 28, 2025, a civil action related to the Company’s Expansion Application was filed by N’Golo (“NGO”), a non-governmental organization known for filing claims against mining projects, having filed 29 such claims in the last six years. The action was filed in the federal court located in Teofilo Otoni, Brazil (the “Court”), alleging that the Company did not conduct a consultation with Girau, a traditional community (the “Community”). The Company believes the NGO’s action is without any merit. In an affidavit dated September 3, 2025, the Community repudiated the NGO claim with the President of the Community association and a large number of its members stating that: i) the NGO had never visited the Community and does not represent the wishes of the Community; and ii) the Company had fully consulted with the Community. Prior to the Expansion Application, the Company had retained a team of six experts including an anthropologist and a social scientist to consult with the Community. On May 9, 2024, the State of Minas Gerais, through one of its departments, issued a report stating that the Company had satisfied the consultation with the Community. On October 1, 2025, in a Court filing, the Brazilian federal government, through one of its agencies, reaffirmed that the State of Minas Gerais has the appropriate authority and autonomy on matters related to the Company’s consultation. Based on currently available information, the Company does not expect this proceeding to prevent the issuance of the expansion permit or to cause material delay to the development of the Neves Project. The critical path for the development of the Neves Project consists of planning and procurement activities, including the solicitation of third-party proposals as described above, which are continuing uninterrupted.

During the third quarter of 2025, the Company increased its cash reserves to $21.0 million which provides great flexibility during the current period of softer lithium prices.

Salinas Project Exploration Progress

On August 18, 2025, the Company reported exploration results from its 100%-owned Salinas Project located in Brazil’s Lithium Valley. Initial exploratory drilling confirmed spodumene-rich lithium mineralization near the surface at approximately 23 meters depth. The Salinas Project encompasses 388 hectares located approximately 5 miles east of the Colina Project, owned by Pilbara Minerals after it acquired Latin Resources for approximately $370 million in August 2024. The Company’s Salinas Project is located approximately 100 kilometers north of the Neves Project.

Recent Developments

On December 19, 2024, the Company entered into an Option Agreement with Atlas Critical Minerals pursuant to which the Company granted Atlas Critical Minerals an exclusive option to acquire 100% of the equity interests of Brazil Mineral Resources Corporation, a wholly owned subsidiary of the Company, for total consideration of (i) $8.0 million payable, at the Company’s discretion, in the form in cash, shares of Atlas Critical Minerals common stock at a valuation of $0.6266 per share, or a combination thereof; and (ii) a perpetual 1.5% royalty on gross revenues from specified mineral tenements to be documented at the time exercise of such option (the “Option”). The Option is exercisable no earlier than the filing by Atlas Critical Minerals of a Form F-1 registration statement with the SEC in connection with the uplisting of Atlas Critical Minerals’ common stock to the Nasdaq Capital Market and for a period of 12 months thereafter. Atlas Critical Minerals filed a registration statement on Form F-1 with the SEC on September 15, 2025, and, accordingly, the Option is currently exercisable for the duration of the option term, subject to the execution of a definitive purchase agreement and satisfaction or waiver of certain conditions.

Results of Operations

The Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

Net loss for the nine months ended September 30, 2025 totaled $24.5 million, compared to net loss of $32.8 million during the nine months ended September 30, 2024. The decrease is mainly due to:

●	The absence of exploration cost expenses in the nine months ended September 30, 2025, compared to $3.2 million in the nine months ended 30, 2024, as a result of the commencement of capitalizing exploration expenses due to the conclusion of a preliminary economic assessment of the Neves Project in the second quarter of 2024.

●	A decrease of approximately $10.2 million in stock-based compensation expense compared to the nine months ended September 30, 2024, corresponding to a reduced fair value of the instruments issued due to the decreased trading price of the Company’s common stock compared to the nine months ended September 30, 2024;

●	The above-mentioned decreases were partially offset by an increase in General and Administrative expenses of approximately $4.0 million compared to the nine months ended September 30, 2024, primarily due to: (i) a $2.3 million increase in payroll expenses ($3.9 million in 2025 compared to $1.6 million in 2024) driven by team expansion as our Neves Project progresses; and (ii) higher service costs related to marketing and investor relations activities of $2 million ($2.6 million in 2025 compared to $0.6 million in 2024). These increases were partially offset by a reduction of approximately $0.3 million in third-party service expenses in 2025, as a higher volume of such services had been contracted in 2024 to support project planning activities;

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $21.0 million and working capital of $17.1 million.

Net cash used in operating activities totaled $ 15.4 million in the nine months ended September 30, 2025, compared to $14.2 million in the nine months ended September 30, 2024, representing a decrease of $1.2 million or 8%. This decrease was primarily driven by a $4.0 million net increase in general and administrative expenses, especially in: (A) (i) payroll expenses due to the team expansion following the Neves Project progress and (ii) higher expenditures related to marketing and investor relations; partially offset by (B) (i) a reduction in third-party services contracted and (ii) the commencement of the capitalization of $3.2 million in exploration expenses.

Net cash used in investing activities totaled $7.9 million for the nine months ended September 30, 2025, compared to net cash used of $23.6 million during the nine months ended September 30, 2024, representing a decrease in cash used of $15.7 million or 67%. The decrease primarily reflects:

●	A decrease of $13.3 million in the payments made in connection with the acquisition of our lithium processing plant ($5.9 million in 2025, compared to $19.2 million in 2024) due to the finalization of the fabrication process in 2025;

●	A decrease of $2.0 million in capitalized exploration costs incurred during the nine months ended September 30, 2025 as a result of the reduction in the drilling activities in 2025 compared to 2024 ($4.0 for the nine months ended September 30, 2024); and

●	A decrease of $0.3 million relating to the acquisition of intangible assets: $nil in the nine months ended September 30, 2025, compared to $0.3 million for the same period of 2024 due to the implementation of SAP enterprise resource planning software.

Net cash provided by financing activities totaled $28.7 million for the nine months ended September 30, 2025, compared to $30.0 million during the nine months ended September 30, 2024, representing a decrease in cash provided of $1.6 million or 5%. The decrease is due to the following financing activities that occurred during the nine months ended September 30, 2025:

●	During the nine-month period ended September 30, 2025, the Company issued and sold an aggregate of 5,384,868 shares of our common stock pursuant to the ATM Agreement for net proceeds of $26.6 million, net of commissions and fees. As a comparison, during the nine-month period ended September 30, 2024, the Company issued and sold an aggregate of 1,871,250 shares of our common stock to Mitsui in a private placement for proceeds of $30.0 million; and

●	During the nine-month period ended September 30, 2025, net proceeds of $2,516,900 were generated from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company. In the same period of 2024, the proceeds from the sale of shares of the subsidiary totaled $600,700.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the sales of our equity and the equity of one of our subsidiaries. As of September 30, 2025, we had cash and cash equivalents of $21.0 million and working capital of $17.2 million, compared to cash and cash equivalents $15.5 million and working capital of $10.6 million as of December 31, 2024. We believe our cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the successful installation of our lithium processing facilities, and our ability to attract talent. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2025 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2025, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties included in this Quarterly Report and elsewhere in our Annual Report and other SEC filings before you decide to invest in our common stock.

We are required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming, and subject to interference by third parties

We are required to obtain and renew governmental permits for our exploration activities and, prior to developing or mining any mineralization that we discover, we will be required to obtain new governmental permits. Obtaining and renewing governmental permits is a complex, costly and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary for our planned operations or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development or operation of our properties, which in turn could materially adversely affect our future revenues and profitability. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our activities.

Private parties, such as social or environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. For example, on August 28, 2025, N’Golo (“NGO”), a non-governmental organization known for numerous claims against mining projects, having filed 29 such claims in the last six years, filed a civil action in the federal court located in Teofilo Otoni, Brazil, claiming that the Company did not sufficiently consult with Girau, a traditional community, in connection with our Neves Project. While the leadership of the Girau community has repudiated the claims of NGO and we do not expect this action to materially delay our development of the Neves Project, there can be no assurance that we will be able to successful defend against and overcome all third-party objections to the permitting of our business activities.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not execute any sales of unregistered securities during the three months ended September 30, 2025.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	November 13, 2025
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	November 13, 2025
Tiago Miranda	Accounting Officer)

