Form 10-K
period 2025-12-31
Atlas Lithium Corp
filed 2026-03-04
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, based upon the market price of $3.78 per share on June 30, 2025, was approximately $55,806,752.

As of March 3, 2026, there were outstanding 27,135,726 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2026 annual meeting of stockholders in accordance with Instruction G(3) to Form 10-K.

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

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. However, the absence of these terms does not mean that the statement is not a forward-looking statement. Forward-looking statements in this Annual Report include, without limitation, statements regarding: our current expectations for our future results of operations and financial position; the planned development of our processing facility and our production capabilities; the advancement and development of the Minas Gerais Lithium Project; our ability to effectively process minerals and achieve commercial grade at scale; whether any exploration targets will ultimately be developed into mineral reserves; the timing and amount of any future production; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to realize the benefits of our transactions with Mitsui & Co., Ltd; uncertainty about our ability to obtain required capital to execute our business plan and repay our obligations as they come due; volatility in the market prices of lithium and lithium products and demand for such products; the impact of U.S. tariffs on Brazilian imports, including the imposition of reciprocal tariffs or other retaliatory trade measures; geopolitical conflicts and military actions, including the ongoing conflict between the United States and Iran and associated risks to global markets, including energy markets; the potential success or positive outlook regarding any exploratory, developmental and production activities; our ability to obtain permits or otherwise comply with legal and regulatory requirements related to our projects and activities; and our ability to find and retain technical employees and consultants. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

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

PART I

Item 1. Business.

Overview

Atlas Lithium Corporation (“Atlas Lithium”, the “Company”, “we”, “us”, or “our” refer to Atlas Lithium Corporation and its consolidated subsidiaries) is a mineral exploration and development company with lithium projects and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, copper, rare earths, graphite, and titanium. Our current focus is the continued advancement of our hard-rock lithium project in Minas Gerais, Brazil toward active mining. The project is located within a well-known lithium-bearing pegmatitic district designated by the state government as “Lithium Valley.” We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

In addition to our lithium exploration activities, we also own approximately 28.06% of the shares of common stock of Atlas Critical Minerals Corporation (Nasdaq: ATCX) (formerly known as Jupiter Gold Corporation, “Atlas Critical Minerals”), as of December 31, 2025. Atlas Critical Minerals is an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. On January 9, 2026, Atlas Critical Minerals commenced trading on the Nasdaq Capital Market under the ticker symbol “ATCX”. The results of operations of Atlas Critical Minerals are consolidated in our financial statements under generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Minas Gerais Lithium Project

The Minas Gerais Lithium Project (“MGLP”) comprises 85 mineral rights totaling approximately 468 km2, representing our most material property. In particular, we are focused on the Neves Project (as defined below), which is a part of MGLP. The Neves Project is depicted in Figure 1.

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

We believe that we can increase our value by continuing our exploration work and quantification of our lithium mineralization, as well as by expanding our exploration campaign to new, high-potential areas within our portfolio of mineral rights. Our commercial goal is to enter production of lithium concentrate, a product which is highly sought after in the battery supply chain.

In 2025, we received our modular dense media separation lithium processing plant (“DMS Plant”), which was manufactured in South Africa. It was designed to produce approximately 150,000 tons of lithium concentrate per annum (“tpa”).

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

During the fourth quarter of 2025, we made strong progress in the procurement process for the project tasks and other contracted work (collectively referred to herein as “work items”) needed for the implementation of the Neves Project. Examples of such work items include assembly of our dense media separation plant and earth works. We have generally received multiple competing bids for each of the relevant work items, including 19 bids for one work item. Our supplier selection criteria are based on technical qualification and experience, and with these conditions met, then best price and terms.

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

5

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

On October 26, 2024, we received the operating license for our Neves Project in the state of Minas Gerais, Brazil, following the completion of the environmental permitting and licensing process.

On August 14, 2025, the Minas Gerais state agency responsible for permitting applications issued an extensive technical report recommending approval of the Company’s expansion permit application.

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

Environmental, Social and Governance

We are committed to Environmental, Social, and Corporate Governance (“ESG”) causes. We believe that our efforts make a difference in the communities in which we operate. The list below highlights our recent initiatives to develop the communities in which we operate:

Support with donations of machines and equipment for works carried out by local governments:

○	Use of our water truck for the works to improve access to local communities;
○	Improvements in the Neves community pavement;
○	Use of our earth moving equipment for a mobile phone tower in the community of Neves;
○	Use of our water truck for supplying communities and wetting roads;
○	Donation of asphalt emulsion to improve main roads in Araçuaí;
○	Donation of new water pipes to replace old pipes in communities surrounding the access route to the development; and
○	Supply of culverts for drainage work in access roads used by the community and the development.

Road improvements and gravel:

○	Improving road access to a municipal school and the São José das Neves community;
○	Improving road access to Comunidade Cardoso´s hill;
○	Improving road access to Neves Community;

Infrastructure

○	Construction of accommodation for teachers at the Calhauzinho Community State School;
○	Construction of the sidewalk, accessibility ramp, recreation yard and improvement of the canteen at the municipal school of the São José das Neves community;
○	Construction of the support house, kitchen and courtyard of the São José das Neves Community Church;
○	Renovation and painting of the São José das Neves Community Church in partnership with the outsourced company Eco Sondagens;
○	Construction/revitalization of 14 small water storage dams for local residents;

Professional development

○	Developed trainee plan for the inclusion of women students in the mining technician course;
○	Agreement with Instituto Técnico Educacional Polivalente de Araçuaí-ITEP to offer internship positions at Atlas to the institution’s best students;
○	o Partnership with SESI/SENAI/FIEMG to offer technical and professional courses using rooms on the 1st floor of our building in Araçuaí for face-to-face classes after it becomes operational;

Social

○	Donation of basic food baskets to the Association of Parents and Friends of Exceptional Children of Araçuaí;
○	Organization of a Christmas charity event for children from Neves, São José das Neves, Calhauzinho and Aguada Nova with distribution of gifts and sneakers for the children;
○	Sponsorship of traditional festivals in the communities of Neves, São José das Neves; and
○	Sponsorship of a local organization focused on developing social programs and including children in sports, offering classes in Araçuaí and other municipalities in the Jequitinhonha Valley.

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

Employees

As of the date of this Annual Report, we have 64 employees, out of which 75% are unionized, with certain employees represented by a private federation of employees in the extractive industries of the state of Minas Gerais (the “Employee Federation”) and the remainder represented by a labor union. Representation by the Employee Federation is legally mandatory for all extractive enterprises with respect to their non-management workers under labor laws. We have collective bargaining agreements adopted by the Employee Federation and labor union since March 2024 and December 2025, respectively, which set forth standard working conditions and employee benefits. We believe that we maintain a good relationship with our employees, the federation and the labor union.

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

Business Risks

●	Risks Related to the Assembly, Commissioning, and Operation of Our DMS Plant

●	Our future performance is difficult to evaluate because we have a limited operating history.

●	We have a history of losses and expect to continue to incur losses in the future.

●	We are an exploration stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

●	Because the probability of an individual prospect ever having reserves is not known, our properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.

●	We face risks related to mining, exploration, plant assembly, and mine construction, if warranted, on our properties.

●	Labor disruptions and a rise in labor costs could impact on our business, financial condition and results of operations.

●	We are subject to the effects of changing prices.

●	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.

●	Our operations and projects are subject to a range of transitional and physical risks related to climate change.

●	Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

●	We are vulnerable to concentration risks because our operations are currently exclusive to Brazil.

●	We depend upon Mr. Marc Fogassa, our Chief Executive Officer and Chairman.

●	Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

●	A portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements.

●	Certain of our officers may be in a position of conflict of interest.

●	We have historically relied on third-party consultants and their inability to perform timely and in compliance with their contractual obligations can adversely impact our business operations.

●	Our Reliance on Third Party Consultants and Contractors Has and Could Continue to Adversely Affect Our Operations, Cost Structure, and Competitive Position

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

●	We may be unable to hire and retain the third-party contractors upon which we rely, including for drilling and construction of the lithium processing plant.

●	We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure or cybersecurity attacks and risks associated with implementation, upgrade, operation and integration.

Regulatory and Industry Risks

●	The mining industry subjects us to several risks.

●	Our operations are, and our mineral projects will be subject to, significant government regulations, including environmental laws and regulations.

●	We are required to obtain government permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

●	Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

●	Mining operations face substantial health and safety regulations.

●	Mineral prices are subject to unpredictable fluctuations.

●	The development of non-lithium battery technologies could adversely affect us.

●	The growth potential of lithium markets is uncertain.

●	Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our future revenues and profitability generally.

●	We are dependent upon the continued recognition of and validity of the title to our mineral rights, and preserving title may be costly.

●	Changes in public policies and legislative initiatives could materially affect our business and prospects

Country and Currency Risks

●	Substantially all of our assets are located in Brazil and substantially all of our revenue will be derived from our operations in Brazil.

●	Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

●	The perception of Brazil by the international community may affect us.

●	Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Common Stock Risks

●	Our common stock price has been and may continue to be volatile, and you could lose all or part of your investment.

●	We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing equity securities. Any future issuances of equity will dilute your ownership.

●	Our Series A Preferred Stock (as defined below), which has been held by Mr. Fogassa since 2012 has the effect of concentrating voting control over us in Mr. Fogassa, our Chief Executive Officer and Chairman. Due to Mr. Fogassa’s control of greater than 50% of our voting securities, we are deemed a “controlled company” under the rules of Nasdaq.

●	Our Chief Executive Officer and Chairman has substantial influence over us as a result of his voting control and his interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their securities.

●	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

●	Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

●	Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

World Events Risks

●	Tariffs and other changes in international trade policy could adversely affect our business, financial condition and the results of operations.

●	Natural disasters or the emergence of a new pandemic may adversely affect our business.

●	An escalation of the current war in Ukraine and the ongoing conflict in the Middle East, coupled with the international policy of the new U.S. presidential administration or the emergence of conflict elsewhere may adversely affect our business.

Business Risks

Risks Related to the Assembly, Commissioning, and Operation of Our DMS Plant

Our DMS Plant was manufactured in South Africa to our specifications by a third-party contractor which delegated certain work to subcontractors. The disassembled plant was shipped to Brazil mostly in containers with some bulk items as well and is currently in storage at a secure facility in Minas Gerais state. While we believe the assembly of the DMS Plant will be successful and that it will operate as expected, there are material risks associated with the assembly, commissioning, and ongoing operation of the DMS Plant.

Assembly of the DMS Plant will require us to retain employees or contractors with the necessary expertise, including project management and construction supervision services. Such personnel may not be readily available when needed or on terms favorable to us. Although we have strengthened our internal capabilities through the appointment of a Project Management Officer and Vice President of Engineering with experience from significant mining projects in Brazil, we continue to depend on certain consultants and contractors for specific technical requirements. Any inability to retain qualified contractors or their failure to perform in accordance with their agreements could result in delays in our ability to execute on our business plan and adversely affect the value of our common stock.

We may incur delays or cost overruns in assembling the DMS Plant and achieving the readiness of such processing facility to commence production. Potential causes of delay include, without limitation: the discovery of unusual or unexpected conditions during assembly; industrial accidents or equipment malfunctions; labor shortages, disputes, or work stoppages; permitting or regulatory delays; weather conditions or natural disasters; supply chain disruptions affecting the delivery of necessary equipment or materials; and the unavailability of suitable machinery, equipment, or skilled labor. Additionally, litigation by third parties such as non-governmental organizations could interfere with the permitting process or cause delays in project development.

If assembly of the DMS Plant requires longer than expected due to component damage, labor issues, contractor performance issues, or other factors, we could incur additional costs associated with extended storage, increased labor, or procurement of replacement parts. We cannot provide any assurance that the assembly will be completed on schedule or within budget.

Once assembled, operation of the DMS Plant will incur ongoing operating costs and our financial position and results of operations may be materially impacted if we are unable to fund such expenses and if our production costs are higher than the revenues from the sale of our lithium products. Equipment malfunctions or breakdowns during the term of operation could require us to incur substantial repair or replacement costs, potentially resulting in production downtimes and business interruption. We may face difficulty timely finding spare machines or parts to fix broken equipment. Additionally, fluctuations in the cost of fuel, power, materials, and supplies could result in increases in operating costs beyond our initial estimates.

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

We have an accumulated deficit of approximately $171.6 million as of December 31, 2025. We expect to continue to incur losses unless and until such time as our projects or properties acquired in the future enter into commercial production and generate sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. If we are unable to generate cash flows from our operations, we will not be able to earn profits and may be unable to continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral exploration stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

Approximately 58% of our workforce is unionized. We may experience labor shortages and work stoppages due to localized or industry strikes. A prolonged work stoppage or strike by unionized employees could increase costs and affect our ability to conduct our research, development or production activities. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements, or such agreements may not be on terms satisfactory to us.

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

We are subject to the effects of changing prices.

Inflation rates have been relatively low and stable over the previous three decades; however, inflation rates rose significantly between 2021 and 2024. Although inflation rates have stabilized at a moderate level, future economic shocks, such as those due to tariffs and trade wars, could increase inflation levels going forward. We bear the costs of operating and maintaining our assets, including labor and material costs as well as drilling and exploration costs. Although we may be able to reduce some of our exposure to price increases through the prices we charge, competitive market pressures may affect our ability to pass along price adjustments, which may result in reductions in our operating margins and cash flows in the future.

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

In order to finance our current operations and future capital needs, we will require additional funds through the issuance of additional equity and/or debt securities or other financing facilities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our shares could be reduced. Any additional equity financing will dilute shareholdings, and new or additional debt financing, if available, may involve restrictions on financing and operating activities. For example, during the year ended December 31, 2025, we issued an aggregate of 10,127,566 shares of our common stock in capital raising transactions, including (i) 7,627,566 shares sold pursuant to an At the Market Offering Agreement, and (ii) 2,500,000 shares sold to certain institutional investors in a registered direct offering. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

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

Our quarterly and annual revenue, operating results and financial results are difficult to predict and may fluctuate significantly from period to period based on activities related to our exploration projects. For example, for the year ended December 31, 2025, costs associated with our stock based compensation were significantly lower than in prior years, which contributed to a substantial decrease to our net loss for the year as compared to the prior year. Our revenues, if any, net loss and results of operations may also fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays, deteriorations in our labor relations, changes in the prices of commodities or in the cost of our key inputs, currency fluctuations and severe weather phenomena.

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

Our operations and projects are subject to a range of transitional and physical risks related to climate change.

We believe that climate change has the potential to impact on the regions and sites in which we operate, as well as the surrounding communities. Long-term potential physical climate risks include, but are not limited to, higher temperature in all regions, higher intensity storm events in all regions, impacts to annual precipitation depending upon the latitude and proximity of the site to oceans.

Physical risks related to extreme weather events such as extreme precipitation, flooding, longer wet or dry seasons, flooding and drought conditions, increased temperatures, sea level rise, landslides, mine flooding, landslides, wildfires or brushfires, or more severe storms may have financial implications for the business. In particular, the effects of changes in rainfall and intensities, water shortages and changing storm patterns have from time to time adversely impacted, and may in the future adversely impact, our costs, production levels and financial performance.

There is also the potential for disruption to transport routes associated with the distribution of our products. For example, essential roads for entering in our mine sites, may be subject to a risk of flooding due to the potential for an increase in average temperatures, which may be related to climate change. Severe storm events can also result in unpermitted off-site discharges, slope instability, mine pit erosion and structural failures, tailings storage facility overtopping and other impacts, including water storage and treatment facility capacity considerations. Extended dry seasons or unseasonal dry conditions could exacerbate dust generation from operating activities that may require additional controls for continued operation or result in compliance breaches. Changing climatic conditions may also affect the likelihood of meeting closure success criteria and require adjustments to mine site rehabilitation and closure plans. The higher potential for extreme heat conditions may affect equipment efficiency.

Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on site related to extreme temperatures or lightening events, worker aviation and bus transport to or from the site, and local or global supply route disruptions that may limit transport of essential materials, chemicals and supplies, which could have an adverse impact on our results of operations and financial position. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans.

An increase in frequency and duration of extreme weather conditions can be followed by extended power outages. Energy disruptions can have an adverse impact on our results of operations and financial position due to production delays or additional costs to ensure business continuity through reliable sources of on-site power generation. Energy transmission and supply may be impacted by wildfires, which may interrupt electrical power transmission lines to mine sites, and that may pose risks to on-site facilities and energy generators, fuel dispensing systems and supplies. In jurisdictions that rely on purchased hydroelectric power, such as in Brazil, extreme drought and extended dry seasons may impact the electric utility’s water supplies needed to generate hydroelectric power purchased by the mine to run operations, which would result in higher costs and/or limit energy availability for continuity of operations as well as impact our environmental systems and processes.

Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

Climate change and the transition to a low-carbon economy is expected to impact on our operations in a number of ways. Mining activities are an energy and fuel intensive business, currently resulting in a significant carbon footprint. Transitioning to a low-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to the business.

A number of governments or governmental bodies, including Brazil, have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels.

Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may cause us to incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations.

The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments. Our investments in these technologies may also expose us to legal, operational and reputational and other risks. The pace of development of such technologies may be inadequate, such technologies may be insufficient, and we may not be able to deploy such technologies at a commercial scale.

There will be varied and complex market impacts due to climate change and the transition to a low-carbon economy. There will be shifts in supply and demand for certain commodities, products and services in connection with evolving consumer and investor sentiments. Market perceptions of the mining sector, and, in particular, the role that certain metals will or will not play in the transition to a low-carbon economy remains uncertain. Potential financial impacts may include reduced investment in certain minerals due to shifts in investor sentiment, increased production costs due to changing input prices, re-pricing of land valuation and assets, potential cost increases by insurers and lenders, and potential increases in taxation of the mining and metals sector.

Should the mining and metals sector not respond quickly enough to meeting globally accepted science-based reductions required to mitigate the long-term impacts of climate change, industry members may be subject to an increased risk of future climate litigation. Over time, litigation may also apply to other resource intensive sectors that fail to set and/or meet long-term reduction targets. While we are not currently subject to any lawsuits related to climate, no assurances can be provided that similar suits will not be brought in the future.

There is currently no generally accepted global definition (legal, regulatory or otherwise) of, nor market consensus as to what criteria qualify as, “green,” “social,” “sustainable” or “sustainability-linked” (and, in addition, the requirements of any such label may evolve from time to time), and therefore no assurance is or can be given that we will meet any or all investor expectations.

We are vulnerable to concentration risks because our operations are currently exclusive to Brazil.

Our exploration and mining activities are currently entirely located in Brazil. Because of our geographic concentration, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure or cybersecurity attacks and risks associated with implementation, upgrade, operation and integration.

Our business operations rely heavily on technology platforms and systems to manage and optimize our diverse mining assets. These systems are critical to ensuring safety, operational efficiency, cost management, and meeting environmental, social, and governance (ESG) objectives. However, the increasing sophistication of cybersecurity threats, coupled with the adoption of emerging technologies such as artificial intelligence (AI), automation, and cloud-based platforms, poses important risks to our operations, financial performance, and reputation.

Our systems, as well as those of our third-party service providers, vendors, and partners, face a wide range of cybersecurity threats, including: Ransomware, malware, and phishing schemes targeting critical systems and sensitive data; unauthorized access and breaches affecting intellectual property, financial information, and operational data; vulnerabilities introduced through supply chain dependencies and third-party security weaknesses; human error, design flaws, and system misconfigurations.

The adoption of new technologies and the adoption of remote and flexible work arrangements enhances our operational capabilities but introduces additional risks. AI, for example, has the potential to improve efficiency and safety, it also presents unique vulnerabilities, including algorithmic biases that could lead to inaccurate decisions or unintended outcomes; data integrity risks, such as manipulation or corruption of datasets used to train AI systems; unauthorized access or exploitation of AI-powered systems, potentially compromising operations or sensitive data.

Additionally, the increased interconnectivity of automated and cloud-based systems and increase of remote workforce expands our cyber-attack surface, requiring heightened vigilance and advanced security measures.

Our cybersecurity measures, including the use of muti-factor authentication, data encryption, and firewall use, among other technologies, are intended to protect our technology platforms and address risks associated cybersecurity threats, including those stemming from the implementation of emerging technologies. While these efforts are designed to align with industry’s best practices, no system can eliminate all risks, especially given the pace of technological advancement and the evolving nature and increased frequency of cyber threats. In addition, we do not carry specific cybersecurity insurance to help mitigate such costs due to increased premiums and limited market availability. For additional information about steps we have taken to enhance our cybersecurity, please see “Item 1C. Cybersecurity.”

Therefore, a successful cyberattack or other cybersecurity incident could result in future production and operational downtimes, data corruption, and unauthorized disclosure of sensitive information. Any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient against future attacks. These events may subject us to significant expenses, remediation costs, disputes, financial losses, regulatory actions or investigations, litigation, reputational harm, and delays in the deployment of critical technologies, that could result in damages, material fines and penalties, and harm to our reputation, any of which could have a significant effect on our financial condition, results of operations, liquidity, and cash flows. The risks associated with the implementation of emerging technologies, if not effectively mitigated, could undermine the benefits of these advancements and impact our competitive position.

In addition, we are subject to various legislation, regulations, directives and guidelines from federal, state, local and foreign agencies, that are intended to strengthen cybersecurity measures required for information and operational technology, and that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Failure to comply with any of applicable legal requirements could result in enforcement action against us, including fines, which could harm our reputation and have a significant effect on our financial condition, results of operations, liquidity, and cash flows.

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

Our ability to recruit and assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees, and our inability to successfully do so will adversely affect our plans.

We expect significant growth in the number of our employees if we determine that a mine at any of our properties is commercially feasible, we are able to raise sufficient funding and we elect to develop the property. This growth will place substantial demands on us and our management. Our ability to assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees. We will also have to adopt and implement new systems in all aspects of our operations. This will be particularly critical in the event we decide not to use contract miners on any of our properties. We have no assurance that we will be able to recruit the personnel required to execute our programs or to manage these changes successfully.

A portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements.

Our operations are dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production, exploration or other business activities that could adversely affect us.

A portion of our workforce is represented by labor unions, as mandated under Brazilian law, and are therefore be subject to collective bargaining agreements, and if we are unable to enter into new agreements or renew existing agreements before they expire, our workers subject to collective bargaining agreements could engage in strikes or other labor actions that could materially disrupt our ability to conduct our operations.

We cannot predict the outcome of future negotiations of collective bargaining agreements covering existing or potential future employees.

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

We have historically relied on third-party technical consultants for various aspects of our MGLP development. While in 2025 we have strengthened our internal capabilities through the appointment of a Project Management Officer and Vice President of Engineering, who brings experience from multibillion-dollar mining projects in Brazil, we continue to depend on certain consultants for specific technical requirements. Also, there is significant competition for the services of these consultants in Brazil. Given this dependency, the consultants’ potential delivery of inadequate technical materials, or non-compliance with their contractual obligations, inclusive of exclusivity provisions, exposes us to significant operational and financial risks.

Our Reliance on Third-Party Consultants and Contractors Has and Could Continue to Adversely Affect Our Operations, Cost Structure, and Competitive Position

We rely on third-party consultants, contractors, and service providers to perform critical functions across our operations, [including geological and metallurgical analysis, mine planning, engineering, construction, environmental and permitting support, logistics, and specialized technical services]. Many of these activities require highly specialized expertise, regulatory familiarity, and operational experience that is difficult to source or replace on short notice.

These third parties may not perform their services in accordance with contractual requirements, applicable laws and regulations, or industry standards, or may lack the technical expertise, personnel, or financial resources necessary to execute complex or mission-critical work. Any failure by a third-party consultant or contractor to perform as expected, meet project timelines, or comply with contractual or regulatory obligations—including as a result of breach, insolvency, labor constraints, or competing priorities—could result in project delays, increased costs, operational disruptions, reduced production, or the inability to advance or maintain mining operations as planned. Current high levels of demand for talent in our industry present challenges in attracting and retaining qualified technical personnel with the necessary specialized knowledge.

In addition, our agreements with third-party consultants and contractors may limit our remedies or ability to recover damages in the event of nonperformance or breach, and disputes may be costly, time-consuming, and uncertain in outcome. In Brazil, suitable alternative providers can be limited or unavailable, further increasing our exposure to performance failures and constraining our ability to mitigate adverse impacts.

Because the mining industry is highly competitive and capital-intensive, delays, cost overruns, or operational inefficiencies arising from third-party performance issues could place us at a competitive disadvantage relative to peers with greater in-house capabilities, more reliable contractor relationships, or superior access to technical resources. Such events could impair our ability to meet production targets, execute growth or expansion plans, respond to market conditions, or maintain customer and stakeholder confidence, and could materially and adversely affect our business, financial condition, results of operations, and long-term competitive position.

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

We are required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly, time-consuming and subject to the interference of third parties.

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

Private parties, such as environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. For example, on August 14, 2025, the Minas Gerais state agency responsible for permitting applications issued an extensive technical report recommending approval of the Company’s expansion permit application (“Expansion Application”) filed in November 2024. On August 28, 2025, a civil action related to the Company’s Expansion Application was filed by N’Golo (the “NGO”), a non-governmental organization known for filing claims against mining projects, having filed 35 such claims in the last six years. The action was filed in the federal court located in Teofilo Otoni, Brazil, alleging that the Company did not conduct a consultation with Girau, a traditional community (the “Community”). Prior to the Expansion Application, the Company had retained a team of six experts including an anthropologist and a social scientist to consult with the Community and therefore the Company believes the NGO’s action is without merit. On May 9, 2024, the State of Minas Gerais issued a technical report stating that the Company had satisfied the consultation requirements with the Community. Additionally, in an affidavit dated September 3, 2025, the Community repudiated the NGO claim with the president of the Community association and a large number of its members stating that: (i) the NGO had never visited the Community and does not represent the wishes of the Community; and (ii) the Company had consulted with the Community. Based on currently available information, the Company does not expect this proceeding to prevent the approval of the Expansion Application.

On December 17, 2025, we filed a criminal complaint in a state criminal court in Belo Horizonte, Minas Gerais, Brazil, against the president and legal counsel of the NGO in connection with statements made by the organization that contained false and misleading information regarding matters related to our Expansion Application and consultation with the Community. On February 12, 2026, a state district attorney reviewed the complaint and referred it to a criminal court, which accepted the complaint on February 23, 2026. The matter remains pending. We intend to pursue this matter vigorously but there can be no assurance as to the outcome of these proceedings.

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

Portions of our revenues may come from the extraction and sale of minerals. Our level of profitability, if any, in future years will depend to a great degree on the prices of minerals set by global markets. The price of minerals may fluctuate widely and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the price of minerals, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.

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

Our ability to successfully develop our lithium resources and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. Such external economic factors are influenced by changes in international investment patterns, global economic activity and growth, the unknown geopolitical consequences of the war between Ukraine and Russia, conflicts in the Middle East, including the ongoing war involving the United States, Israel and Iran, and macro-economic circumstances. We may be unable to effectively mitigate fluctuations in the price of lithium products, and high volatility or declines in lithium prices could have a material and adverse effect on our ability to generate revenues and our future profitability generally.

We are dependent on the continued recognition of and validity of the title to our mineral rights, and preserving title may be costly.

We rely on the continued validity of our mineral rights to each of our mineral properties. Any challenge to the title to our mineral rights would proceed as a petition to ANM, and such a challenge would be costly. In addition, ANM has the authority to determine the boundaries of mineral rights in Brazil, which is normally done to accommodate new and unforeseen events, including, by way of example, the passage of a new electric grid or the creation of a new environmental preserve. Depending on the number of mineral rights impacted, any change in the boundaries of our mineral rights could potentially affect a given project. In the event of a successful challenge to ANM that we are not the rightful owner of a mineral right that is currently titled to us, or a change in the boundaries of our mineral rights, such successful challenge or alteration of boundaries may have a material adverse effect on our planned operations, and result in significant financial losses that affect our business as a whole.

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

Country and Currency Risks

Substantially all of our assets are located in Brazil and substantially all of our revenues will be derived from our operations in such country. Accordingly, our results of operations will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in Brazil.

The economic, political and social conditions, as well as government policies, of Brazil could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future Brazil’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to become profitable.

Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

Mining operations in Brazil are heavily regulated. Concurrently, the Brazilian government has taken an active role in supporting the development of its domestic rare earths mining and processing industry, including, without limitation, by allocating financial resources to finance important mineral projects, including rare earths. Such government support is of material importance to the Company and the emerging Brazilian rare earths industry due to, among other factors, the presence of established foreign industry leaders and nations, such as China, which aggressively support their rare earths industry. Any significant change in mining legislation or other changes in Brazil’s current mining environment may slow down or alter our business prospects. Further, countries in which we may wish to sell our mined minerals may impose special taxes, tariffs, or otherwise place limits and controls on consumption of our mined minerals, including tariffs or trade restrictions imposed by the new U.S. presidential administration.

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

To grow our business and remain competitive, we may also require additional capital from time to time through the issuance of debt or the issuance or sale of other securities or instruments senior to our common stock for our daily operation. Our ability to obtain additional capital is subject to a variety of uncertainties, including:

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

Although management has determined our internal control over financial reporting is effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report on our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins our Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets.

Risks Related to World Events

Tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations.

Materials and products imported into the EU, the United States and other countries are subject to import duties. In addition, we cannot predict whether future Brazilian, U.S. or international laws, regulations or specific or broad trade remedy actions or international agreements may impose additional duties or other restrictions on exports of minerals from Brazil. Any such changes in legislation and government policy may have a material adverse effect on our business. For example, in recent periods, the U.S. government has announced and, in particular following the U.S. presidential election in November 2024, may continue to announce, various import tariffs on goods imported from certain trade partners, such as the EU and China, which have resulted, and may continue to result, in reciprocal tariffs on goods exported from the United States to such trade partners. In February 2026, the U.S. Supreme Court struck down certain of the U.S. presidential administration’s tariffs as exceeding the executive’s statutory authority, and it remains unclear how the administration may shift its trade policies in response to the ruling. For example, following the ruling, the U.S. administration immediately imposed a new 10% global tariff under a different statute that permits tariffs up to 15% for 150 days. An escalating global trade war, including between the United States and China, could harm our business and growth prospects. Trade barriers and other governmental action related to tariffs or international trade agreements around the world have the potential to decrease demand for our minerals and adversely impact the markets in which we operate.

Natural disasters may adversely affect our business.

Natural disasters, including the emergence of a new pandemic, may adversely affect our business. Such events, including hurricanes, earthquakes, floods, wildfires, and health emergencies, could disrupt our operations or those of our third party suppliers, damage our facilities, or affect our supply chains. For example, in the recent past, the spread of COVID-19 caused public health officials in both Brazil and the U.S. to recommend precautions to mitigate the spread of the virus, especially as to international travel. In addition, certain states and municipalities in both countries enacted quarantine and “shelter-in-place” regulations and at times required non-essential businesses to close. There is no certainty that future natural disasters or a new pandemic will not result in similar restrictions being imposed. It is unclear how such events and any resulting restrictions would contribute to a general slowdown in the global economy or otherwise affect our business.

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

On December 19, 2024, we entered into an Option Agreement (the “Option Agreement”) with Atlas Critical Minerals, pursuant to which we sold to Atlas Critical Minerals an option to buy 100% of our equity interests in BMR (the “Option”). As consideration for the Option, Atlas Critical Minerals will issue to us 797,957 shares of its common stock, representing $500,000 divided by a value per share of $0.6266.

The Option is exercisable within 12 months of Atlas Critical Minerals’ filing of a Form F-1 with the SEC, which took place on September 15, 2025. If the Option is exercised, we and Atlas Critical Minerals shall enter into a definitive purchase agreement for the purchase of BMR pursuant to which Atlas Critical Minerals shall pay us total consideration of $8,000,000, which at our discretion shall be in the form of cash, shares of Atlas Critical Minerals’ common stock, or a combination of cash and shares. If Atlas Critical Minerals exercises the Option, in addition to the $8,000,000 consideration, we shall be entitled to a perpetual royalty of one point five percent (1.5%) of the revenues resulting from the mineral rights owned by BMR as of the date of the Option Agreement.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Current Stockholders

Since January 10, 2023, our common stock has been trading on the Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “ATLX.” As of March 3, 2026, there were 117 holders of record of our common stock, which does not include beneficial owners for whom CEDE & Co. or others act as nominees. As of November 19, 2025, we had 22,124 non-objecting beneficial owners as provided to us by Broadridge Financial Solutions.

Dividends

We have not paid any cash dividends since our inception and do not expect to declare any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the sales of unregistered securities previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, we did not consummate any sales of unregistered securities during the fiscal year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2025.

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

Overview

Atlas Lithium is a mineral exploration and development company with lithium projects and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, copper, rare earths, graphite, and titanium. Our current focus is the continued advancement of our hard-rock lithium project in Minas Gerais, Brazil toward active mining. The project is located within a well-known lithium-bearing pegmatitic district designated by the state government as “Lithium Valley.” We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

In 2025, we received our DMS Plant, which was designed to produce approximately 150,000 tons of lithium concentrate per annum (“tpa”). Our DMS Plant represents a cornerstone of our Neves Project, designed to deliver high-quality lithium concentrate to the global market for electric vehicles (EVs) and renewable energy storage systems. With worldwide lithium demand growing, we are positioned to emerge as a key contributor to the sustainable energy transition.

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

Operational Update

During the fourth quarter of 2025, we made substantial progress in the procurement process for the project tasks and other contracted work (collectively referred to herein as “work items”) needed for the implementation of the Neves Project. Examples of such work items include assembly of our dense media separation plant and earth works. We have generally received multiple competing bids for each of the relevant work items, including 19 bids for one work item. Our supplier selection criteria are based on technical qualification and experience, and with these conditions met, then best price and terms.

On December 22, 2025, we announced that we had entered the final stage of contracting project management and construction supervision services. This engagement will support the integrated management and oversight of project construction activities. The scope includes planning, coordination, monitoring, and control of all activities required for project execution, ensuring compliance with schedule, cost, scope, quality, safety, and overall performance objectives. Our selection process included extensive due diligence on five firms with proven experience in delivering projects of similar scope and complexity. Multiple technical and commercial interactions were conducted to thoroughly assess and identify the most suitable partner for the Neves Project; evaluation parameters focused on technical excellence, track record in Brazilian mining projects, project management methodology, systems and tools, as well as the qualifications and experience of the proposed technical team.

On January 9, 2026, the Company’s subsidiary Atlas Critical Minerals Corporation (“Atlas Critical Minerals”), commenced trading on the Nasdaq Capital Market under the ticker symbol “ATCX.” Atlas Critical Minerals has projects in rare earths, graphite, uranium, and iron ore. More details about Atlas Critical Minerals are available on its website at www.atlascriticalminerals.com and in its filings with the Securities and Exchange Commission.

Since the beginning of 2026, we have received written indications of interest from multiple parties to purchase our future lithium concentrate production. Following a period of lower lithium prices, we have observed increased interest from potential customers in securing long-term supply arrangements. We believe that both the continued global growth in electric vehicle adoption now coupled with demand from energy storage systems for data centers provide a healthy environment for lithium.

Results of Operations

Fiscal Year Ended December 31, 2025, Compared to Fiscal Year Ended December 31, 2024

After a trial mining period in the second half of 2023, one of our subsidiaries commenced ongoing operations at its quartzite quarry in 2024. Our gross margin of $265,694 was generated from the sales of 551 m3 of unprocessed blocks of quartzite and 905 m2 of processed slabs produced by our subsidiary’s quartzite operation. We generated limited revenues in year ended on December 31, 2025 because we paused production of quartzite blocks and slabs in first half of 2025 to effect modifications to our operations and address certain identified issues, including the adoption of an updated drainage plan for the quarry. We have retained an engineering firm to prepare an updated drainage plan and expect to resume operations during the second half of 2026.

Operating expenses for the year ended December 31, 2025, totaled $31,592,273, compared to operating expenses of $44,123,939 during the year ended December 31, 2024, representing a reduction of 28.4%. The decrease was mostly due to the $16.0 million reduction in stock-based compensation and $3.0 million reduction in exploration costs, offset by the $6.7 million increase in general and administrative expenses, as detailed below:

●	An increase in general and administrative expenses of approximately $6.7 million during the period, primarily due to: (i) an increase in payroll expenses of $1.9 million directly related to increase of operational activities related to the preparation for the project implementation; (ii) $3.1 million due to higher investor relations expenses and (iii) $2.1 million due to increased third-party contractor costs as the Company’s activities expanded as a result of the preparation for the project implementation;

●	A decrease of approximately $16.0 million in stock-based compensation expense compared to the year ended December 31, 2024, corresponding to a reduced fair value of the instruments issued due to the decreased trading price of the Company’s common stock compared to 2024; and

●

$3.0 million reduction in exploration costs as a result of the commencement of capitalizing exploration expenses due to the conclusion of a preliminary economic assessment of the Neves Project in the second quarter of 2024.

Other expenses for the year ended December 31, 2025 totaled $67,875 compared to $1,338,370 during the year ended December 31, 2024, representing a decrease of 94.9%, driven by the derecognition of a $1.3 million asset relating to the premium paid for an option to acquire two mining rights in Governador Valadares, Minas Gerais, and the corresponding recognition of a $1.3 million expense. We decided not to exercise such option and derecognized the amount recorded for the premium occurred because the results of geological studies did not achieve the expected results. The assets subject to the option are unrelated to the Company’s Das Neves Project.

As a result, we incurred a net loss attributable to our stockholders of $28,110,592, or $1.54 per share, for the year ended December 31, 2025, compared to a net loss attributable to our stockholders of $42,241,196, or $2.91 per share, during the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $35,935,104 and net working capital of $23,066,924.

Net cash used by operating activities totaled $22,166,692 for the year ended December 31, 2025, compared to net cash used of $18,784,844 during the year ended December 31, 2024, representing an increase in cash used of $3,381,848, or 18.00%. The variation in net cash used by operating activities was mainly due to:

●

An increase of approximately $6.7 million in General and administrative expenses due to the growth of our personnel, infrastructure and the costs related to our operational permit relating to our Neves Project as we move towards revenue-generating operations. As a result, we had more expenditures such as employee compensation and the costs of third-party service providers such as technical consultants; and

●	A decrease of approximately $3.0 million in Exploration costs due to the commencement of capitalization of exploration expenses.

Net cash used in investing activities totaled $8,959,390 for the year ended December 31, 2025, compared to net cash used of $27,344,436 during the year ended December 31, 2024, representing a decrease in cash used in investing activities of $ 18,385,046, or 67.24%. The variation in net cash used in investing activities was mainly due to:

●	A decrease of $16.4 million in the payments made in connection with the acquisition of our lithium processing plant ($6.1 million in 2025, compared to $22.4 million in 2024) due to the finalization of the fabrication process in 2025;

●	A decrease of $1.6 million in capitalized exploration costs incurred during the year ended December 31, 2025 as a result of the reduction in the drilling activities in 2025 compared to 2024 ($2.9 million in 2025 and $4.5 million in 2024); and

●	Decrease of $0.4 million in the acquisition of intangible assets represented by the implementation of SAP done in 2024.

Net cash provided by financing activities totaled $51,523,029 for the year ended December 31, 2025, compared to $32,131,672 during the year ended December 31,2024, representing an increase in cash provided of $19,391,357, or 60.35%. We completed the following financing activities in 2025:

●	During the year ended December 31, 2025, we sold (i) 7,627,566 shares under the ATM Agreement for proceeds of $ 41.7 million ($1.3 million net proceeds in 2024), and (ii) 2,500,000 shares to certain institutional investors in a registered direct offering for proceeds of $10 million ($30 million in 2024); and

●

In 2025, net proceeds of $2.5 million were generated from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company. In 2024, the proceeds from the sale of shares of the subsidiary totaled $1.0 million.

The consolidated financial statements have been prepared on a going concern basis. We have historically incurred net operating losses and have not yet received material revenues from the sale of products or services. As a result, our primary source of liquidity has been the proceeds from the sale of our equity. As of December 31, 2025, we had cash and cash equivalents of $35,935,104 and net working capital of $23,066,924, compared to cash and cash equivalents $15,537,476 and a working capital of $10,553,780 as of December 31, 2024. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources, the types of processing facilities we would need to install to obtain commercial-ready products, and the ability to attract talent to manage our different areas of endeavor. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

We currently have no off-balance sheet arrangements.

Offtake and Sales Agreement from Mitsui

As further described in “Note 7 – Related Party Transactions,” the Company has entered into an Offtake and Sales Agreement with Mitsui pursuant to which Mitsui has agreed to purchase a spot quantity of 15,000 dry metric tons of product and, subject to the satisfaction of certain conditions, to purchase a minimum of 60,000 dry metric tons per year for a period of five years commencing with the first year of such shipments, or until an aggregate of 300,000 dry metric tons has been delivered, if later.

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

Trade Receivables

Trade receivables represent amounts to be received from clients due to the sale of quartzite and iron ore products. We recognize a trade receivable following the recognition of revenue when control of a product is transferred to the customer, and we have an unconditional right to receive payment for such product.

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2025, and 2024, we did not recognize any impairment losses related to mineral properties held.

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

Recent Accounting Pronouncements

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations and Consolidation — Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company will analyze the impacts of this update in the upcoming years and anticipate that it will not adopt the update early.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this update revise the master glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. Management does not expect this new guidance to have any impacts on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, as follows:

1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.

The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting nonexchange-traded contracts with underlying that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements. The amendments in this update clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) — Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company will analyze the impacts of this Update in the upcoming years and anticipate that it will not adopt the update early.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures, which are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure, were effective as of the end of the period covered by this report.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and financial officer and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2025, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2025.

Based on the management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On November 18, 2025, Mr. Fogassa, our Chief Executive Officer and Chairman, entered into a written plan with Goldman Sachs & Co. LLC for the potential future sale of up to 500,000 shares of our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act, with such plan starting in March 2026 and expiring in July 2026.

On November 18, 2025, Mr. Miranda, our Chief Financial Officer and Treasurer, entered into a written plan with XP Investments US, LLC for the potential future sale of up to 10,231 shares of our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act, with such plan starting in March 2026 and expiring in June 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers and directors, including our Audit Committee and Audit Committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2025 (2026 Proxy Statement) and is incorporated in this Form 10-K by reference.

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

Item 11. Executive Compensation.

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners of our common stock, the security ownership of our management and our equity compensation plans will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and director independence will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accountant fees and services will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.

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

DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlas Lithium Corporation (ATLX)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Lithium Corporation (ATLX) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2024

Place: Mumbai, India

Date: March 4, 2026

ATLAS LITHIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and December 31, 2024

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$35,935,104	$15,537,476
Trade receivable	28,539	47,682
Inventories	505,307	492,812
Taxes recoverable	1,041,306	29,431
Derivative assets	219,556	-
Prepaid and other current assets	146,620	134,983
Total current assets	37,876,432	16,242,384
Taxes recoverable	673,545	1,704,994
Property and equipment, net	47,959,905	38,855,071
Intangible assets, net	309,258	399,773
Right of use assets - operating leases, net	623,104	499,605
Other assets	255,208	152,781
Total assets	$87,697,452	$57,854,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,498,525	$5,001,664
Derivative liabilities	21,579	462,638
Convertible Debt	9,993,699	81,918
Operating lease liabilities	286,876	134,300
Other current liabilities	8,828	8,084
Total current liabilities	14,809,507	5,688,604
Convertible Debt	-	9,807,883
Operating lease liabilities	331,425	312,918
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	27,240	33,962
Total liabilities	35,168,172	35,843,367

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of December 31, 2025 and December 31, 2024	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively and 26,968,501 and 16,014,742 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	26,969	16,015
Additional paid-in capital	223,411,482	166,110,916
Accumulated other comprehensive loss	(141,940)	(179,990)
Cumulative Adjustment of the Valuation of Fin. Instruments	224,905	(278,820)
Accumulated deficit	(171,570,902)	(144,410,340)
Total Atlas Lithium Co. stockholders’ equity	51,950,515	21,257,782
Non-controlling interest	578,765	753,459
Total stockholders’ equity	52,529,280	22,011,241
Total liabilities and stockholders’ equity	$87,697,452	$57,854,608

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Twelve Months Ended December 31, 2025 and 2024

	Twelve months ending December 31
	2025	2024

Gross revenues	$121,388	$748,654
Sales deductions	$(28,897)	$(81,523
Net revenue	$92,491	$667,131
Cost of revenue	$(151,922)	$(401,437
Gross profit	$(59,431)	$265,694
Operating expenses
General and administrative expenses	22,337,014	15,638,928
Stock-based compensation	9,255,259	25,306,719
Exploration	-	3,039,881
Other operating expenses	-	138,411
Total operating expenses	31,592,273	44,123,939
Loss from operations	(31,651,704)	(43,858,245)
Other expense (income)
Other expense (income)	67,875	1,338,370
Fair value adjustments, net (income)	(59,803)	(419,993)
Finance costs (revenue)	242,089	(382,323)
Total other expense	250,161	536,054)
Loss before income taxes	(31,901,865)	(44,394,299)
Income taxes	-	18,923
Net loss	(31,901,865)	(44,413,222)
Loss attributable to non-controlling interest	(3,791,273)	(2,172,026)
Net loss attributable to Atlas Lithium Corporation stockholders	$(28,110,592)	$(42,241,196)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(1.54)	$(2.91)

Weighted-average number of common shares outstanding:
Basic and diluted	18,233,406	14,532,206

Comprehensive loss:
Net loss	$(31,901,865)	$(44,413,222)
Foreign currency translation adjustment	668,268	(41,161)
Comprehensive loss	(31,233,597)	(44,454,383)
Comprehensive loss attributable to noncontrolling interests	(3,664,781)	(2,130,865)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(27,568,816)	$(42,323,518)

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2023	1	$1	12,763,581	$12,764	$110,195,978	$(138,829)	$-	$(102,822,123)	$427,302	$7,675,093

Issuance of common stock in connection with sales made under private offerings	-	-	2,062,973	2,063	31,313,878	-	-	-	1,600,700	32,916,641
Issuance of common stock in exchange for consulting, professional and other services	-	-	36,000	36	398,977	-	-	-	-	399,013
Exercise of warrants			1,115,862	1,116	3,000	-	-	-	-	4,116
Stock based compensation	-	-	36,326	36	24,199,083	-	-	-	1,788,321	25,987,440
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	(278,820)	-	-	(278,820)
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	652,979	(652,979)	-
Change in foreign currency translation	-	-	-	-	-	(41,161)	-	-	(237,859)	(279,020)
Net loss	-	-	-	-	-	-	-	(42,241,196)	(2,172,026)	(44,413,222)

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241
Issuance of common stock in connection with sales made			10,127,566	10,128	49,862,904	-	-	-	2,516,900	52,389,932
under public offerings	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-
Stock based compensation			826,193	826	7,437,662	-	-	-	1,923,216	9,361,704
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	503,725	-	-	503,725
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	950,030	(950,030)	-
Change in foreign currency translation	-	-	-	-	-	38,050	-	-	126,493	164,543
Net loss	-	-	-	-	-	-)	-	(28,110,592)	(3,791,273)	(31,901,865)

Balance, December 31, 2025	1	$1	26,968,501	$26,969	$223,411,482	$(141,940)	$224,905	$(171,570,902)	$578,765	$52,529,280

The accompanying notes are an integral part of the consolidated financial statements.

ATLAS LITHIUM CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Twelve Months Ended December 31, 2025 and 2024

	Twelve months ended	Twelve months ended
	December 2025	December 2024

Cash flows from operating activities of continuing operations:
Net loss	$(31,901,865)	(44,413,222)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and services	9,255,259	25,306,720
Depreciation and amortization	119,121	43,865
Lease expenses	182,812	154,758
Interest expense	650,003	814,646
Derivative liabilities	-	2,847
Fair value adjustments	(54,453)	(555,780)
Write off property and equipment	-	1,331,124
Other non-cash expenses	(6,727)	(75,418)
Gain/loss on FOREX transactions	290,164	-
Unwinding of non-current liabilities	136,777	-
Changes in operating assets and liabilities:
Inventories and trade receivable	26,594	(427,184)
Taxes recoverable	221,637	(1,683,632)
Deposits and advances	(9,118)	(176,301)
Accounts payable	(981,630)	1,082,745
Other noncurrent liabilities	(95,266)	(190,012)
Net cash used in operating activities	(22,166,692)	(18,784,844)

Cash flows from investing activities:
Acquisition of capital assets	(6,091,572)	(22,441,552)
Capitalized Exploration costs	(2,867,818)	(4,496,977)
Increase in intangible assets	-	(405,907)
Net cash used in investing activities	(8,959,390)	(27,344,436)

Cash flows from financing activities:
Net proceeds from sale of common stock	49,873,038	31,919,448
Net proceeds from sale of common stock of subsidiaries	2,516,900	1,000,000
Leases payments	(216,906)	(150,953)
Cash used in payment of debt	(650,003)	(636,823)
Net cash provided by financing activities	51,523,029	32,131,672

Effect of exchange rates on cash and cash equivalents	681	(14,843)
Net increase (decrease) in cash and cash equivalents	20,397,628	(14,012,451)
Cash and cash equivalents at beginning of period	15,537,476	29,549,927
Cash and cash equivalents at end of period	$35,935,104	15,537,476

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

Segment reporting

The Company has one reportable segment: mining. The mining segment derives revenue in Brazil by mining, beneficiating and selling material mined from the Company’s several mining rights. Currently the Company generates revenue solely from two operating projects: Quartzite and Iron Ore. The other mining projects are in exploration phase.

The accounting policies of the mining segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker (“CODM”) of the mining segment is the Company’s chief executive officer. The CODM regularly reviews the revenue, significant expenses categories, including exploration and evaluation costs, and general and administrative expenses.

The significant expenses (including capitalized expenses) on which the CODM relies are those that are reported on the condensed consolidated balance sheet and statements of operations and comprehensive loss. Total segment assets as of December 31, 2025, were $87,674,737, primarily consisting of mineral rights, capitalized exploration and evaluation costs and equipment acquisitions for the Neves Project.

All of the Company’s revenue and long-lived assets are located in Brazil. For the year ended December 31, 2025, the Company had four customers accounting for more than 10% of the Company’s revenue each (the four customers collectively represented 88% of revenue).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. For the years ended December 31, 2025 and 2024, the consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 28.06% equity interest in Atlas Critical Minerals and its subsidiaries Mineração Apollo Ltda., Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations and Consolidation — Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company will analyze the impacts of this update in the upcoming years and anticipate that it will not adopt the Update early.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this update revise the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. Management does not expect this new guidance to have any impacts on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, as follows:

1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.

The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting nonexchange-traded contracts with underlying that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements. The amendments in this update clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) — Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company will analyze the impacts of this update in the upcoming years and anticipate that it will not adopt the update early.

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

As of December 31, 2025, and 2024, our derivative liabilities were considered a level 2 liability. See Note 2 for a discussion regarding the determination of the fair market value. We do not have any level 3 assets or liabilities.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. Our bank accounts are deposited in FDIC insured institutions. Funds held in U.S. banks are insured up to $250,000 and funds held in Brazilian banks are insured up to R$250,000 Brazilian Reais (translating into approximately $45,455 as of December 31, 2025).

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

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. As of December 31, 2025, and 2024, we did not recognize any impairment losses related to mineral properties held.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2025, and 2024, our deferred tax assets had a full valuation allowance.

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

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of our property and equipment as of December 31, 2025, and 2024:

	December 31, 2025			December 31, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	$29,314	(5,731)	23,583	$10,616	$(165)	$10,451
Machinery and equipment	202,051	(24,931)	177,120	184,824	(4,024)	180,800
Facilities	16,327	(1,848)	14,479	14,508	(191)	14,317
Land	4,346,554	-	4,346,554	4,144,470	-	4,144,470
Prepaid Assets (CIP)	29,124,356	-	29,124,356	23,449,896	-	23,449,896
Mining rights	6,921,197	(748)	6,920,449	6,558,161	-	6,558,161
Exploration costs	7,353,364	-	7,353,364	4,496,976	-	4,496,976
Total fixed assets	$47,993,163	(33,258)	47,959,905	$38,859,451	$(4,381)	$38,855,071

For the years ended December 31, 2025, and 2024, we recorded depreciation expense of $28,877 and $4,381, respectively recorded in general and administrative expense. In December 2024, the Company wrote off $1.3 million relating to the premium paid for an option to acquire two mining rights. Results of geological studies did not achieve the expected results and the Company decided not to exercise the option, derecognizing the amounts recorded for the premium paid. The assets objective of this option do not have any relation with the Company’s Das Neves Project.

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

Accounts Payable and Accrued Liabilities

	December 31, 2025	December 31, 2024

Trade payables	$3,942,879	$4,779,903
Payroll and social charges	355,750	157,191
Taxes payable	199,896	64,571
Total	$4,498,525	$5,001,664

Leases

Finance Leases

For the reporting period ended December 31, 2025 and 2024, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

Lease liabilities on January 1, 2025	$447,217
Additions	$306,310
Accretion	$32,879
Lease payments	$(216,906)
Foreign exchange	48,801
Lease liabilities on December 31, 2025	$618,301

Current portion	$286,876
Non-current portion	$331,425

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$317,713
Year 2	$212,758
Year 3	$92,765
Year 4	$46,382
Year 5	$-
Total contractual undiscounted cash flows	$669,618

Convertible Debt

	December 31, 2025	December 31, 2024
Due to Nanyang Investment Management Pte Ltd	5,996,205	5,933,866
Due to Jaeger Investments Pty Ltd	1,998,759	1,977,979
Due to Modha Reena Bhasker	999,368	988,978
Due to Clipper Group Limited	999,367	988,978
Total convertible debt	$9,993,699	$9,889,801
Current portion	$9,993,699	$81,918
Non-current portion	$-	$9,807,883

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

On November 7, 2023, we issued $10,000,000 in convertible promissory notes under the terms of the November 7, 2023, Convertible Note Agreement, and there were no other purchases and sales of the convertible promissory notes pursuant to the November 7, 2023 Convertible Note Agreement. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below. In the year ended December 31, 2025, we recorded $650,002 in interest expense and $103,898 in accretion expense in the consolidated statement of operations and comprehensive loss ($651,782 and $104,183, for the year ended December 31, 2024).

Derivative Liabilities

	December 31, 2025	December 31, 2024
Derivative assets
Derivative assets - Non-Deliverable Forward	$219,556	$-
Total derivative assets	219,556	-
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	6,507	66,310
Derivative liability – restricted stock awards	15,072	121,512
Derivative liability - Non-Deliverable Forward	-	274,816
Total derivative liabilities	$21,579	$462,638

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

At December 31, 2025, the fair value of the embedded conversion feature was determined to be $6,507 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	December 31, 2025	December 31, 2025
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$4.230	4.230
Conversion price	$28.225	35.281
Expected volatility	83.551%	83.551%
Risk-free interest rate	3.48%	3.48%
Dividend yield	0	0%
Expected term (years)	0.85	0.85

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of our and our peers’ securities, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the year ended December 31, 2025, we recognized a $59,804 gain on changes in fair value of financial instruments in the consolidated statement of operations and comprehensive loss ($419,993 in the year ended December 31, 2024).

b) Derivative liability – restricted stock unit (“RSU”) awards

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of December 31, 2025, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at December 31, 2025, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these restricted stock awards outstanding was $15,072, as measured using a Monte Carlo Simulation with the following ranges of assumptions: our common stock price on the December 31, 2025 measurement date, expected dividend yield of 0%, expected volatility of 84.64%, risk-free interest rate between a range of 3.48%, and an expected term 12 months. The expected volatilities were based on historical volatilities of the securities of the Company and of our peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

As of December 31, 2025, the fair value of outstanding NDF contracts was recorded as Derivative Assets on the balance sheet.

For the year ended December 31, 2025:

●	Unrealized gains/losses from NDF contracts recognized in Other Comprehensive Income (OCI): $224,905

●	Amount reclassified into Finance Costs (Revenue): $475,312

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of December 31, 2025:

Subsidiary	Dates Entered into	Derivative Financial Instrument	Total Notional Amounts (USD)	FX rate (BRL/USD)	Total Notional Amounts (BRL)	Settlement Dates (Range)

Atlas Litio Brasil Ltda	April, 2025	Forward foreign exchange contracts (USD/BRL)	$1,250,000	6.33	7,916,950	31-Jan-2026 - 15-Mar-2026

Atlas Litio Brasil Ltda	December, 2025	Forward foreign exchange contracts (USD/BRL)	$4,750,000	5,84	27,726,625	31-Mar-2026 - 31-Dec-2026

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

On the same day, Atlas Brazil and LRC entered into a Gross Revenue Royalty Agreement (the “Royalty Agreement”) pursuant to which Atlas Brazil granted LRC the Royalty and undertook to calculate and make royalty payment on a quarterly basis commencing from the first receipt of the sales proceeds with respect to the products from the Property. The Royalty Agreement contains other customary terms, including but not limited to, the scope of the gross revenue, Atlas Brazil’s right to determine operations, and LRC’s information and audit rights.

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provision for contingencies. The balance of these costs as of December 31, 2025, and 2024 amounted to $27,240 and $33,962, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock and Amendments

As of December 31, 2024, and December 31, 2025, we had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

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

On August 22, 2025, we filed a registration statement on Form S-3 with the SEC on August 22, 2025, which was declared effective on August 28, 2025 (the “2025 Form S-3”). Following the effectiveness of the 2025 Form S-3, the issuance and sale of additional shares of our common stock pursuant to the ATM Agreement have and will be made under the 2025 Form S-3, including the base prospectus and the sales agreement prospectus contained therein (as each may be supplemented or amended), for so long as the 2025 Form S-3 remains effective. The 2025 Form S-3 permits the sale of up to $75 million of our common stock, preferred stock, or warrants, including an aggregate of up to $40 million pursuant to the ATM Agreement.

During the year ended December 31, 2025, we sold 7,627,566 shares of our common stock pursuant to the ATM Agreement, the 2023 Form S-3 and the 2025 Form S-3, generating gross proceeds of $41.7 million before deducting commissions and fees. Additionally, during the year ended December 31, 2025, we sold 2,500,000 shares of our common stock to certain institutional investors in a registered direct offering, generating gross proceeds of $10.0 million.

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

Year Ended December 31, 2025, Transactions

During the year ended December 31, 2025, the Company issued an aggregate of 10,953,759 shares of its common stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	826,193
Sales of common stock pursuant to the ATM Agreement	7,627,566	(*)
Sales of common stock pursuant to the Registered Direct Offering	2,500,000
Total	10,953,759

(*)	7,627,566 shares of common stock were sold pursuant to the ATM Agreement for aggregate proceeds of $41.7 million, gross of commissions and fees.

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

2023 Stock Incentive Plan

On May 25, 2023, the Board approved the 2023 Stock Incentive Plan (the “Plan”) which enables the grant of stock options, stock appreciation rights, restricted stock, performance shares, stock unit awards, other stock-based awards, and performance-based cash awards, each of which may be granted separately or in tandem with other awards. The number of shares of our common stock issuable pursuant to Plan was 2,000,000 shares. On May 28, 2025, the Board of Directors approved, and our majority stockholders ratified and confirmed the amendment of the 2023 Stock Incentive Plan to increase the shares of common stock reserved for issuance under the plan from 2,000,000 to 3,000,000.

For a description of the 2023 Stock Incentive Plan, please refer to Exhibit 10.1.

Common Stock Options

During the years ended December 31, 2025, and 2024, we granted options to purchase common stock to officers, consultants and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	December 31, 2025	December 31, 2024
Expected volatility	84.01% - 84.01%	90.41% – 136.11%
Risk-free interest rate	4.20% - 4.20%	3.78% – 4.79%
Stock price on date of grant	$6.97	$31.28
Dividend yield	0%	0.00%
Expected term	1 - 1 Years	1-5 years

Changes in common stock options for the years ended December 31, 2025, and 2024 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	0.2041	3.44	249,122
Issued (1)	439,996	0.0077
Exercised (2)	(409,996)	0.0075
Expired	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding and vested, December 31, 2025	70,667	0.1217	4.10	290,321

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	50,667	$15.9474	2.40	$776,864
Issued (3)	429,996	0.0077
Exercised (4)	(399,996)	0.0075
Expired	-	-
Forfeited	-	-
Cancelled	(40,000)	20.0000
Outstanding and vested, December 31, 2024	40,667	$0.2041	3.44	$249,122

1)	In the year ended December 31, 2025, 439,996 common stock options were issued with a grant date fair value of $ 3,066,772.

2)	In the year ended December 31, 2025, common stock option holders exercised a total 409,996 options at a weighted average exercise price of $0,0075 to purchase our common stock. The exercises were paid for with $3,116 in cash proceeds to us. As a result of the options exercised, we issued 409,996 shares of common stock.

3)	In the year ended December 31, 2024, 429,996 common stock options were issued with a grant date fair value of $13,410,147.

4)	In the year ended December 31, 2024, common stock option holders exercised a total 399,996 options at a weighted average exercise price of $0,0075 to purchase 399,996 shares of our common stock. The exercises were paid for with $2,999 in cash proceeds to us. As a result of the options exercised, we issued 399,996 shares of common stock.

During the year ended December 31, 2025, we recorded $3,104,126 in stock-based compensation expense from common stock options in the consolidated statements of operations and comprehensive loss ($13,410,147 during the year ended December 31, 2024).

Common Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the year ended December 31, 2025, the Company issued common stock purchase warrants to certain investors in connection with the Company’s equity financings. The common stock purchase warrants were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

December 31, 2025
Expected volatility	85.43% - 85.43%
Risk-free interest rate	4.20% - 4.20%
Stock price on date of grant	$6.45 - 6.45
Dividend yield	0% - 0%
Expected term	1.99 - 1.99 Years

Changes in common stock purchase warrants for the years ended December 31, 2025, and 2024 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	16,668	$10.4999	-	$-
Issued	75,000	8.1250
Exercised (1)	-	-
Expired (2)	(16,668)	10.4999
Forfeited	-	-
Cancelled	-	-
Outstanding and vested, December 31, 2025	75,000	$8.1250	2.08	$-

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2024	55,761	$10.6087	1.34	$1,152,654
Warrants Issued	-	-
Warrants Exercised (3)	(6,667)	7.5000
Warrants Expired (4)	(25,715)	8.0556
Warrants Forfeited	-	-
Warrants Cancelled (4)	(6,711)	23.7500
Outstanding and vested, December 31, 2024	16,668	$10.4999	0.79	$-

1)	During the twelve months ended December 31, 2025, warrant holders exercised a total nil warrants to purchase nill shares of our common stock.
2)	During the twelve months ended December 31, 2025, 16,668 warrants expired.
3)	During the twelve months ended December 31, 2024, warrant holders exercised a total 6,667 warrants to purchase 1,376 shares of our common stock. The warrant exercises were executed with an exercise price of $7.50 per share and were paid for with 5,291 warrants conceded in cashless exercises. As a result of the warrants exercised, we issued an aggregate of 1,376 common shares.
4)	During the twelve months ended December 31, 2024, 32,426 warrants were canceled and expired.

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

Changes in RSUs for the years ended December 31, 2025, and December 31, 2024 were as follows:

Number of RSUs Outstanding
Outstanding at January 1, 2025	572,476
Granted (1)	55,750
Vested (2)	(82,000)
Forfeited (3)	(13,750)
Cancelled (4)	(338,476)
Outstanding at December 31, 2025	194,000

Number of Options Outstanding and Vested
Outstanding January 1, 2024	1,040,017
Granted (1)	714,032
Vested (2)	(749,864)
Expired	-
Forfeited (3)	(371,709)
Cancelled (4)	(60,000)
Outstanding December 31, 2024	572,476

1)	In the twelve months ended December 31, 2025, 55,750 RSUs were granted to our officers and consultants, with a total grant date fair value of $287,008 as measured at $5.15/share, as follows: (i) 5,750 RSUs which immediately vested upon grant and (ii) 50,000 RSUs with time-based vesting over periods ranging from one to four years. In the twelve months ended December 31, 2024, 714,032 RSUs were granted to our officers and consultants , with a total grant date fair value of $7,505,400 as measured at $10.51/share, as follows: (i) 390,997 RSUs which immediately vested upon grant; (ii) 87,326 RSUs with time-based vesting over periods ranging from six months to four years; (iii) 65,000 RSUs which vest upon achieving certain price per share of our common stock ranging between $13.50 and $65.00 and (iv) 170,799 RSUs which vest upon achieving certain performance milestones at our Neves Project
2)	In the twelve months ended December 31, 2025, 82,000 RSUs vested and were settled through the issuance of 82,000 shares of common stock. In the twelve months ended December 31, 2024, 749,864 RSUs vested and were settled through the issuance of 749,864 shares of common stock.
3)	In the twelve months ended December 31, 2025, 13,750 RSUs (371,709 RSUs in 2024) were forfeited upon termination of employment and service agreements with former executives and consultants.
4)	In the twelve months ended December 31, 2025, 338,476 RSUs (60,000 RSUs in 2024) were cancelled without vesting because the performance conditions for vesting were not met.

During the year ended December 31, 2025, we recorded $3,608,375 stock-based compensation expense from our RSU activity in the period ($10,500,496 during the year ended December 31, 2024). As of December 31, 2025, there were 197,000 RSUs outstanding (December 31, 2024: 572,476 RSUs outstanding).

Other stock incentives measured at fair value through profit or loss

As of December 31, 2025, we had certain other outstanding obligations to issue shares of our common stock in case some markets conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of December 31, 2025, we recognized a $15,072 derivative liability and would have been obligated to issue 265,685 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2024: recognized a $121,512 derivative liability relating to 160,145 shares of our common stock that we would have been obligated to issue had the conditions of the stock incentives been met).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The following table summarizes certain of Atlas’s contractual obligations on December 31, 2025:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lithium processing plant construction (1)	$696,325	696,325	$-	$-	$-
Total	$696,325	696,325	-	-	-

(1)	Lithium processing plant construction is related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

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

Mitsui & Co. Ltd.

On March 28, 2024, the Company entered into a Securities Purchase Agreement with Mitsui, pursuant to which the Company agreed to issue and sell to Mitsui, and Mitsui agreed to purchase from the Company shares of the Company's common stock for an aggregate subscription amount of $30 million at a per share purchase price of $16.0321. The transaction closed in connection with a registered offering under the Company's registration statement on Form S-3 (No. 333-274223) (the “Mitsui Registered Offering”).

On March 28, 2024, in connection with the closing of the Mitsui Registered Offering, the Company entered into an Investor Rights Agreement with Mitsui (the “Investor Rights Agreement”). The Investor Rights Agreement provides Mitsui with certain rights, including without limitation anti-dilution rights to maintain its proportionate ownership percentage in future issuances of the Company's common stock or equity-linked securities (subject to certain exceptions), visitation rights to the Company's properties, information and access rights including quarterly management presentations and meetings with the Company's senior management, and provisions regarding the Company's dividend policy. The Investor Rights Agreement automatically terminates upon certain events including if Mitsui's beneficial ownership falls below 5% of the Company's outstanding shares or upon the occurrence of a material transaction as defined in the Investor Rights Agreement.

On March 27, 2024, in connection with the closing of the Mitsui Registered Offering, our subsidiary Atlas Brazil and Mitsui entered into an Offtake and Sales Agreement, pursuant to which Atlas Brazil agreed to sell and deliver to the Mitsui, and Mitsui agreed to purchase and take delivery of, (i) the spot quantity of fifteen thousand (15,000) dry metric tons of Atlas Brazil’s product, and, subject to the fulfillment of certain conditions precedent, (ii) up to sixty thousand (60,000) dry metric tons of Atlas Brazil’s product for each year, up to a total of three hundred thousand (300,000) dry metric tons.

Atlas Critical Minerals Corporation

During the year ended December 31, 2025, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

Pursuant to the amended and restated employment agreement between Atlas Critical Minerals and Mr. Fogassa, dated June 26, 2024, Atlas Critical Minerals issued 113,782 shares of its common stock to Mr. Fogassa during the year ended December 31, 2025 representing 4% of Atlas Critical Mineral’s total outstanding common stock as of January 1, 2025.

Atlas Critical Minerals issued 38,767 restricted stock units and shares of common stock (not including the shares mentioned in the above paragraph) of Atlas Critical Minerals to officers and directors of the Company at a weighted average price of $0.83 per share in settlement of $466,016 in salaries and fees owed to such officers and directors due to their services provided to Atlas Critical Minerals.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to December 31, 2025 to the date these consolidated financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these consolidated financial statements.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated May 25, 2023. Incorporated by Reference to Exhibit No. 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Second Amended and Restated By-laws of the Company Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filed with the Commission on January 28, 2022.
4.1	Description of Capital Stock. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
4.2	Form of 6.5% Convertible Promissory Note due 2026. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on November 8, 2023.
10.1	2023 Stock Incentive Plan, as amended on May 28, 2025 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2025)

36

10.2	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the Commission on January 28, 2022.#
10.3	Employment Agreement between the Company and Igor Tkachenko dated September 30, 2023.# Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.#
10.4	Amendment to Employment Agreement dated September 5, 2024, by and between the Company and Igor Tkachenko. Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the Commission on March 14, 2025.
10.5	Executive Employment Agreement dated July 23, 2024, by and between the Company and Tiago Moreira de Miranda. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 9, 2024.#
10.6†	Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Yahua International Investment and Development Co., Ltd.. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on December 1, 2023.
10.7†	Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Sheng Wei Zhi Yuan International Limited. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on December 1, 2023.
10.8†	Royalty Purchase Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 2, 2023.
10.9†	Gross Revenue Royalty Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on May 2, 2023.
10.10†	Investor Rights Agreement dated March 27, 2024 by and between the Company and Mitsui & Co. Ltd.. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on April 1, 2024.
10.11†	Offtake and Sales Agreement by and between Atlas Litio Brasil Ltda and Mitsui & Co., Ltd. dated March 27, 2024. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on April 1, 2024.
10.12	At the Market Offering Agreement dated November 22, 2024, by and between the Company and H.C. Wainwright & Co., LLC. Incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Commission on November 22, 2024.
10.13	Securities Purchase Agreement, Dated December 5, 2025, by and between Atlas Lithium Corporation and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 12, 2025).
19.1	Insider Trading Policy of the Company, dated December 21, 2023. Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Commission on March 14, 2025.
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Relating to the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Certain portions of the exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because we customarily and actually treat the redacted information as private or confidential and the omitted information is not material. We agree to furnish on a supplemental basis an unredacted copy of the exhibit and our materiality and privacy or confidentiality analysis to the Securities and Exchange Commission upon its request.
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

We have elected not to provide a summary.

37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Date: March 4, 2026	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	March 4, 2026
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer	March 4, 2026
Tiago Miranda	(Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	March 4, 2026
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	March 4, 2026
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	March 4, 2026
Stephen Peterson, CFA

/s/ Rodrigo Menck	Director	March 4, 2026
Rodrigo Menck

38