Form 10-Q
period 2026-03-31
Atlas Lithium Corp
filed 2026-05-07
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-41552

ATLAS LITHIUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	39-2078861
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1200 N Federal Hwy, Suite 200

Boca Raton, FL 33432

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

As of May 4, 2026, there were outstanding 29,490,887 shares of the registrant’s common stock.

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

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the Securities and Exchange Commission (the “SEC”). Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K for fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on March 04, 2026. The risk factors contained in our 2025 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026	2025
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$34,358,623	$35,935,104
Accounts receivable	11,819	28,539
Inventories	518,906	505,307
Taxes recoverable	868,064	1,041,306
Derivative assets	429,074	219,556
Prepaid and other current assets	179,165	146,620
Total current assets	36,365,651	37,876,432
Taxes recoverable	635,409	673,545
Property and equipment, net	49,285,774	47,959,905
Intangible assets, net	286,630	309,258
Right of use assets - operating leases, net	552,182	623,104
Other assets	320,995	255,208
Total assets	$87,446,641	$87,697,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,913,204	$4,498,525
Derivative liabilities	9,078	21,579
Convertible Debt	10,179,592	9,993,699
Operating lease liabilities	304,790	286,876
Other current liabilities	9,543	8,828
Total current liabilities	14,416,207	14,809,507
Operating lease liabilities	273,313	331,425
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	26,681	27,240
Total liabilities	34,716,201	35,168,172

Stockholders’ Equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively and 27,769,914 and 26,968,501 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	27,770	26,969
Additional paid-in capital	228,267,934	223,411,482
Accumulated other comprehensive loss	(102,605)	(141,940)
Cumulative Adjustment of the Valuation of Fin. Instruments	401,486	224,905
Accumulated deficit	(183,160,795)	(171,570,902)
Total Atlas Lithium Corporation stockholders’ equity	45,433,791	51,950,515
Non-controlling interest	7,296,649	578,765
Total stockholders’ equity	52,730,440	52,529,280
Total liabilities and stockholders’ equity	$87,446,641	$87,697,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

	Three months ending March 31
	2026	2025

Gross revenues	84,797	36,425
Sales deductions	(10,411)	(11,250)
Net revenue	74,386	25,175
Cost of revenue	(2,343)	(87,850)
Gross profit / (loss)	72,043	(62,675)
Operating expenses
General and administrative expenses	10,805,135	4,916,258
Stock-based compensation	6,063,157	4,830,170
Other operating expenses	(3,809)	14,454
Total operating expenses	16,864,483	9,760,882
Loss from operations	(16,792,440)	(9,823,557)
Other expense (income)
Other expense	(846)	963
Fair value adjustments, net	(4,643)	(41,633)
Finance costs (revenues)	(246,895)	430,700
Total other expense	(252,384)	390,030
Loss before provision for income taxes	(16,540,056)	(10,213,587)
Income taxes	-	-
Net loss	(16,540,056)	(10,213,587)
Loss attributable to non-controlling interest	(2,982,648)	(1,196,630)
Net loss attributable to Atlas Lithium Corporation stockholders	$(13,557,408)	$(9,016,957)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.50)	$(0.55)

Weighted-average number of common shares outstanding:
Basic and diluted	27,237,495	16,501,815

Comprehensive loss:
Net loss	$(16,540,056)	$(10,213,587)
Other comprehensive results	201,063	462,269
Comprehensive loss	(16,338,993)	(9,751,318)
Comprehensive loss attributable to noncontrolling interests	(14,853)	(1,097,906)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(16,324,140)	$(8,653,412)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

Issuance of common stock in connection with sales made under private offerings	-	-	1,169,751	1,170	6,653,280	-	-	-	464,000	7,118,449
Exercise of warrants			-	-	-	-	-	-	-	-
Stock based compensation	-	-	314,411	314	3,901,652	-	-	-	1,009,364	4,911,330
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	355,216	-	-	355,216
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	473,957	(473,957)	-
Change in foreign currency translation	-	-	-	-	-	8,329	-	-	98,724	107,053
Net loss	-	-	-	-	-	-	-	(9,016,957)	(1,196,630)	(10,213,587)

Balance, March 31, 2025	1	$1	17,498,904	$17,499	$176,665,848	$(171,661)	$76,395	$(152,953,340)	$654,960	$24,289,702

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Cumulative Adjustment of the Valuation of Fin.	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2025	1	$1	26,968,501	$26,969	$223,411,482	$(141,940)	$224,905	$(171,570,902)	$578,765	$52,529,280

Issuance of common stock in connection with sales made under private offerings	-	-	143,078	143	878,195	-	-	-	9,590,800	10,469,138
Exercise of warrants	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	658,335	658	3,978,257	-	-	-	2,092,100	6,071,015
Adjustment of the Valuation of Fin. Instruments	-	-	-	-	-	-	176,581	-	24,482	201,063
Other changes in Noncontrolling interest	-	-	-	-	-	-	-	1,967,515	(1,967,515)	-
Change in foreign currency translation	-	-	-	-	-	39,335	-	-	(39,335)	-
Net loss	-	-	-	-	-	-	-	(13,557,408)	(2,982,648)	(16,540,056)

Balance, March 31, 2026	1	$1	27,769,914	27,770	228,267,934	(102,605)	401,486	(183,160,795)	7,296,649	52,730,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

	Three months ending March 31
	2026	2025

Cash flows from operating activities of continuing operations:
Net loss	$(16,540,056)	(10,213,587)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and services	6,063,157	4,830,170
Depreciation and amortization	33,489	74,175
Loss on inventories revaluation	-	65,556
Lease expenses	80,876	-
Interest expense	160,274	160,274
Unwinding of non-current liabilities	-	33,190
Fair value adjustments	20,976	(41,633)
Other non-cash expenses	-	(4,110)
Gain/loss on FOREX transactions	93,542	239,377
Changes in operating assets and liabilities:
Inventories and accounts receivable	3,555	25,336
Taxes recoverable	298,092	(81,894)
Deposits and advances	(32,545)	29,455
Accounts payable and accrued expenses	(757,680)	473,926
Other noncurrent assets and liabilities	(53,795)	6,188
Net cash used by operating activities	(10,630,115)	(4,403,577)

Cash flows from investing activities:
Acquisition of capital assets	(1,212,480)	(3,177,228)
Capitalized exploration costs	(124,251)	(1,035,362)
Net cash used in investing activities	(1,336,731)	(4,212,590)

Cash flows from financing activities:
Net proceeds from sale of common stock	878,338	6,654,450
Proceeds from sale of subsidiary common stock to noncontrolling interests	9,590,800	464,000
Lease payments	(83,780)	(40,438)
Net cash provided by financing activities	10,385,358	7,078,012

Effect of exchange rates on cash and cash equivalents	5,008	710
Net decrease in cash and cash equivalents	(1,576,480)	(1,537,445)
Cash and cash equivalents at beginning of the period	35,935,104	15,537,476
Cash and cash equivalents at end of the period	$34,358,623	14,000,031

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our 2025 Form 10-K, and are expressed in United States dollars. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2025 Form 10-K. For the period ended March 31, 2026 the condensed consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 20.26% equity interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) and its subsidiaries Mineração Apollo Ltda. (“Apollo”), Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our condensed consolidated financial statements.

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

The chief operating decision maker (CODM) of the mining segment is the Company’s chief executive officer. The CODM regularly reviews the revenue, significant expenses categories – including exploration and evaluation costs and capitalized expenses – and general and administrative expenses. The significant expenses (including capitalized expenses) on which the CODM relies are those that are reported on the condensed consolidated balance sheet and statements of operations and comprehensive loss. Total segment assets as of March 31, 2026, were $87,446,641, primarily consisting of cash and cash equivalents, mineral rights, capitalized exploration and evaluation costs and equipment acquisitions for the Neves Project.

All of the long-lived assets are located in Brazil and for the three-month period ended March 31, 2026, revenues were exclusively generated by the Company’s Iron ore project. For the three-month period ended March 31, 2026, the Company had one customer accounting for 100% of the Company’s revenue. The other mining projects are in exploration phase.

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

Foreign Currency

Until December 31, 2025, with the exception of Atlas Litio Brasil Ltda (“Atlas Brazil”), our foreign subsidiaries (all based in Brazil) used a local currency (Brazilian Reais) as the functional currency. Resulting translation gains or losses were recognized as a component of accumulated other comprehensive income. The Company determined that, as of January 1, 2026, the U.S. dollar is the currency of the primary economic environment in which the Brazilian subsidiaries operate.

Effective January 1, 2026, the Company’s foreign subsidiaries changed their functional currency from Brazilian Reais to U.S. Dollars due to a shift in the underlying economic facts and circumstances affecting the subsidiaries’ operations and financing activities. In particular, our subsidiary Atlas Critical Minerals listed on the Nasdaq Capital Market and commenced trading on Nasdaq on January 9, 2026. As a result of such listing and the attendant access to U.S. capital markets, the U.S. Dollar is the primary currency through which we and our Brazilian subsidiaries expect to raise any additional capital.

In accordance with Accounting Standards Notification (“ASC”) 830, the change in functional currency was accounted for prospectively from the date of change. As a result:

●	assets and liabilities were translated into the new functional currency using exchange rates as of the date of change;
●	nonmonetary assets and liabilities were translated at historical exchange rates (the effective date of the change is considered for the translation of existing nonmonetary assets and liabilities); and
●	cumulative translation adjustments previously recorded in accumulated other comprehensive income were not reversed.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements, other than those described in our 2025 Form 10-K, that have been issued that might have a material impact on its financial position or results of operations.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	31,777	(6,132)	25,645	$29,314	(5,731)	23,583
Machinery and equipment	248,442	(31,532)	216,910	202,051	(24,931)	177,120
Facilities	16,327	(2,280)	14,047	16,327	(1,848)	14,479
Land	4,523,660	-	4,523,660	4,346,554	-	4,346,554
Prepaid Assets (CIP)	29,865,768	-	29,865,768	29,124,356	-	29,124,356
Mining rights	7,165,225	(3,095)	7,162,130	6,921,197	(748)	6,920,449
Exploration costs	7,477,615	-	7,477,615	7,353,364	-	7,353,364
Total fixed assets	$49,328,813	(43,039)	49,285,774	$47,993,163	(33,258)	47,959,905

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

Accounts Payable and Accrued Expenses

	March 31, 2026	December 31, 2025
Trade payables	$3,449,834	3,942,879
Payroll and social charges	295,467	355,750
Taxes payable	167,903	199,896
Total	$3,913,204	$4,498,525

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended March 31, 2026, no financial leases meeting the criteria outlined in ASC 842 have been identified.

Operating Leases

Right of use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The ROU assets and lease liabilities are primarily related to the Company’s offices in Belo Horizonte and Araçuaí, as well as facilities for drilling core storage leased from third parties.

The lease agreements have terms between two to five years, with the possibility of extending one of the leases for an additional two years and another for an additional 12 months. The liability was measured at the present value of the lease payments discounted using interest rates with a weighted average rate of 6.5% which was determined to be our incremental borrowing rate. The continuity of the lease liabilities is presented in the table below:

Lease liabilities on December 31, 2025	$618,301
Increase/Decrease	$-
Unwinding of lease liabilities	$9,954
Lease payments	$(83,780)
Foreign exchange	33,680
Lease liabilities on March 31, 2026	$578,103

Current portion	$304,790
Non-current portion	$273,313

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$332,498
Year 2	$167,558
Year 3	$97,795
Year 4	$24,449
Year 5	-
Total contractual undiscounted cash flows	$622,300

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	March 31, 2026	December 31, 2025
Due to Nanyang Investment Management Pte Ltd	6,107,740	5,996,205
Due to Nicholas James Rowley	2,035,938	1,998,759
Due to Modha Reena Bhasker	1,017,957	999,368
Due to Clipper Group Limited	1,017,957	999,367
Total convertible debt	$10,179,592	$9,993,699
Current portion	$10,179,592	$9,993,699
Non-current portion	$-	$-

On November 7, 2023, we entered into a convertible note purchase agreement (the “November 2023 Convertible Note Agreement”) with an entity controlled by Mr. Martin Rowley and other investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

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

On November 7, 2023, we issued $10,000,000 in convertible promissory notes under the terms of the November 2023 Convertible Note Purchase Agreement, and there were no other purchases and sales of the convertible promissory notes pursuant to the November 2023 Convertible Note Purchase Agreement. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below. In the three months ended March 31, 2026, the Company recorded $160,274 in interest expense and $25,619 in accretion expense in the condensed consolidated statement of operations and comprehensive loss ($160,274 and $25,619, in the three months ended March 31, 2025).

Derivative Liabilities

	March 31, 2026	December 31, 2025
Derivative assets
Derivative assets - Non-Deliverable Forward	429,074	219,556
Total derivative assets	429,074	219,556
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	1,864	6,507
Derivative liability – restricted stock awards	7,214	15,072
Derivative liability - Non-Deliverable Forward	-	-
Total derivative liabilities	$9,078	$21,579

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued convertible promissory notes to Mr. Martin Rowley and other investors. In accordance with Financial Accounting and Standards Board (“FASB”) ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated balance sheets. The derivative liability is measured at fair value through profit or loss.

On December 31, 2025, the fair value of the embedded conversion feature was determined to be $6,507 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	December 31, 2025	December 31, 2025
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$4.230	$4.230
Conversion price	$28.225	$35.281
Expected volatility	83.551%	83.551%
Risk-free interest rate	3.48%	3.48%
Dividend yield	0%	0%
Expected term (years)	0.85	0.85

On March 31, 2026, the fair value of the embedded conversion feature was determined to be $1,864 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	March 31, 2026	March 31, 2026
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$4.350	$4.350
Conversion price	$28.225	$35.281
Expected volatility	72.516%	72.516%
Risk-free interest rate	3.73%	3.73%
Dividend yield	0%	0%
Expected term (years)	0.61	0.61

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three months ended March 31, 2026, the Company recognized a $4,643 gain on changes in fair value of financial instruments in the condensed consolidated statement of operations and comprehensive loss ($41,633 in the three months ended March 31, 2025).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of March 31, 2026, the Company’s obligations under this employment agreement contemplates the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As at March 31, 2026, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was $7,214, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price on the March 31, 2026 measurement date of $4.35, expected dividend yield of 0%, expected annual volatility of 95.02%, risk-free interest rate of 3.7%, and an expected term of 9 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

c) Derivative liability - Non-Deliverable Forward

Our Brazilian subsidiaries are exposed to foreign-currency exchange-rate fluctuations in the normal course of business because a portion of their expenses are paid in Brazilian reais (BRL). To mitigate this exposure, these subsidiaries utilize non-deliverable forward foreign-exchange contracts (“NDFs”), which are designed to offset changes in cash flows attributable to currency exchange movements.

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

Atlas Lithium actively monitors the derivative portfolio of its subsidiaries on a monthly basis to assess financial results and cash flow implications. These contracts are used strictly for risk management purposes, and none of our Brazilian subsidiaries engage in speculative foreign-exchange transactions. Additionally, these contracts do not contain any credit-risk-related contingent features.

As of March 31, 2026, the fair value of outstanding NDF contracts was recorded as Derivative assets on the balance sheet.

For the period ended March 31, 2026:

●	the Company had unrealized gains/(losses) from NDF contracts recognized in Other Comprehensive Income (OCI) of $201,063; and

●	the Company reclassified $286,170 into Finance Costs (Revenues) from Other Comprehensive Income (OCI).

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of March 31, 2026:

Subsidiary	Dates Entered Into	Derivative Financial Instrument	Total Notional Amounts (USD)	FX rate (BRL/USD)	Total Notional Amounts (BRL)	Settlement Dates (Range)

Mineração Apollo Ltda	March, 2026	Forward foreign exchange contracts (USD/BRL)	$2,250,000	5.45	12,252,500	30-Apr-2026 - 30-Dec-2026

Atlas Lítio Brasil Ltda	December, 2025	Forward foreign exchange contracts (USD/BRL)	$4,500,000	5.85	26,311,625	15-Apr-2026 - 30-Dec-2026

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provision for contingencies. The balance of these non-current liabilities as of March 31, 2026, and December 31, 2025, amounted to $26,681 and $27,240, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2025 and March 31, 2026, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

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

On August 22, 2025, we filed a registration statement on Form S-3 with the SEC on August 22, 2025, which was declared effective on August 28, 2025 (the “2025 Form S-3”). Following the effectiveness of the 2025 Form S-3, the issuance and sale of additional shares of our common stock pursuant to the ATM Agreement have and will be made under the 2025 Form S-3, including the base prospectus and the sales agreement prospectus contained therein (as each may be supplemented or amended), for so long as the 2025 FormS-3 remains effective. The 2025 Form S-3 permits the sale of up to $75 million of our common stock, preferred stock, or warrants, including an aggregate of up to $40 million pursuant to the ATM Agreement.

During the three months ended March 31, 2026, we sold 143,078 shares under the ATM Agreement and the 2025 Form S-3, for proceeds of $0.9 million, net of commissions and fees.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Three Months Ended March 31, 2025 Transactions

During the three months ended March 31, 2025, the Company issued an aggregate of 1,484,162 shares of Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	314,411
Sales of common stock (ATM process)	1,169,751	(*)
Total	1,484,162

(*)	1,169,751 shares of Common Stock were sold through the ATM Agreement for proceeds of $6.7 million, net of commissions and fees.

Three Months Ended March 31, 2026 Transactions

During the three months ended March 31, 2026, the Company issued an aggregate of 801,413 shares of its Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	658,335
Sales of common stock (ATM process)	143,078	(*)
Total	801,413

(*)	143,078 shares of Common Stock were sold through the ATM Agreement for proceeds of $0.9 million, net of commissions and fees.

Common Stock Options

During the three months ended March 31, 2026 and 2025, the Company granted options to purchase common stock to officers and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	March 31, 2026	March 31, 2025
Expected volatility	84.6% – 84.6%	84.0% – 84.0%
Risk-free interest rate	4.17% – 4.17%	4.58% – 4.58%
Stock price on date of grant	$4.38 – 4.38	$6.97 – 6.97
Dividend yield	0.00%	0.00%
Expected term	1 years	1 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the three months ended March 31, 2026 and 2025 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2026	70,667	$0.1217	4.10	290,321
Issued (1)	439,996	0.0077
Exercised	(2,500)	0.0075
Outstanding and vested, March 31, 2026	508,163	$0.0236	4.43	2,198,534

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	$0.2041	3.44	$776,864
Issued (2)	439,996	0.0077
Outstanding and vested, March 31, 2025	480,663	$0.0243	4.88	2,473,327

1)	In the three months ended March 31, 2026, 439,996 common stock options were issued with a grant date fair value of $1,927,182.
2)	In the three months ended March 31, 2025, 439,996 common stock options were issued with a grant date fair value of $3,066,772.

During three months ended March 31, 2026, the Company recorded $481,796 in stock-based compensation expense from common stock options in the condensed consolidated statements of operations and comprehensive loss ($804,047, during the three months ended March 31, 2025).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the three months ended March 31, 2026, the Company did not issue common stock purchase warrants. When issued the common stock purchase warrants are valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	March 31, 2026		December 31, 2025
Expected volatility		n/a	85.43% - 85.43
Risk-free interest rate		n/a	4.20% - 4.20
Stock price on date of grant	$	n/a	$6.45 - 6.45
Dividend yield		n/a	0% - 0
Expected term		n/a	1.99 - 1.99 Years

Changes in common stock purchase warrants for the three months ended March 31, 2026 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2026	75,000	$8.1250	2.08	-
Warrants Issued	-	-	-	-
Outstanding and vested, March 31, 2026	75,000	$8.1250	0.83	-

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three months ended March 31, 2026, the Company did not record any stock-based compensation expense related to common stock purchase warrant activity in the condensed consolidated statements of operations and comprehensive loss ($200,981, during the three months ended March 31, 2025)

Restricted Stock Units (“RSUs”)

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

Changes in RSUs for the three months ended March 31, 2026 were as follows:

Number of RSUs Outstanding
Outstanding on January 1, 2026	194,000
Granted (1)	-
Vested (2)	(4,500)
Forfeited	-
Outstanding on March 31, 2026	189,500

1)	In the three months ended March 31, 2026, no RSUs were granted to officers or consultants of the Company.
2)	In the three months ended March 31, 2026, 4,500 RSUs vested and were settled through the issuance of 4,500 shares of common stock.

During the three months ended March 31, 2026, the Company recorded $247,217 in stock-based compensation expense from the Company’s RSU activity in the period ($1,253,322 during the three months ended March 31, 2025).

Other stock incentives measured at fair value through profit or loss

As of March 31, 2026, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in the event certain market conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of March 31, 2026, the Company recognized a $7,214 derivative liability and would have been obligated to issue 277,680 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2025: recognized a $15,072 derivative liability relating to 265,685 shares of common stock that the Company would have been obligated to issue had the conditions of the stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas Lithium’s contractual obligations at March 31, 2026:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lithium processing plant construction (1)	$395,260	$395,260	$-	$-	$-
Total	395,260	395,260	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

Please see commitments related to Leases in Note 2.

NOTE 7 – RELATED PARTY TRANSACTIONS

The related party transactions are recorded at the exchange amount transacted as agreed between us and the related party. All the related party transactions have been reviewed and approved by the board of directors.

Our related parties include:

Mitsui & Co. Ltd.

Mitsui & Co., Ltd. is a non-controlling shareholder of the Company. In the course of preparing condensed consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas Lithium and its subsidiaries and among the subsidiaries.

On March 28, 2024, the Company entered into a Securities Purchase Agreement with Mitsui, pursuant to which the Company agreed to issue and sell to Mitsui, and Mitsui agreed to purchase from the Company shares of the Company’s common stock for an aggregate subscription amount of $30 million at a per share purchase price of $16.0321. The transaction closed in connection with a registered offering under the Company’s registration statement on Form S-3 (No. 333-274223) (the “Mitsui Registered Offering”).

On March 28, 2024, in connection with the closing of the Mitsui Registered Offering, the Company entered into an Investor Rights Agreement with Mitsui (the “Investor Rights Agreement”). The Investor Rights Agreement provides Mitsui with certain rights, including without limitation anti-dilution rights to maintain its proportionate ownership percentage in future issuances of the Company’s common stock or equity-linked securities (subject to certain exceptions), visitation rights to the Company’s properties, information and access rights including quarterly management presentations and meetings with the Company’s senior management, and provisions regarding the Company’s dividend policy. The Investor Rights Agreement automatically terminates upon certain events including if Mitsui’s beneficial ownership falls below 5% of the Company’s outstanding shares or upon the occurrence of a material transaction as defined in the Investor Rights Agreement.

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

Atlas Critical Minerals Corporation

In January 2026, Atlas Critical Minerals successfully completed an underwritten public offering (the “Offering”) of 1,200,000 shares of its common stock at a public offering price of US$ 8.00 per share. In addition, the underwriters fully exercised their over-allotment option, contributing an additional 180,000 shares to the Offering total, resulting in total gross proceeds of approximately US$ 11.0 million, before deducting underwriting discounts and offering expenses. The Company participated in the Offering with a total investment of $400,000 for the acquisition of 50,000 shares of Atlas Critical Minerals.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

The proceeds are expected to be used to advance exploration and development activities on Atlas Critical Minerals’ mineral properties in Brazil and for general working capital purposes.

Concurrently with the offering, Atlas Critical Minerals received approval for the listing of its common shares on the Nasdaq Capital Market. Atlas Critical Minerals’ common stock commenced trading on Nasdaq on January 9, 2026, under the ticker symbol “ATCX”.

In the three months period ended March 31, 2026, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

Pursuant to the amended and restated employment agreement between Atlas Critical Minerals and Mr. Fogassa, dated June 26, 2024 (the “Fogassa ACM Agreement”), Atlas Critical Minerals issued 147,359 shares of its common stock to Mr. Fogassa during the quarter ended March 31, 2026, including (i) 138,999 shares of common stock representing 4% of Atlas Critical Mineral’s total outstanding common stock as of January 1, 2026; and (ii) 8,360 shares of common stock representing 50% of the performance incentive, calculated as 20% of the increase in Atlas Critical Minerals’ net assets between December 31, 2024 and December 31, 2025.

On October 30, 2025, Atlas Critical Minerals entered into an employment agreement with Igor Tkachenko, our Vice President of Corporate Strategy, for Mr. Tkachenko to serve as Atlas Critical Minerals’ Vice President of Corporate Strategy, effective February 1, 2026 (the “Tkachenko ACM Agreement”). The Tkachenko ACM Agreement shall continue until March 1, 2028, subject to renewal by mutual consent. Pursuant to the Tkachenko ACM Agreement, Mr. Tkachenko received 75,067 time-based restricted stock units (“RSUs”) of Atlas Critical Minerals with value equivalent to $840,000, which will vest over 24 months, in equal installments of 25% on each 6-month anniversary of the Tkachenko ACM Agreement. Mr. Tkachenko is also entitled to receive fully vested shares of Atlas Critical Minerals’ common stock with value equivalent to $420,000 if and when Atlas Critical Minerals first achieves $300 million in market capitalization, as determined by Bloomberg L.P. The Tkachenko ACM Agreement further provides that in the event that Atlas Critical Minerals undergo a change in control and any of the RSUs or the shares of Atlas Critical Minerals’ common stock have not yet vested, Mr. Tkachenko’s right to receive such RSUs and shares will be accelerated.

In addition to the securities issued pursuant to the Fogassa ACM Agreement and the Tkachenko ACM Agreement, during the three months ended March 31, 2206, Atlas Critical Minerals issued 5,140 restricted stock units and 14,425 shares of common stock of Atlas Critical Minerals to officers and directors thereof at a weighted average price of $9.24 per share in settlement of $133,333 in salaries and fees owed to such officers and directors due to their services provided to Atlas Critical Minerals.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to March 31, 2026 to the date these condensed consolidated financial statements were issued, and we have determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

In 2025, we received our dense media separation lithium processing plant (the “DMS Plant”), which was designed to produce approximately 150,000 tons of lithium concentrate per annum (“tpa”). Our DMS Plant represents a cornerstone of our Neves Project, designed to deliver high-quality lithium concentrate to the global market for electric vehicles (EVs) and renewable energy storage systems. With worldwide lithium demand growing, we are positioned to emerge as a key contributor to the sustainable energy transition.

We believe that we hold the largest portfolio of exploration properties for lithium in Brazil among publicly listed companies.

Operational Update

During the first quarter of 2026, we continued to advance our flagship Neves Project toward production while achieving several important strategic and corporate milestones. Work items related to project implementation continued to progress, with particular emphasis on finalizing the project management framework that the Company will utilize to oversee construction execution and the coordination of third party service providers.

On April 27, 2026, we announced that four key operational partners had been selected for the implementation of the Neves Project after a process that lasted several months in which multiple qualified firms participated in a competitive selection process led by our technical team. Contracts were awarded based on a comprehensive evaluation of relevant criteria, including technical experience, proven performance, quality, and cost efficiency. Each awarded contract was finalized at or below the budget projections outlined in our Definitive Feasibility Study (DFS). Each of these four companies brings a strong track record of performance and deep experience in Brazil’s mining sector.

●	Promon Engenharia – Responsible for completing multiple detailed engineering components for the Neves Project. Founded in 1960, Promon has delivered more than 2,700 projects and has notable experience in lithium project development in Brazil.

●	TSX Engineering – Appointed to oversee and manage project implementation for the Neves Project. Founded in 2019, TSX Engineering brings extensive expertise in the mining sector, including capital expenditure and cost management, project planning & controls, and risk management.

●	Cerne Construções – Engaged under an Engineering, Procurement, and Construction (EPC) contract for the design and construction of the Neves Project’s administrative and operational facilities. Founded in 1989, Cerne offers modular construction solutions and broad experience in mining infrastructure.

●	RETC Infraestrutura – Responsible for earthworks and civil construction activities for the Neves Project. The RETC team brings over 40 years of combined experience delivering complex industrial projects across Brazil.

In addition to the key firms mentioned above, our technical team is rapidly advancing the selection of additional operational partners during the second quarter of 2026 for remaining scopes of the Neves Project implementation, as detailed in the DFS.

On January 9, 2026, the common stock of our subsidiary Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) commenced trading on the Nasdaq Capital Market under the ticker symbol “ATCX,” which we announced by press release on January 14, 2026. Atlas Critical Minerals controls more than 218,000 hectares of mineral rights in Brazil, with projects in rare earths, titanium, graphite, uranium, including a revenue-generating iron ore operation that commenced shipments in late 2025. Atlas Lithium Corporation currently holds an approximate 20% ownership stake in Atlas Critical Minerals, which we believe provides our shareholders with diversified exposure to a broader portfolio of critical minerals while allowing our management team to maintain its focus on advancing the Neves Project. More details about Atlas Critical Minerals are available on its website at www.atlascriticalminerals.com and in its filings with the Securities and Exchange Commission.

On April 2, 2026, we announced that our 100%-owned Neves Project had been named in the Joint Fact Sheet for Japan-U.S. Critical Minerals Project Cooperation (the “Joint Fact Sheet”), released on March 20, 2026 by Japan’s Ministry of Economy, Trade, and Industry (“METI”) together with the Ministry of Foreign Affairs of Japan (“MOFA”). The Neves Project is the only Brazil-based lithium project named in the Joint Fact Sheet, which states that the Government of Japan and the Government of the United States are considering financial support for the purpose of development of the Neves Project. The Joint Fact Sheet followed the U.S.-Japan Critical Minerals Investment Ministerial held on March 14, 2026 in Tokyo, as well as the summit held between Japan’s Prime Minister, Sanae Takaichi, and U.S. President, Donald Trump, on March 19, 2026. This recognition builds upon our existing strategic partnership with Mitsui & Co., Ltd., which made a US$30 million strategic investment in Atlas Lithium common shares in March 2024 and entered into an offtake agreement for the purchase of lithium concentrate from the Neves Project.

On April 7, 2026, we announced the appointment of Admiral Flávio Augusto Viana Rocha, a former Cabinet member of the Brazilian Government, to our board of directors as an independent director. Admiral Rocha is a distinguished Brazilian leader with over 43 years of experience in strategy, governance, logistics, and international relations, including official government missions to more than 50 countries. From 2020 to 2022, he held the Minister-level position of Chief of the Secretariat for Strategic Affairs of the Presidency of Brazil, where he led the development of Brazil’s National Long-Term Policy and National Strategic Agenda, including the National Energy Policy. We believe Admiral Rocha’s experience will be valuable as we continue to advance the Neves Project and strengthen our position within the global critical minerals landscape.

Market Update

Lithium market conditions continued to improve during the first quarter of 2026, supported by accelerating growth in the energy storage systems (“ESS”) segment — particularly for grid-scale applications and power for data centers — alongside continued robust demand for electric vehicles worldwide. These demand drivers were reinforced by ongoing supply disruptions, including production constraints impacting Chinese lepidolite operations and export restrictions affecting Zimbabwean spodumene producers, which together tightened global supply availability. These dynamics created a favorable backdrop for the continued improvement in lithium prices observed during the quarter. Consistent with this environment, we have received written indications of interest from several parties seeking to secure long-term supply arrangements for our future lithium concentrate production.

Results of Operations

The Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025

Net loss for the three months ended March 31, 2026 totaled $16.5 million, compared to net loss of $10.2 million during the three months ended March 31, 2025. The increase in net loss is mainly due to:

●	An increase in General and administrative expenses of approximately $5.9 million compared to the three months ended March 31, 2025, primarily due to: (i) $2.0 million increase in payroll expenses driven by an increase in the contractual bonus paid to our chief executive officer in 2026 compared to 2025 due to the achievement of certain milestones and by the increase of operational activities related to the preparation for the project implementation; and (ii) $3.5 million due to the higher third-party contractor costs as the Company’s activities expanded as a result of the preparation for the project implementation;

●	An increase of approximately $1.2 million in stock-based compensation expenses compared to the three months ended March 31, 2025, resulting primarily from Atlas Critical Minerals incurring $2.1 million in stock-based compensation expenses in 2026 compared to $1.0 million in 2025, a $1.1 million increase. The increase is due to the fact that Atlas Critical Minerals issued 263,480 shares in 2026 compared to 142,033 shares issued in 2025, as well as the increase of Atlas Critical Minerals’ stock price increase during the period ($12.36 as of January 1, 2026, compared to $8.40 as of January 1, 2025), which is the basis for the instruments’ fair value calculation.

●	Those effects are partially offset by an improvement in finance costs (revenues) of $0.7 million compared to the three months ended March 31, 2025, mainly due to:

■	Higher proceeds generated from hedge contracts (NDFs) settled during the period due the appreciation of Brazilian Reais against U.S. dollars ($0.3 million in 2026 compared to nil in 2025);
■	Higher proceeds from short-term investments due to the higher cash position in 2026 ($0.2 million in 2026 compared to $0.1 million in 2025); and
■	Lower foreign exchanges expenses arising from accounts payable and receivables in currencies other than U.S. dollars ($0.1 million in 2026 compared to $0.2 million in 2025).

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $34.4 million and working capital of $21.9 million.

Net cash used by operating activities totaled $10.6 million for the three months ended March 31, 2026, compared to net cash used of $4.4 million during the three months ended March 31, 2025, representing an increase of $6.2 million. The increase in net cash used by operating activities was mainly due to higher general and administrative expenses. See the section entitled “Results of Operations” above.

Net cash used by investing activities totaled $1.3 million for the three months ended March 31, 2026, compared to net cash used of $4.2 million during the three months ended March 31, 2025, representing a decrease in cash used of $2.9 million. The increase is essentially driven by:

●	A decrease of $1.9 million in the acquisition of capital assets ($1.2 million in 2026, compared to $3.1 million in 2025). The decrease is mainly explained by the payments made in connection with the logistics to bring our lithium processing plant from South Africa to Brazil in 2025, a one-time event;

●	The reduction of our exploration activities incurred during the three months ended March 31, 2026, since our current focus is on preparation for the implementation of the Neves Project and its revenue generation, consisting of $0.1 million of expenditures compared to $1.0 million for the three months ended March 31, 2025.

Net cash provided by financing activities totaled $10.4 million for the three months ended March 31, 2026, compared to $7.1 million during the three months ended March 31, 2025, representing an increase in cash provided of $3.3 million. The increase is due to the following:

●	Net proceeds of $9.6 million arising from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company, as a result of such company’s capital raise in connection with the listing of its common stock in the Nasdaq Capital Market ($0.5 million for the three months ended March 31, 2025);

●	Partially offset by lower sales of our common stock pursuant to the ATM Agreement for proceeds of $0.9 million, net of commissions and fees ($6.7 million for the three months ended March 31, 2025).

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

Foreign Currency

Until December 31, 2025, with the exception of Atlas Brazil, our foreign subsidiaries (all based in Brazil) used a local currency (Brazilian Reais) as the functional currency. Resulting translation gains or losses were recognized as a component of accumulated other comprehensive income. The Company determined that, as of January 1, 2026, the U.S. dollar is the currency of the primary economic environment in which the Brazilian subsidiaries operate.

Effective January 1, 2026, the Company’s foreign subsidiaries changed their functional currency from Brazilian Reais to U.S. Dollars due to a shift in the underlying economic facts and circumstances affecting the subsidiaries’ operations and financing activities. In particular, our subsidiary Atlas Critical Minerals listed on the Nasdaq Capital Market and commenced trading on the Nasdaq on January 9, 2026. As a result of such listing and the attendant access to U.S. capital markets, the U.S. Dollar is the primary currency through which we and our Brazilian subsidiaries expect to raise any additional capital.

In accordance with ASC 830, the change in functional currency was accounted for prospectively from the date of change. As a result:

●	assets and liabilities were translated into the new functional currency using exchange rates as of the date of change;
●	nonmonetary assets and liabilities were translated at historical exchange rates (the effective date of the change is considered for the translation of existing nonmonetary assets and liabilities); and
●	cumulative translation adjustments previously recorded in accumulated other comprehensive income were not reversed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2026 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for fiscal year ended December 31, 2025, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties included in this Quarterly Report and elsewhere in our Annual Report and other SEC filings before you decide to invest in our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We consummated the following sales of unregistered securities during the three months ended March 31, 2026, which sales were exempt from registration under the Securities Act upon reliance on Section 4(a)(2) thereof:

●	On January 1, 2026, we issued 40,000 common stock options to certain of our directors as director compensation, consisting of 10,000 common stock options to each of the following: Amb. Roger Noriega, Ms. Cassiopeia Olson, Mr. Rodrigo Menck, and Mr. Stephen R. Petersen.

●	On January 23, 2026, we issued 10,000 shares of our common stock to a consultant in exchange for consulting and professional services.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	May 7, 2026
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	May 7, 2026
Tiago Miranda	Accounting Officer)

