Form 10-K/A
period 2025-12-31
Atlas Lithium Corp
filed 2026-08-14
CIK 1540684

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Annual Report on Form 10-K of Atlas Lithium Corporation (the “Company”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 4, 2026 (the “Original Filing” or the “Annual Report”). Other than as set forth below, (i) this Amendment No. 1 does not change any of the information contained in the Original Filing and (ii) except as identified in the next paragraph, we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, Amendment No. 1 should be read in conjunction with our Original Filing. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

This Amendment No. 1 is being filed to reflect the Company’s progression from an exploration stage company to a development stage company, as such terms are defined in Subpart 1300 of Regulation S-K (“S-K 1300”), and expand and supplement the disclosures under Item 2 of Part I with respect to the Company’s Neves Lithium Project, including, without limitation, additional disclosures regarding local infrastructure, exploration activities and work completed, history and description of the property (including its book value), conditions for maintaining the Company’s mineral rights and a summary of properties with an indirect economic benefit. This Amendment No. 1 also includes tabular disclosures of the Company’s mineral reserves and mineral resources (exclusive of mineral reserves), each as defined in S-K 1300, and an expanded description of the Company’s internal controls over mineral property disclosure. Aspects of certain sections of the Original Filing, including the Forward-Looking Statements, Item 1 (Business) of Part I, Item 1A (Risk Factors) of Part I, Item 1C (Cybersecurity) of Part I, have also been revised to reflect the Company’s progression from an exploration stage company to a development stage company, and Item 15 of Part IV now includes the S-K 1300 Technical Report Summary regarding the Neves Lithium Project, as updated on June 16, 2026 (the “TRS”) as Exhibit 96.1 hereto. The Company has updated certain of its risk factors to reflect the resolution of certain legal proceedings with a Brazilian non-governmental organization, as previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2026, and to reflect that Rodrigo Menck no longers holds any positions with the Company and its subsidiary, Atlas Critical Minerals Corporation. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications by the Company's principal executive officer and principal financial officer.

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

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. However, the absence of these terms does not mean that the statement is not a forward-looking statement. Forward-looking statements in this Annual Report include, without limitation, statements regarding: our current expectations for our future results of operations and financial position; the planned development of our processing facility and our production capabilities; the advancement and development of the Minas Gerais Lithium Project; our ability to effectively process minerals and achieve commercial grade at scale; whether the Company’s exploration targets will ultimately be developed into mineral reserves; the timing and amount of any future production; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to realize the benefits of our transactions with Mitsui & Co., Ltd; uncertainty about our ability to obtain required capital to execute our business plan and repay our obligations as they come due; volatility in the market prices of lithium and lithium products and demand for such products; the impact of U.S. tariffs on Brazilian imports, including the imposition of reciprocal tariffs or other retaliatory trade measures; geopolitical conflicts and military actions, including the ongoing conflict between the United States and Iran and associated risks to global markets, including energy markets; the potential success or positive outlook regarding any exploratory, developmental and production activities; our ability to obtain permits or otherwise comply with legal and regulatory requirements related to our projects and activities; and our ability to find and retain technical employees and consultants. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report are based on our current expectations, beliefs and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, therefore you should not unduly rely on these statements. Factors that could cause future results to materially differ from those projected, anticipated or expected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover additional mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; uncertainty that mineral resources will be converted into mineral reserves or that mineral reserves will be mined as planned; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, including tariffs or other trade barriers, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions; and the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition to our lithium exploration and development activities, we also own approximately 28.06% of the shares of common stock of Atlas Critical Minerals Corporation (Nasdaq: ATCX) (formerly known as Jupiter Gold Corporation, “Atlas Critical Minerals”), as of December 31, 2025. Atlas Critical Minerals is an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. On January 9, 2026, Atlas Critical Minerals commenced trading on the Nasdaq Capital Market under the ticker symbol “ATCX”. The results of operations of Atlas Critical Minerals are consolidated in our financial statements under generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Minas Gerais Lithium Project

The Minas Gerais Lithium Project (“MGLP”) comprises 85 mineral rights totaling approximately 468 km2. In particular, we are focused on the Neves Project (as defined below), our material mineral property, which is a part of MGLP. The Neves Project is depicted in Figure 1.

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

We have disclosed mineral resources and mineral reserves for the Neves Project based on our technical report summary, as updated and filed as Exhibit 96.1 hereto. We believe that we can increase our value by continuing our development of the Neves Project, as well as by expanding our exploration campaign to new, high-potential areas within our portfolio of mineral rights. Our commercial goal is to enter production of lithium concentrate, a product which is highly sought after in the battery supply chain.

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

DigiMaps
Anitta 1
Anitta 2
Anitta 3
Anitta 4
Target Area 1
Target Area 2
Target Area 3
Target Area 4
Target Area 5
Target Area 6
BRAZIL
MG
Map Area
Neves
Atlas Lithium
Neves Project Pegmatites
Legend
Atlas Lithium Tenement
Pegmatite Bodies
Target Areas
Towns
Roads
Waterways
Geology
Lateritic Coverage
Pegmatite
Quartz Outcrop
Teixeirinha Granite
Salinas Formation
N
500
metres
SIRGAS 2000 Zone 24S

Figure 3: Neves Project Exploration targets

Summary of Properties with an Indirect Economic Interest

As of December 31, 2025, we owned approximately 28.06% equity interest in Atlas Critical Minerals, an exploration stage company focused on the exploration and development of mineral rights relating to certain critical minerals such as rare earths, copper, graphite, nickel, iron, gold and quartzite. Atlas Critical Minerals is working to advance its understanding of the potential of its mineral rights portfolio.

The table below provides, in accordance with Item 1303 of Regulation S-K, an overview of the mineral properties in which we hold an indirect economic interest:

Mineral	Location	Area	Indirect Economic Interest	Stage of Property	Materiality

Iron Ore	Minas Gerais, Alagoas and Mato Grosso do Sul, Brazil	223 Km2	28.06% equity interest in Atlas Critical Minerals.	1 mineral right with mining concession, 15 mineral rights in the exploration permit phase and 2 mineral rights awaiting for exploration permit.	Not material

Graphite	Minas Gerais, Brazil	124 Km2	28.06% equity interest in Atlas Critical Minerals.	8 mineral rights in the exploration permit phase.	Not material

Rare Earths	Minas Gerais and Goiás, Brazil	539 Km2	28.06% equity interest in Atlas Critical Minerals.	33 mineral rights in the exploration permit phase.	Not Material

Uranium	Bahia, Ceará, Goiás, Pará, Piauí and Tocantins, Brazil	1,437 Km2	28.06% equity interest in Atlas Critical Minerals.	39 mineral rights in the exploration permit phase. (*)	Not Material

Copper	Goiás, Brazil	72 Km2	28.06% equity interest in Atlas Critical Minerals.	4 mineral rights in the exploration permit phase.	Not Material

Nickel	Piauí, Brazil	11 Km2	28.06% equity interest in Atlas Critical Minerals.	1 mineral right in the exploration permit phase.	Not Material

Gold	Minas Gerais, Amazonas, Mato Grosso, Goiás and Tocantins, Brazil	693 Km2	28.06% equity interest in Atlas Critical Minerals.	7 mineral rights with mining concession, 5 mineral rights in the application for mining concession, 15 mineral rights in the exploration permit phase and 3 mineral rights awaiting for exploration permit.	Not Material

Quartzite	Minas Gerais, Brazil	1 Km2	28.06% equity interest in Atlas Critical Minerals.	1 mining right in production phase	Not Material

(*) These mineral rights identify copper, graphite, phosphate and/or rare earths as exploration minerals since the existing Brazilian legislation does not allow Uranium to be formally recognized as an exploration mineral.

As of December 31, 2025, Atlas Critical Minerals had no mineral reserves for any of the mineral properties listed above.

The various critical minerals in Atlas Critical Minerals’ portfolio have various important applications. Rare earths are crucial for permanent magnets used in electric motors and wind turbines, and for semiconductor and defense applications. Graphite is a key component in lithium-ion batteries, while titanium has applications in aerospace and medical technologies.

Atlas Critical Minerals’ exploration activities to date have included geological mapping, geochemical sampling, geophysical surveys, and limited exploratory drilling to identify potential mineralized zones within a few of its mineral rights. As it advances its understanding of these critical mineral properties, Atlas Critical Minerals may conduct extensive exploratory programs including drilling campaigns to identify and quantify mineral resources. The exploration programs follow the accepted guidelines under Regulation S-K 1300.

We do not operate, nor is it probable that we will operate, any mining property under a lease or other legal agreement that grants us ownership or similar rights. Similarly, there is no mining property in which we have, or it is probable that we will have, an associated royalty or similar right.

Raw Materials

We do not have any material dependence on any raw materials or raw material supplier. All of the raw materials that we need are available from numerous suppliers and at market-driven prices.

Government Regulation

Mining Regulation and Compliance

Mining regulation in Brazil is carried out by the National Mining Agency (“ANM”), a federal entity with offices in each state in Brazil. We are required to file for exploration licenses for each mineral right that we own with the ANM office of the state in which such mineral right is located. The applications for such licenses must contain, among other things, a project for the exploration work to be undertaken. If approved, we have three years (subject to extension to up to an additional three years) to conduct exploration activities in accordance with the approved plan and prove the existence of the mineral and quantify a deposit. Once exploration is completed, ANM requires a final exploration report which, if approved, allows for the application of an extraction license. Extractions requests require detailed economic viability studies. We have been issued exploration licenses for our key areas for lithium, and our main area within the Neves Project (tenement number 833.356/2007) on May 27, 2025, received the mining concession status, the highest level of ownership of a mineral right in Brazil, allowing for commercial mining in perpetuity without volume constraints. We believe that we maintain a good relationship with ANM.

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

Business Risks

●	Risks Related to the Assembly, Commissioning, and Operation of Our DMS Plant

●	Our future performance is difficult to evaluate because we have a limited operating history.

●	We have a history of losses and expect to continue to incur losses in the future.

●	We are a development stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

●	We face risks related to mining, exploration, plant assembly, and mine construction, if warranted, on our properties.

●	Labor disruptions and a rise in labor costs could impact on our business, financial condition and results of operations.

●	We are subject to the effects of changing prices.

●	Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.

●	Our operations and projects are subject to a range of transitional and physical risks related to climate change.

●	Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

●	We are vulnerable to concentration risks because our operations are currently exclusive to Brazil.

●	We depend upon Mr. Marc Fogassa, our Chief Executive Officer and Chairman.

●	Our growth will require new personnel, which we will be required to recruit, hire, train and retain.

●	A portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements.

●	Certain of our officers may be in a position of conflict of interest.

●	We have historically relied on third-party consultants and their inability to perform timely and in compliance with their contractual obligations can adversely impact our business operations.

●	Our Reliance on Third Party Consultants and Contractors Has and Could Continue to Adversely Affect Our Operations, Cost Structure, and Competitive Position

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

●	We may be unable to hire and retain the third-party contractors upon which we rely, including for drilling and construction of the lithium processing plant.

●	We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure or cybersecurity attacks and risks associated with implementation, upgrade, operation and integration.

Regulatory and Industry Risks

●	The mining industry subjects us to several risks.

●	Our operations are, and our mineral projects will be subject to, significant government regulations, including environmental laws and regulations.

●	We are required to obtain government permits in order to conduct development and mining operations, a process which is often costly and time-consuming.

●	Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

●	Mining operations face substantial health and safety regulations.

●	Mineral prices are subject to unpredictable fluctuations.

●	The development of non-lithium battery technologies could adversely affect us.

●	The growth potential of lithium markets is uncertain.

●	Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our future revenues and profitability generally.

●	We are dependent upon the continued recognition of and validity of the title to our mineral rights, and preserving title may be costly.

●	Changes in public policies and legislative initiatives could materially affect our business and prospects

Country and Currency Risks

●	Substantially all of our assets are located in Brazil and substantially all of our revenue will be derived from our operations in Brazil.

●	Our ability to execute our business plan depends primarily on the continuation of a favorable mining environment in Brazil and our ability to freely sell our minerals.

●	The perception of Brazil by the international community may affect us.

●	Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Common Stock Risks

●	Our common stock price has been and may continue to be volatile, and you could lose all or part of your investment.

●	We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

●	We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing equity securities. Any future issuances of equity will dilute your ownership.

●	Our Series A Preferred Stock (as defined below), which has been held by Mr. Fogassa since 2012 has the effect of concentrating voting control over us in Mr. Fogassa, our Chief Executive Officer and Chairman. Due to Mr. Fogassa’s control of greater than 50% of our voting securities, we are deemed a “controlled company” under the rules of Nasdaq.

●	Our Chief Executive Officer and Chairman has substantial influence over us as a result of his voting control and his interests may not be aligned with the interests of our other stockholders, which may discourage, delay or prevent a change in our control, which could deprive our stockholders of an opportunity to receive a premium for their securities.

●	Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

●	Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

●	Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

World Events Risks

●	Tariffs and other changes in international trade policy could adversely affect our business, financial condition and the results of operations.

●	Natural disasters or the emergence of a new pandemic may adversely affect our business.

●	An escalation of the current war in Ukraine and the ongoing conflict in the Middle East, coupled with the international policy of the new U.S. presidential administration or the emergence of conflict elsewhere may adversely affect our business.

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

We have an accumulated deficit of approximately $171.6 million as of December 31, 2025. We expect to continue to incur losses unless and until such time as our projects or properties acquired in the future enter into commercial production and generate sufficient revenues to fund continuing operations and we are able to develop at least one economic deposit. If we are unable to generate cash flows from our operations, we will not be able to earn profits and may be unable to continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties encountered by companies at the mineral development stage. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

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

We are a development stage company, and there is no guarantee that our properties will result in the commercial extraction of mineral deposits.

We are engaged in the business of exploring and developing mineral properties with the intention of locating and developing economic deposits of minerals. An economic deposit is a mineral property which can be reasonably expected to generate profits upon extraction and commercialization of its minerals after considering all costs involved. With the exception of the Neves Project, which is in the development stage, our other property interests remain in the exploration stage.. It is unlikely that we will realize profits in the short term, and we also cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon the development of at least one economic deposit and most likely further exploration and development of other economic deposits, each of which is subject to numerous risks, including all of the risks associated with developing and establishing new mining operations and business enterprises, such as:

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

Further, we cannot assure you that any of our property interests can be commercially mined. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period which may not be mitigated or eliminated by careful evaluation, experience and/or knowledge of management. While the discovery of additional ore-bearing deposits may result in rewards, few properties which are explored are ultimately developed into producing mines. Significant expenses may be required to establish reserves by drilling and constructing mining and processing facilities at a particular site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial mining operations. The profitability of our operations will be, in part, related to the cost and success of our exploration and development programs which may be affected by several factors, such as the factors set forth under the heading “We face risks related to mining, exploration and mine construction, if warranted, on our properties” below. Additional expenditures are required to establish reserves which are sufficient to commercially mine and to construct, complete and install mining and processing facilities in those properties that are mined and developed.

In addition, our mineral projects have no operating history upon which to base estimates of future operating costs and capital requirements. Project items, such as estimates of reserves, metal recoveries or cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, as well as technical studies. Actual operating costs and economic returns of our mineral projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations, and cash flows may be negatively affected.

The volume and grade of ore recovered may vary from our estimates.

We are a development stage company with “proven mineral reserves.” A mineral reserve is defined in Regulation S-K Item 1300 as an estimate of tonnage and grade or quality of “indicated mineral resources” and “measured mineral resources” (as those terms are defined in Regulation S-K 1300) that, in the opinion of a “qualified person” (as defined in Regulation S-K Item 1300), can be the basis of an economically viable project. There has been no material change to our proven and probable reserves from the publication of our technical report summary, effective May 15, 2025, as updated on June 16, 2026. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of lithium concentrate, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we anticipate.

Any material changes in mineral resource and reserve estimates may affect the economic viability of our current operations, our decision to place properties into production and/or such properties’ return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Extended declines in market prices for lithium concentrate may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability obtain additional mine permits and/or extract lithium concentrate, could have a material adverse effect on our results of operations, financial condition, and stock price.

Risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Future revenue from sales of lithium concentrate will be less than anticipated if the mined material’s ultimate metallurgic recovery of the run of mine ore or crushed ore are different than lab results and estimates or if the mined material does not contain the concentration of lithium concentrate predicted by our geological exploration, studies, and reports. If revenue from sales of lithium concentrate are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production may also adversely affect the price of our common stock. Our ability to secure additional mine permits may also affect operations and the price of our common stock.

Because the probability of an individual prospective mineral deposit ever having reserves is not known, any funds spent on exploration and evaluation may be lost if our properties may not contain any reserves.

With the exception of our Neves Project, our other mineral properties are “exploration stage properties” within the meaning of S-K 1300. With respect to such exploration stage properties, we cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, any funds spent on evaluation and exploration may be lost and our exploration stage properties may not contain any reserves. Even if we confirm reserves on our exploration stage properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our exploration stage properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties.

Even if we do eventually discover a mineral reserve on one or more of our exploration stage properties, there can be no assurance that they can be developed into producing mines and that we can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

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

Our level of profitability, if any, in future years will depend to a great degree on whether our mineral projects can be brought into production. Although we have disclosed mineral resources and mineral reserves for the Neves Project, we cannot provide any assurances that our current and future exploration programs and/or studies on our existing properties will establish additional mineral resources or mineral reserves or that our disclosed mineral reserves will support profitable production. Whether it will be economically feasible to extract a mineral depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; drilling costs; mineral prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital. Assembly of our lithium processing plant, or any other facility, will require us to retain employees or contractors with the necessary technical expertise, which may not be readily available when we need it or on terms favorable to us. We may incur delays or cost overruns in assembling our lithium processing plant and achieving the readiness of such processing facility to commence production. Once assembled, operation of the lithium processing plant will require significant ongoing operating costs, and our financial position and results of operations may be materially impacted if we are unable to fund such expenses.

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

Mr. Marc Fogassa, our Chief Executive Officer and Chairman, also serves as chief executive officer and chairman of Atlas Critical Minerals. We have partial equity ownership in Atlas Critical Minerals. There exists the possibility that Mr. Fogassa or others, may in the future be in a position of conflict of interest, where their interests may not be aligned with the interests of our other stockholders, and they may from time to time be incentivized to take certain actions that benefit the interests of Atlas Critical Minerals and that our other stockholders do not view as being in their interest as investors in us.

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

Our reliance on third-party consultants and contractors has and could continue to adversely affect our operations, cost structure, and competitive position

We rely on third-party consultants, contractors, and service providers to perform critical functions across our operations, including geological and metallurgical analysis, mine planning, engineering, construction, environmental and permitting support, logistics, and specialized technical services. Many of these activities require highly specialized expertise, regulatory familiarity, and operational experience that is difficult to source or replace on short notice.

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

On December 17, 2025, we filed a criminal complaint in a state criminal court in Belo Horizonte, Minas Gerais, Brazil, against the president and legal counsel of the NGO in connection with statements made by the organization that contained false and misleading information regarding matters related to our Expansion Application and consultation with the Community. On February 12, 2026, a state district attorney reviewed the complaint and referred it to a criminal court, which accepted the complaint on February 23, 2026. On June 9, 2026, a Brazilian judged approved an agreement between the Company and the NGO that resolved and terminated the NGO’s civil action (the “NGO Agreement”). The NGO Agreement includes an acknowledgment that the Company had consulted with the Community. The NGO Agreement also provides for the Company to donate certain items to the Community, including a bulldozer, upon commencement of the Company’s lithium concentrate production. As a result of this resolution, on June 12, 2026, the Company’s expansion permit application was formally placed on the agenda for a vote by the permitting commission of the state of Minas Gerais, and formally approved by such commission on June 26, 2026.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As a development stage company, our business activity to date has been focused on identifying, acquiring, exploring and developing mineral properties. We have not yet adopted formal cybersecurity risk management programs or formal processes for assessing cybersecurity risks. We understand the importance of managing material risks from cybersecurity threats and are committed, as part of our continuing growth, to implementing and maintaining an adequate information security program to manage such risks and safeguard our systems and data. We do not store in our systems any customer or similar data.

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

Item 2. Properties.

Lithium Projects

The following table summarizes the Company’s mineral properties. We had no production from any mineral properties during any of the three most recently completed fiscal years. Our sole material mineral property is the Neves Lithium Project or the “Neves Project”, which contains 100% of the Company’s reported mineral resources and mineral reserves.

Mineral	Name	Location in Brazil	Aggregate Mineral Rights Area
Lithium	Neves Lithium Project	State of Minas Gerais	25 km2
Lithium	Minas Gerais Lithium Project (excluding Neves Lithium Project)	State of Minas Gerais	443 km2
Lithium	Other Brazil Lithium Project	States of Paraíba, Rio Grande do Norte, and Tocantins	71 km2

For additional information about our lithium projects, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview.”

Neves Lithium Project

A summary of the Neves Project is set forth below, including infrastructure, mineral rights and conditions, current activities, exploration and work completed, history, significant encumbrances, and permitting requirements. For a complete discussion of the Neves Project, reference is made to the S-K 1300 Technical Report Summary regarding the Neves Lithium Project, as updated on June 16, 2026 (the “TRS”), filed as Exhibit 96.1 hereto. Refer to Figures 1 and 2 in Item 1 for maps of the Neves Project.

Location and Existing Infrastructure

The Neves Project is located approximately 36 km southeast of the municipality of Araçuaí and 653 km northeast of Belo Horizonte, the capital of the state of Minas Gerais, Brazil, at approximately 16°58’ S Latitude and 41°54’ W Longitude. The project is accessed from Belo Horizonte via federal and state highways and approximately 36.7 km of public unpaved roads from Araçuaí. The city of Araçuaí provides basic services, industrial suppliers, and general engineering companies. Skilled and semi-skilled labor is available in the region.

The nearest port for product shipment is Ilhéus Port, Bahia, accessible by paved federal and state highways. The main source of raw water for the project will be supplied from eight licensed boreholes, which are sufficient to supply the project’s processing and site water requirements. Electrical power will be provided by diesel engine generators throughout the project life.

As of the date of the Annual Report, the Company had 64 employees, with local hiring programs focused on communities near the project areas.

Conditions for Maintaining Mineral Rights

The Neves Project consists of four mineral rights totaling approximately 25 Km2:

●	Tenement 833.356/2007 (15.3 Km2) has been a “mining concession” since May 27, 2025, a status granted by Brazil’s Ministry of Mines and Energy. The mining concession provides ownership of the mineral right in perpetuity and the right to mine lithium without volume limitations. The holder is required to pay the Brazilian government a royalty equal to 2.0% (such royalty being referred to as the Financial Compensation for Mineral Exploitation or CFEM). CFEM is due on a monthly basis following revenue generation. The mining entity pays CFEM monthly based on the previous month’s gross revenue number. When an entity is a pre-revenue company, there is no CFEM obligation. With respect to this mineral right, there are no payment obligations due at this time.
●	Tenement 833.331/2006 (0.7 Km2) is in the application for mining concession phase. Such application was filed by the Company with ANM on June 27, 2024 and is under review. As of the date of this report, there are no outstanding comments or questions that the Company is required to address in connection with the mining application. Following approval of the application by ANM, the Company can petition to have this mineral right upgraded to a mining concession. With respect to this mineral right, there are no payment obligations due at this time.
●	Tenement 832.925/2008 (1.2 Km2) is in the exploration license phase. A final exploration report was filed by the Company with ANM on February 25, 2026. There are no outstanding issues or obligations that the Company is required to address at this time. The process awaits ANM’s analysis of the filed report and upon approval, the Company will have a 12-month period to submit a mining application. With respect to this mineral right, there are no payment obligations due at this time.
●	Tenement 832.639/2003 (7.8 Km2) is currently in the exploration license phase. A positive final exploration report was filed at ANM on December 8, 2005. There are no outstanding issues or obligations that the Company is required to address at this time. The process awaits ANM’s analysis of the filed report and upon approval, the Company will have a 12-month period to submit a mining application. With respect to this mineral right, there are no payment obligations due at this time.

The Company is responsible for the reclamation of areas used for drilling, safety of personnel in the work area, monetary compensation to the landowner for surface damage caused by mineral exploration activities, and all environmental liabilities resultant from exploration activities.

Work Completed and Current Activities

The Company initiated geological reconnaissance and literature reviews of the Neves area in 2021, including detailed geological mapping on pegmatites with historical mine workings located within the exploration areas. Since 2021, the Company has conducted multiple drilling campaigns and, as of June 10, 2025, completed a total of 536 exploration holes (reverse circulation and diamond drill holes) for 100,403 meters of drilling, concentrated primarily on known pegmatites within the Neves tenements, including 45 diamond drill holes for 9,185 meters of drilling completed during 2025.

On December 22, 2025, the Company entered the final stage of contracting project management and construction supervision services. The property is currently in the development stage, with proposed open-pit mining of three pits (Anitta 2, Anitta 2.5, and Anitta 3) using conventional truck and shovel methods, with ore processed through a crushing and dense media separation circuit to produce spodumene concentrate.

As of December 31, 2025, the total net book value of the property and equipment associated with the Neves Project and related assets was $41 million.

History of Previous Operations

The Neves exploration area was historically developed for the extraction of tourmaline and other gems through artisanal mining operations, which are currently all inactive. There is no record of any further historical exploration within the project areas beyond the survey of the Eastern Brazilian Pegmatite Province conducted by the Geological Survey of Brazil (SGB) in 2010.

Significant Encumbrances

The property is subject to the following financial encumbrances: (a) a royalty of 2.0% payable to the Brazilian government on any revenues from forthcoming mining operations; and (b) a 3.0% gross revenue royalty held by Lithium Royalty Corporation (“LRC”) on sales of products from 19 mineral rights held by Atlas Brazil, pursuant to a Royalty Purchase Agreement and Gross Revenue Royalty Agreement dated May 2, 2023. We have no violations or fines related to the property.

Neves Project – Summary of Lithium Mineral Resources as of the End of the Fiscal Year Ended December 31, 2025, Based on US$1,700/t Spodumene Concentrate (5.5% Li₂O)

The Neves Project mineral resource estimate, exclusive of mineral reserves, has an effective date of May 15, 2025, and is presented in Table 1 below. Mineral resources are reported assuming open pit mining methods, and the following assumptions: lithium concentrate (5.5% Li₂O) price of US$1,700/t, mining costs of US$2.60/t for mineralization and waste, crushing and processing costs of US$27.71/t, general and administrative costs of US$1.93/t, concentrate recovery of 61.7%, pit slope angles of 60°, and an overall cut-off grade (as defined in S-K 1300) of 0.3% Li₂O. The $1,700/tonne price assumption for SC5.5% spodumene concentrate is further validated through analysis of the underlying Benchmark Mineral Intelligence Q3 2024 lithium price forecasts. The Benchmark medium-term pricing scenario for SC6 concentrate over the 2027-2032 period indicates an average price of $1,733/tonne, with annual forecasts ranging from $1,300/tonne to $2,500/tonne during peak market conditions. When adjusted for lithium oxide content differential between 6% and 5.5% concentrate grades (adjustment factor of 1.091), the applied $1,700/tonne SC5.5% price corresponds to an equivalent SC6 price of approximately $1,855/tonne. The mineral resource estimate was prepared by SGS. The technical report summary supporting the mineral resource estimate was effective as of May 15, 2025, as updated on June 16, 2026. The assumptions underlying the mineral resource estimate have not materially changed since the effective date of the technical report summary. The point of reference for the mineral resource estimate is in-situ.

Table 1: Neves Project

Summary of Lithium Mineral Resources (Combined)

Classification	Cut-off Grade Li₂O (%)	Tonnage (t)	Average Grade Li₂O (%)	LCE (kt)	Metallurgical Recovery (%)
Measured	0.3	1,249,000	1.00	30.9	61.7
Indicated	0.3	-	-	-	61.7
Measured + Indicated	0.3	1,249,000	1.00	30.9	61.7
Inferred	0.3	149,000	0.81	3.0	61.7

Notes: the mineral resources have an effective date of May 15, 2025 and have been classified in accordance with S-K 1300. All resources are presented undiluted and in situ, constrained by continuous 3D wireframe models, and are considered to have reasonable prospects for eventual economic extraction. Tonnages and grades have been rounded in accordance with reporting guidelines. Totals may not sum due to rounding. Mineral resources which are not mineral reserves do not have demonstrated economic viability. An “inferred mineral resource” (as defined in S-K 1300) has a lower level of confidence than that applying to a measured and indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. “LCE” means lithium carbonate equivalent. “Metallurgical recovery” means the proportion of the valuable mineral or metal content of the ore that is recovered by the processing method. The overall metallurgical recovery for the Neves Project is 61.7%.

Neves Project – Summary of Lithium Mineral Reserves as of the End of the Fiscal Year Ended December 31, 2025, Based on US$1,700/t Spodumene Concentrate (5.5% Li₂O)

The Neves Project mineral reserve estimate has an effective date of May 15, 2025, and is presented in Table 2 below. S-K 1300 definitions were followed, which are consistent with CIM (2014) definitions. Mineral reserves are estimated using the following long-term metal prices (Li₂O Conc = USD 1,700/t Li₂O at 5.5% Li₂O) and an exchange rate of 6.00 Reais (BRL) to US$. The $1,700/tonne price assumption for SC5.5% spodumene concentrate is further validated through analysis of the underlying Benchmark Mineral Intelligence Q3 2024 lithium price forecasts. The Benchmark medium-term pricing scenario for SC6 concentrate over the 2027-2032 period indicates an average price of $1,733/tonne, with annual forecasts ranging from $1,300/tonne to $2,500/tonne during peak market conditions. When adjusted for lithium oxide content differential between 6% and 5.5% concentrate grades (adjustment factor of 1.091), the applied $1,700/tonne SC5.5% price corresponds to an equivalent SC6 price of approximately $1,855/tonne. A minimum mining width of 5 m was used. A cut-off grade of 0.3% Li₂O as defined by SGS was used. The bulk density of ore is variable, outlined in the geological block model, and averages 2.77 t/m³. The average strip ratio is 16.72. “Strip ratio” means the ratio of the tonnage of waste material required to be removed to access and mine the ore. The average mining dilution factor is 5%. Overall Metallurgical recovery is 61.7%. Mineral reserves are 100% attributable to Atlas Lithium. The mineral reserve estimate was prepared by SGS. The technical report summary supporting the mineral reserve estimate effective May 15, 2025, as updated on June 16, 2026. The assumptions underlying the mineral reserve estimate have not materially changed since the effective date of the technical report summary. The point of reference for the mineral reserve estimate is in-situ.

Table 2: Neves Project

Summary of Lithium Mineral Reserves (Combined)

Pit	Classification	Tonnes (t)	Li₂O In Situ (%)	Li₂O Diluted (%)	Concentrate (t)	Metallurgical Recovery (%)
Anitta 2	Proven	2,052,786	1.202	1.142	263,048.36	61.7
Anitta 2.5	Proven	800,935	1.465	1.392	125,079.57	61.7
Anitta 3	Proven	4,399,081	1.201	1.141	562,863.39	61.7
All Pits	Proven	7,252,802	1.230	1.169	950,991.32	61.7

Notes: Reflects the definitions provided by S-K 1300, which are consistent with CIM (2014) definitions. A cut-off grade of 0.3% Li₂O was used; overall metallurgical recovery is 61.7%. A minimum mining width of 5 m was used. The bulk density of ore is variable, outlined in the geological block model, and averages 2.77 t/m³. The average strip ratio is 16.72. Ore dilution of 5% and mining recovery of 95% were assumed. Mineral reserves are 100% attributable to Atlas Lithium. Numbers may not add due to rounding. The qualified person is not aware of any known mining, metallurgical, infrastructure, permitting, and/or other relevant factors that could materially affect the stated mineral reserve estimates.

Internal Controls Over Mineral Property Disclosure

The Company has adopted an internal quality assurance and quality control (“QA/QC”) protocol for its exploration drilling programs at the Neves Project. Company management directly oversees sample collection, security, and transport to the laboratory. The Company’s QA/QC program is supervised by SGS, a Qualified Person (QP) for Lithium (as such term is defined in SK-1300) and its results are reviewed by such QP as part of the mineral resource estimation process; in particular, the QP verifies that chain of custody procedures are followed. As part of an independent verification program, the qualified person validated the Company’s exploration and core sampling procedures, performed database validation upon importation into the resource estimation software, including random checks of assay certificates, and found the Company’s blank, duplicate, and standard results to be within industry-accepted tolerances.

Management regularly updates the Board on matters related to mineral properties and related developments. S-K 1300 disclosures are prepared under the supervision and guidance of the Company’s CEO and VP of Engineering.

The Board oversees the Company’s mineral properties disclosures and meets quarterly with management. The Board reviews the disclosures, including mineral property disclosures, that are included in the Company’s quarterly and annual filings with the Commission, and management presents the contents of such filings to the Board at its meetings. Following such review and presentation, the Audit Committee and the Board approve each of the Company’s Form 10-K and 10-Q filings.

The Neves Project mineral resource and reserve estimates are subject to a number of project-specific risks, including that the deposit remains open along strike and at depth (meaning future exploration may result in material changes to the estimates), potential revision of mineral reserve estimates and mine plans in the event of significant changes to the geological block model or geotechnical parameters, and metallurgical risks that could require additional processing steps or reduce recovery. For additional information about risk in the estimation of our resources and reserves, please see Item 1A (Risk Factors) of this Annual Report.

The TRS was prepared by SGS, a QP under S-K 1300. The TRS, which was updated on June 16, 2026, has an effective date of May 15, 2025 and our mineral reserve and mineral resource estimates have not subsequently changed. As such, we do not believe a year-over-year comparison of mineral resources and mineral reserves is applicable for the fiscal year ended December 31, 2025. The QP is not employed by, associated or affiliated with the Company or any person who has an ownership, royalty, or other interest in the Neves Project, other than their engagement by the Company to prepare the technical report summary.

Other Critical Minerals

Our other critical minerals properties are listed in the following table. Each of the following properties is an exploration stage property without disclosed mineral reserves.

Mineral(s)	Name	Location in Brazil	Aggregate Mineral Rights Area
Nickel	Nickel Properties	States of Goiás and Piauí	449 km2
Copper	Copper Properties	States of Bahia and Piauí	251 km2
Rare Earths	Rare Earths Properties	States of Bahia, Goiás, and Tocantins	121 km2
Titanium	Titanium Properties	State of Minas Gerais	69 km2
Graphite	Graphite Properties	State of Minas Gerais	39 km2

Some of the critical mineral properties are held by our wholly owned subsidiary Brazil Minerals Resources Corporation (“BMR”).

On December 19, 2024, we entered into an Option Agreement (the “Option Agreement”) with Atlas Critical Minerals, pursuant to which we sold to Atlas Critical Minerals an option to buy 100% of our equity interests in BMR (the “Option”). As consideration for the Option, Atlas Critical Minerals issued 797,957 shares of its common stock, representing $500,000 divided by a value per share of $0.6266.

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

Overview

Atlas Lithium is a mineral exploration and development company with a development-stage lithium project and multiple lithium exploration properties. In addition, we own exploration properties in other battery minerals, including nickel, copper, rare earths, graphite, and titanium. Our current focus is the continued advancement of our hard-rock lithium project in Minas Gerais, Brazil toward active mining. The project is located within a well-known lithium-bearing pegmatitic district designated by the state government as “Lithium Valley.” We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the battery supply chain.

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

All our mineral projects and properties are located in Brazil, a well-established mining jurisdiction. Our mineral rights include approximately:

●	53,942 hectares (539 km2) for lithium in 95 mineral rights (4 in development stage, 83 in exploration stage, and 8 in pre-exploration stage) (refer to “Lithium Projects” disclosure in Item 2. Properties on page 24);
●	44,913 hectares (449 km2) for nickel in 29 mineral rights (23 in exploration stage, and 6 in pre-exploration stage);
●	25,050 hectares (251 km2) for copper in 13 mineral rights (12 in exploration stage, and 1 in pre-exploration stage);
●	12,144 hectares (121 km2) for rare earths in 7 mineral rights, all in exploration stage;
●	6,927 hectares (69 km2) for titanium in 5 mineral rights, all in exploration stage;
●	3,910 hectares (39 km2) for graphite in 2 mineral rights, all in exploration stage;
●	1,030 hectares (10 km2) for gold mineral rights, all in exploration stage.

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

Segment reporting

The Company has one reportable segment: mining. The mining segment derives revenue in Brazil by mining, beneficiating and selling material mined from the Company’s several mining rights. Currently the Company generates revenue solely from two operating projects of its minority-owned, consolidated subsidiary, Atlas Critical Minerals Corporation: quartzite and iron ore. The Company’s Neves Project is in the development stage. The Company’s other projects are in the exploration stage.

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

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated May 25, 2023. Incorporated by Reference to Exhibit No. 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 18, 2012. Incorporated by reference to Company’s Current Report on Form 8-K filed with the Commission on December 26, 2012.
3.3	Second Amended and Restated By-laws of the Company Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2023.
3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on September 16, 2021. Incorporated by reference to Exhibit 3.8 to the Form S-1 filed with the Commission on January 28, 2022.
4.1	Description of Capital Stock. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
4.2	Form of 6.5% Convertible Promissory Note due 2026. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on November 8, 2023.
10.1	2023 Stock Incentive Plan, as amended on May 28, 2025 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2025)

39

10.2	Amended and Restated Employment Agreement Between Marc Fogassa and the Company. Incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the Commission on January 28, 2022.#
10.3	Employment Agreement between the Company and Igor Tkachenko dated September 30, 2023.# Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.#
10.4	Amendment to Employment Agreement dated September 5, 2024, by and between the Company and Igor Tkachenko. Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the Commission on March 14, 2025.
10.5	Executive Employment Agreement dated July 23, 2024, by and between the Company and Tiago Moreira de Miranda. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 9, 2024.#
10.6†	Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Yahua International Investment and Development Co., Ltd.. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on December 1, 2023.
10.7†	Offtake and Sales Agreement dated November 29, 2023, by and between the Company and Sheng Wei Zhi Yuan International Limited. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on December 1, 2023.
10.8†	Royalty Purchase Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 2, 2023.
10.9†	Gross Revenue Royalty Agreement dated May 2, 2023, by and between the Company and Lithium Royalty Corp. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on May 2, 2023.
10.10†	Investor Rights Agreement dated March 27, 2024 by and between the Company and Mitsui & Co. Ltd.. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on April 1, 2024.
10.11†	Offtake and Sales Agreement by and between Atlas Litio Brasil Ltda and Mitsui & Co., Ltd. dated March 27, 2024. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on April 1, 2024.
10.12	At the Market Offering Agreement dated November 22, 2024, by and between the Company and H.C. Wainwright & Co., LLC. Incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the Commission on November 22, 2024.
10.13	Securities Purchase Agreement, Dated December 5, 2025, by and between Atlas Lithium Corporation and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 12, 2025).
19.1	Insider Trading Policy of the Company, dated December 21, 2023. Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Commission on March 14, 2025.
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
23.2	Consent of SGS Canada Inc. with respect to the Technical Report Summary of the Neves Lithium Project, as updated on June 16, 2026.*
31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
96.1	S-K 1300 Technical Report Summary regarding the Neves Lithium Project, Minas Gerais State, Brazil, dated as of July 30, 2025, as updated on June 16, 2026.*
97	Policy Relating to the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on March 27, 2024.
101*	Interactive Data files pursuant to Rule 405 of Regulation S-T.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Certain portions of the exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because we customarily and actually treat the redacted information as private or confidential and the omitted information is not material. We agree to furnish on a supplemental basis an unredacted copy of the exhibit and our materiality and privacy or confidentiality analysis to the Securities and Exchange Commission upon its request.
#	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

We have elected not to provide a summary.

40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Lithium Corporation

Date: August 14, 2026	By:	/s/ Marc Fogassa
Marc Fogassa
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	August 14, 2026
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer	August 14, 2026
Tiago Miranda	(Principal Financial and Accounting Officer)

/s/ Roger Noriega	Director	August 14, 2026
Ambassador Roger Noriega

/s/ Cassiopeia Olson	Director	August 14, 2026
Cassiopeia Olson, Esq.

/s/ Stephen Peterson	Director	August 14, 2026
Stephen Peterson, CFA

/s/ Flávio Rocha	Director	August 14, 2026
Admiral Flávio Rocha

41