Form 10-Q
period 2026-06-30
Atlas Lithium Corp
filed 2026-08-14
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were outstanding 30,099,805 shares of the registrant’s common stock.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. However, the absence of these terms does not mean that the statement is not a forward-looking statement. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding: our current expectations for our future results of operations and financial position; the planned development of our processing facility and our production capabilities; the advancement and development of the Minas Gerais Lithium Project; our ability to effectively process minerals and achieve commercial grade at scale; whether the Company’s exploration targets will ultimately be developed into mineral reserves; the timing and amount of any future production; risks and hazards inherent in the mining business (including risks inherent in exploring, developing, constructing and operating mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); our ability to realize the benefits of our transactions with Mitsui & Co., Ltd; uncertainty about our ability to obtain required capital to execute our business plan and repay our obligations as they come due; volatility in the market prices of lithium and lithium products and demand for such products; the impact of U.S. tariffs on Brazilian imports, including the imposition of reciprocal tariffs or other retaliatory trade measures; geopolitical conflicts and military actions, including the ongoing conflict between the United States and Iran and associated risks to global markets, including energy markets; the potential success or positive outlook regarding any exploratory, developmental and production activities; our ability to obtain permits or otherwise comply with legal and regulatory requirements related to our projects and activities; and our ability to find and retain technical employees and consultants. These statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievement expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, therefore you should not unduly rely on these statements. Factors that could cause future results to materially differ from those projected, anticipated or expected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover additional mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; uncertainty that mineral resources will be converted into mineral reserves or that mineral reserves will be mined as planned; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, including tariffs or other trade barriers, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions; and the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the Securities and Exchange Commission (the “SEC”). Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K/A for fiscal year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on August 14, 2026. The risk factors contained in our 2025 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$36,092,613	$35,935,104
Accounts receivable	-	28,539
Inventories	518,905	505,307
Taxes recoverable	361,741	1,041,306
Derivative assets	405,600	219,556
Prepaid and other current assets	38,479	146,620
Total current assets	37,417,338	37,876,432
Taxes recoverable	669,942	673,545
Property and equipment, net	49,985,099	47,959,905
Intangible assets, net	264,001	309,258
Right of use assets - operating leases, net	548,418	623,104
Other assets	463,639	255,208
Total assets	$89,348,437	$87,697,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,976,464	$4,498,525
Derivative liabilities	314	21,579
Convertible debt	10,045,219	9,993,699
Operating lease liabilities	349,885	286,876
Other current liabilities	9,857	8,828
Total current liabilities	15,381,739	14,809,507
Operating lease liabilities	234,211	331,425
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	24,729	27,240
Total liabilities	35,640,679	35,168,172

Stockholders’ equity:
Series A preferred stock, $0.001 par value. 1 shares authorized; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively and 30,062,617 and 26,968,501 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	30,063	26,969
Additional paid-in capital	240,486,076	223,411,482
Accumulated other comprehensive loss	(102,125)	(141,940)
Cumulative adjustment of the valuation of fin. instruments	358,018	224,905
Accumulated deficit	(193,335,227)	(171,570,902)
Total Atlas Lithium Co. stockholders’ equity	47,436,806	51,950,515
Noncontrolling interest	6,270,952	578,765
Total stockholders’ equity	53,707,758	52,529,280
Total liabilities and stockholders’ equity	$89,348,437	$87,697,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

	Three months ending June 30		Six months ending June 30
	2026	2025	2026	2025

Gross revenues	-	42,991	84,797	79,416
Sales deductions	-	(11,186)	(10,411)	(22,436)
Net revenue	-	31,805	74,386	56,980
Cost of revenue	-	(50,028)	(2,343)	(137,878)
Gross profit (loss)	-	(18,223)	72,043	(80,898)
Operating expenses
General and administrative expenses	9,525,974	4,522,404	20,331,109	9,438,662
Stock-based compensation	2,050,055	1,577,716	8,113,212	6,407,886
Exploration	244,637	-	244,637	-
Other operating expenses	8,187	4,113	4,378	18,567
Total operating expenses	11,828,853	6,104,233	28,693,336	15,865,115
Loss from operations	(11,828,853)	(6,122,456)	(28,621,293)	(15,946,013)
Other (expense) income
Other (expense) income	4,849	(495)	5,695	(468)
Fair value adjustments, net	1,721	17,607	6,364	59,240
Finance (costs) income	323,943	(175,326)	570,838	(606,026)
Total other (expense) income	330,513	(157,224)	582,897	(547,254)
Loss before provision for income taxes	(11,498,340)	(6,279,680)	(28,038,396)	(16,493,267)
Income taxes	-	-	-	-
Net loss	(11,498,340)	(6,279,680)	(28,038,396)	(16,493,267)
Loss attributable to noncontrolling interest	(1,275,330)	(720,447)	(4,257,978)	(1,917,077)
Net loss attributable to Atlas Lithium Corporation stockholders	$(10,223,010)	$(5,559,233)	$(23,780,418)	$(14,576,190)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.35)	$(0.31)	$(0.84)	$(0.84)

Weighted-average number of common shares outstanding:
Basic and diluted	29,361,881	18,004,362	28,305,556	17,257,239

Comprehensive loss:
Net loss	$(11,498,340)	$(6,279,680)	$(28,038,396)	$(16,493,267)
Other comprehensive results	(20,845)	392,850	180,218	877,798
Comprehensive loss	(11,519,185)	(5,886,830)	(27,858,178)	(15,615,469)
Comprehensive results attributable to noncontrolling interests	22,143	(677,779)	7,290	(1,776,541)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(11,541,328)	$(5,209,051)	$(27,865,468)	$(13,838,928)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2026 and 2025

							Cumulative
							Adjustment
	Series A					Accumulated	of the			Total
	Preferred				Additional	Other	Valuation		Non	Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	of Fin.	Accumulated	controlling	Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, March 31, 2025	1	$1	17,498,904	$17,499	$176,665,848	$(171,661)	$76,395	$(152,953,340)	$654,960	$24,289,702

Issuance of common stock in connection with sales made under private offerings	-	-	1,298,751	1,298	5,261,848	-	-	-	947,899	6,211,045
Stock-based compensation	-	-	44,631	45	1,259,243	-	-	-	347,431	1,606,719
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	351,033	-	-	351,033
Other changes in noncontrolling interest	-	-	-	-	-	-	-	37,737	(37,737)	-
Change in foreign currency translation	-	-	-	-	-	22,685	-	-	41,812	64,497
Net loss	-	-	-	-	-	-	-	(5,559,233)	(720,447)	(6,279,680)

Balance, June 30, 2025	1	$1	18,842,286	$18,842	$183,186,939	$(148,976)	$427,428	$(158,474,836)	$1,233,918	$26,243,316

Balance, March 31, 2026	1	$1	27,769,914	$27,770	$228,267,934	$(102,605)	$401,486	$(183,160,795)	$7,296,649	$52,730,440

Issuance of common stock in connection with sales made under private offerings	-	-	2,042,119	2,042	10,437,363	-	-	-	-	10,439,405
Stock based compensation	-	-	250,584	251	1,780,779	-	-	-	276,068	2,057,098
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	(43,468)	-	22,623	(20,845)
Other changes in noncontrolling interest	-	-	-	-	-	-	-	48,578	(48,578)	-
Change in foreign currency translation	-	-	-	-	-	480	-	-	(480)	-
Net loss	-	-	-	-	-	-	-	(10,223,010)	(1,275,330)	(11,498,340)

Balance, June 30, 2026	1	$1	30,062,617	$30,063	$240,486,076	$(102,125)	$358,018	$(193,335,227)	$6,270,952	$53,707,758

For the Six Months Ended June 30, 2026 and 2025

							Cumulative
							Adjustment
	Series A					Accumulated	of the			Total
	Preferred				Additional	Other	Valuation		Non	Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	of Fin.	Accumulated	controlling	Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

Issuance of common stock in connection with sales made under private offerings	-	-	2,468,502	2,468	11,915,128	-	-	-	1,411,899	13,329,495
Stock-based compensation	-	-	359,042	359	5,160,895	-	-	-	1,356,795	6,518,049
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	706,248	-	-	706,248
Other changes in noncontrolling interest	-	-	-	-	-	-	-	511,694	(511,694)	-
Change in foreign currency translation	-	-	-	-	-	31,014	-	-	140,536	171,550
Net loss	-	-	-	-	-	-	-	(14,576,190)	(1,917,077)	(16,493,267)

Balance, June 30, 2025	1	$1	18,842,286	$18,842	$183,186,939	$(148,976)	$427,428	$(158,474,836)	$1,233,918	$26,243,316

Balance, December 31, 2025	1	$1	26,968,501	$26,969	$223,411,482	(141,940)	$224,905	$(171,570,902)	$578,765	$52,529,280

Issuance of common stock in connection with sales made under private offerings	-	-	2,185,197	2,185	11,315,558	-	-	-	9,590,800	20,908,543
Stock based compensation	-	-	908,919	909	5,759,036	-	-	-	2,368,168	8,128,113
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	133,113	-	47,105	180,218
Other changes in noncontrolling interest	-	-	-	-	-	-	-	2,016,093	(2,016,093)	-
Change in foreign currency translation	-	-	-	-	-	39,815	-	-	(39,815)	-
Net loss	-	-	-	-	-	-	-	(23,780,418)	(4,257,978)	(28,038,396)

Balance, June 30, 2026	1	$1	30,062,617	$30,063	$240,486,076	$(102,125)	$358,018	$(193,335,227)	$6,270,952	$53,707,758

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2026 and 2025

	Six months ending June 30
	2026	2025

Cash flows from operating activities of continuing operations:
Net loss	$(28,038,396)	(16,493,267)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and services	8,113,212	6,407,886
Depreciation and amortization	66,921	58,772
Lease expenses	169,692	87,748
Interest expense	322,330	322,330
Unwinding of non-current liabilities	51,521	66,658
Fair value adjustments	(6,364)	(59,035)
Other non cash expenses	-	(11,318)
Gain/loss on FOREX transactions	64,392	350,481
Changes in operating assets and liabilities:
Inventories and accounts receivable	14,941	115,468
Taxes recoverable	798,943	(214,572)
Prepaid and other current assets	108,142	50,832
Accounts payable and accrued expenses	314,924	1,024,768
Other noncurrent assets and liabilities	(194,557)	(13,744)
Net cash used by operating activities	(18,214,299)	(8,306,993)

Cash flows from investing activities:
Acquisition of capital assets	(1,815,412)	(4,727,445)
Capitalized exploration costs	(231,447)	(1,562,917)
Net cash used in investing activities	(2,046,859)	(6,290,362)

Cash flows from financing activities:
Net proceeds from sale of common stock	11,317,743	11,917,596
Proceeds from sale of subsidiary common stock to noncontrolling interests	9,590,800	1,411,899
Cash used in payment of debt	(322,330)	(322,330)
Leases payments	(169,692)	(84,033)
Net cash provided by financing activities	20,416,521	12,923,132

Effect of exchange rates on cash and cash equivalents	2,146	1,710
Net increase (decrease) in cash and cash equivalents	157,509	(1,672,513)
Cash and cash equivalents at beginning of period	35,935,104	15,537,476
Cash and cash equivalents at end of period	$36,092,613	13,864,963

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our 2025 Form 10-K, and are expressed in United States dollars. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2025 Form 10-K. For the period ended June 30, 2026 the condensed consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation and its subsidiary Atlas Recursos Minerais; (iv) its 20.16% equity interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) and its subsidiaries Mineração Apollo Ltda. (“Apollo”), Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIE”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our condensed consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

The Company has one reportable segment: mining. The mining segment derives revenue in Brazil by mining, beneficiating and selling material mined from the Company’s several mining rights. Currently the Company generates revenue solely from two operating projects of its minority-owned, consolidated subsidiary, Atlas Critical Minerals Corporation: quartzite and iron ore. The Company’s Neves Project is in the development stage. The Company’s other mining projects are in the exploration stage.

The accounting policies of the mining segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker (“CODM”) of the mining segment is the Company’s chief executive officer. The CODM regularly reviews the revenue, significant expenses categories, including exploration and evaluation costs, and general and administrative expenses.

The significant expenses (including capitalized expenses) on which the CODM relies are those that are reported on the condensed consolidated balance sheet and statements of operations and comprehensive loss. Total segment assets as of June 30, 2026, were $89,348,437, primarily consisting of mineral rights, capitalized exploration/development costs and equipment acquisitions for the Neves Project.

All of the Company’s revenue and long-lived assets are located in Brazil. For the six months ended June 30, 2026, the Company had one customer accounting for 100% of the Company’s revenue.

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

Foreign Currency

Until December 31, 2025, with the exception of Atlas Brazil, our subsidiaries based in Brazil used a local currency (Brazilian Reais) as the functional currency. Resulting translation gains or losses were recognized as a component of accumulated other comprehensive income. The Company determined that, as of January 1, 2026, the U.S. dollar is the currency of the primary economic environment in which the Brazilian subsidiaries operate.

Effective January 1, 2026, the Company’s Brazilian subsidiaries changed their functional currency from Brazilian Reais to U.S. Dollars due to a shift in the underlying economic facts and circumstances affecting the subsidiaries’ operations and financing activities. In particular, our subsidiary Atlas Critical Minerals listed on the Nasdaq Capital Market and commenced trading on Nasdaq on January 9, 2026. As a result of such listing and the attendant access to U.S. capital markets, the U.S. Dollar is the primary currency through which we and our Brazilian subsidiaries expect to raise any additional capital.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories as of June 30, 2026, and December 31, 2025, are comprised of the following:

	June 30, 2026	December 31, 2025
Materials and supplies	482,413	468,815
Quartzite slabs	36,492	36,492
Total	$518,905	$505,307

Materials and supplies consist primarily of feedstock intended for use in the Company’s production processes related to lithium operations.

Quartzite inventories as of June 30, 2026 contain slabs produced through the cutting and polishing of natural quartzite. Slabs are actively sold in the market and classified as finished goods.

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	31,063	(7,828)	23,235	29,314	(5,731)	23,583
Machinery and equipment	300,360	(40,337)	260,022	202,051	(24,931)	177,120
Facilities	16,327	(2,665)	13,662	16,327	(1,848)	14,479
Land	4,523,660	-	4,523,660	4,346,554	-	4,346,554
Prepaid assets (CIP)	30,359,452	-	30,359,452	29,124,356	-	29,124,356
Mining rights	7,223,203	(2,946)	7,220,257	6,921,197	(748)	6,920,449
Exploration/Development costs	7,584,811	-	7,584,811	7,353,364	-	7,353,364
Total fixed assets	$50,038,876	$(53,777)	$49,985,099	$47,993,163	$(33,258)	$47,959,905

Exploration costs such as drilling, development and related costs are either classified as exploration and charged to operations as incurred, or capitalized, such as to assist with mine planning. Whether to capitalize an exploration/development cost or incur an expense also depends on whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable and whether the expenditure relates to a probable future benefit to be generated singly or in combination with other assets. The basis of the mineral interest is amortized on a units-of-production basis.

Accounts Payable and Accrued Expenses

	June 30, 2026	December 31, 2025
Trade payables	4,348,430	3,942,879
Payroll and social charges	507,762	355,750
Taxes payable	120,272	199,896
Total	$4,976,464	$4,498,525

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended June 30, 2026, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

Lease liabilities at December 31, 2025	$618,301
Increase/Decrease	$76,037
Unwinding of lease liabilities	$18,970
Lease payments	$(169,692)
Foreign exchange	40,480
Lease liabilities at June 30, 2026	$584,096

Current portion	$349,885
Non-current portion	$234,211

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$361,570
Year 2	$164,846
Year 3	$98,603
Year 4	$-
Total contractual undiscounted cash flows	$625,019

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	June 30, 2026	December 31, 2025
Due to Nanyang Investment Management Pte Ltd	6,027,116	5,996,205
Due to Nicholas James Rowley	2,009,063	1,998,759
Due to Modha Reena Bhasker	1,004,520	999,368
Due to Clipper Group Limited	1,004,520	999,367
Total convertible debt	$10,045,219	$9,993,699
Current portion	$10,045,219	$9,993,699
Non-current portion	$-	$-

On November 7, 2023, we entered into a convertible note purchase agreement (the “November 2023 Convertible Note Agreement”) with a number of investors to raise up to $20,000,000 in proceeds through the issuance of convertible promissory notes with the following key terms:

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

On November 7, 2023, we issued $10,000,000 in convertible promissory notes (the “Notes”) under the terms of the November 2023 Convertible Note Purchase Agreement, and there were no other purchases and sales of the convertible promissory notes. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below. In the three and six months ended June 30, 2026, the Company recorded $162,056 and $322,330 in interest expense and $25,902 and $51,521 in accretion expense in the condensed consolidated statement of operations and comprehensive loss ($162,055 and $322,330, in interest expenses and $25,903 and $51,522 in accretion expense in the three and six months ended June 30, 2025). The Notes will become due on November 7, 2026.

Derivatives

	June 30, 2026	December 31, 2025
Derivative assets
Derivative assets - non-deliverable forward	405,600	219,556
Total derivative assets	$405,600	$219,556
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	143	6,507
Derivative liability – restricted stock awards	171	15,072
Total derivative liabilities	$314	$21,579

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

a) Derivative liability – embedded conversion feature on convertible debt

On November 7, 2023, the Company issued the Notes. In accordance with Financial Accounting and Standards Board (“FASB”) ASC 815, the conversion feature of the convertible debt was determined to be an embedded derivative. As such, it was bifurcated from the host debt liability and was recognized as a derivative liability in the consolidated balance sheets. The derivative liability is measured at fair value through profit or loss.

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

On June 30, 2026, the fair value of the embedded conversion feature was determined to be $143 using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	June 30, 2026	June 30, 2026
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$3.76	$3.76
Conversion price	$28.225	$35.281
Expected volatility	59.71%	59.71%
Risk-free interest rate	3.92%	3.92%
Dividend yield	0%	0%
Expected term (years)	0.36	0.36

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three and six months ended June 30, 2026, the Company recognized a $1,721 and a $6,364 gain on changes in fair value of financial instruments in the condensed consolidated statement of operations and comprehensive loss ($17,607 and $59,240 in the three and six months ended June 30, 2025).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of June 30, 2026, the Company’s obligations under this employment agreement contemplate the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows

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

As of June 30, 2026, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was $171, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price of $3.76, expected dividend yield of 0%, expected annual volatility of 99.95%, risk-free interest rate of 3.98%, and an expected term of 6 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

As of June 30, 2026, the fair value of outstanding NDF contracts was recorded as Derivative assets on the balance sheet.

For the 6 months period ended June 30, 2026:

●	we had unrealized gains/(losses) from NDF contracts recognized in OCI of $180,218; and

●	we reclassified a $529,125 revenue into Finance (costs) income from Other Comprehensive Income (OCI).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of June 30, 2026:

Subsidiary	Dates Entered Into	Derivative Financial Instrument	Total Notional Amounts (USD)	FX rate (BRL/USD)	Total Notional Amounts (BRL)	Settlement Dates (Range)

Mineração Apollo Ltda	March, 2026	Forward foreign exchange contracts (USD/BRL)	$1,500,000	5.50	8,243,875	31-Jul-2026 - 30-Dec-2026

Atlas Litio Brasil Ltda	December, 2025	Forward foreign exchange contracts (USD/BRL)	$3,000,000	5.91	17,720,225	15-Jul-2026 - 30-Dec-2026

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provision for contingencies. The balance of these non-current liabilities as of June 30, 2026, and December 31, 2025, amounted to $24,729 and $27,240, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2025 and June 30, 2026, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

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

During the three and six months ended June 30, 2026, we sold 2,042,119 and 2,185,197 shares, respectively, under the ATM Agreement and the 2025 Form S-3, for proceeds of $10.4 million and $11.3 million, respectively, net of commissions and fees.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Six Months Ended June 30, 2025 Transactions

During the six months ended June 30, 2025, the Company issued an aggregate of 2,827,544 shares of Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	359,042
Sales of common stock (ATM process)	2,468,502	(*)
Total	2,827,544

(*)	2,468,502 shares of Common Stock were sold through the 2025 Form S-3 and the ATM Agreement for proceeds of $11.9 million, net of commissions and fees.

Six Months Ended June 30, 2026 Transactions

During the six months ended June 30, 2026, the Company issued an aggregate of 3,094,116 shares of its Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	908,919
Sales of common stock (ATM process)	2,185,197	(*)
Total	3,094,116

(*)	2,185,197 shares of Common Stock were sold through the 2025 Form S-3 and the ATM Agreement for proceeds of $11.3 million, net of commissions and fees.

Common Stock Options

During the six months ended June 30, 2026 and 2025, the Company granted options to purchase Common Stock to officers and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	June 30, 2026	June 30, 2025
Expected volatility	84.6% -97.43%	84.01% – 84.01%
Risk-free interest rate	4.17% - 4.44%	4.57% – 4.57%
Stock price on date of grant	$4.38 – 4.40	$ 6.97 – $6.97
Dividend yield	0.00%	0.00%
Expected term	1 years	1 years

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the six months ended June 30, 2025 and 2026 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	$0.2041	3.44	$249,122
Issued (1)	439,996	0.0077	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding and vested, June 30, 2025	480,663	$0.0243	4.88	$1,804,206

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2026	70,667	$0.1217	4.10	$290,321
Issued (2)	454,996	0.0075	-	-
Exercised	(2,500)	0.0075	-	-
Forfeited	(7,500)	0.0075	-	-
Outstanding and vested, June 30, 2026	515,663	$0.0232	4.26	1,890,859

(1)	In the six months ended June 30, 2025, 439,966 common stock options were issued with a grant date fair value of $3,066,772.
(2)	In the six months ended June 30, 2026, 454,996 common stock options were issued with a grant date fair value of $1,993,182.

During the three and six months ended June 30, 2026, the Company recorded $503,846 and $985,641 in stock-based compensation expense from common stock options in the condensed consolidated statements of operations and comprehensive loss ($766,693 and $1,570,740, during the three and six months ended June 30, 2025).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the six months ended June 30, 2026, the Company did not issue common stock purchase warrants. When issued the common stock purchase warrants are valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	June 30, 2026		December 31, 2025
Expected volatility		n/a	85.43% - 85.43%
Risk-free interest rate		n/a	4.20% - 4.20%
Stock price on date of grant	$	n/a	$6.45 - 6.45
Dividend yield		n/a	0% - 0%
Expected term		n/a	1.99 - 1.99 Years

Changes in common stock purchase warrants for the six months ended June 30, 2026 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2026	75,000	$8.1250	2.08	$-
Warrants Issued	-	$-	-	-
Outstanding and vested, June 30, 2026	75,000	$8.1250	0.58	$-

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three and six months ended June 30, 2026, the Company did not record any stock-based compensation expense related to common stock purchase warrant activity in the condensed consolidated statements of operations and comprehensive loss (nil and $200,981 during the three and six months ended June 30, 2025)

Restricted Stock Units (“RSUs”)

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

Changes in RSUs for the six months ended June 30, 2026 and June 30, 2025 were as follows:

Number of
RSUs Outstanding
Outstanding at January 1, 2026	194,000
Granted (1)	135,540
Vested (2)	(27,250)
Forfeited (3)	(40,000)
Outstanding at June 30, 2026	262,290

Number of RSUs Outstanding
Outstanding at January 1, 2025	572,476
Granted (4)	351,042
Vested (5)	(379,042)
Expired or cancelled (6)	(8,750)
Outstanding at June 30, 2025	535,726

(1)	In the six months ended June 30, 2026, 135,540 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $600,300 as measured at an average $4.43/share trailing to the date the RSU all granted with time-based vesting of four years.
(2)	In the six months ended June 30, 2026, 27,250 RSUs vested and were settled through the issuance of 27,250 shares of common stock.
(3)	In the six months ended June 30, 2026, 40,000 RSUs were forfeited upon termination or amendment of employment and service agreements with former executives and consultants of the Company.
(4)	351,042 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $1,915,753 as measured at an average $5.46/share trailing to the date the RSU was granted, as follows: (i) 326,042 RSUs which immediately vested upon grant and (ii) 25,000 RSUs with time-based vesting of four years.
(5)	379,042 RSUs vested and were settled through the issuance of 379,042 shares of common stock.
(6)	8,750 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.

During the three six months ended June 30, 2026, the Company recorded $172,186 and $419,403 in stock-based compensation expense from the Company’s RSU activity in the period ($492,565 and $3,389,533 during the three and six months ended June 30, 2025).

Other stock incentives measured at fair value through profit or loss

As of June 30, 2026, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in the event certain market conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of June 30, 2026, the Company recognized a $171 derivative liability and would have been obligated to issue 300,310 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2025: recognized a $15,072 derivative liability relating to 265,685 shares of common stock that the Company would have been obligated to issue had the conditions of the stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas’s contractual obligations at June 30, 2026:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lithium processing plant construction (1)	$503,031	$503,031	$-	$-	$-
Total	503,031	503,031	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

NOTE 7 – RELATED PARTY TRANSACTIONS

The related party transactions are recorded at the exchange amount transacted as agreed between us and the related party. All the related party transactions have been reviewed and approved by the board of directors.

Our related parties include:

Mitsui & Co. Ltd.

Mitsui & Co., Ltd. (“Mitsui”) is a non-controlling shareholder of the Company. In the course of preparing condensed consolidated financial statements, we eliminate the effects of various transactions conducted between Atlas Lithium and its subsidiaries and among the subsidiaries.

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

During the three months ended June 30, 2026, the Company issued 196,839 shares of its common stock to Mitsui & Co., Ltd., with an aggregate value of US$1.0 million, pursuant to the terms of a Memorandum of Understanding entered into on January 5, 2026. The shares were issued upon the achievement of specified contractual milestones related to advisory services provided by Mitsui in support of the Company’s financing efforts and strategic government initiatives for the Neves Project.

Atlas Critical Minerals Corporation

In January 2026, Atlas Critical Minerals successfully completed an underwritten public offering (the “Offering”) of 1,200,000 shares of its common stock at a public offering price of US$ 8.00 per share. In addition, the underwriters fully exercised their over-allotment option, contributing an additional 180,000 shares to the Offering total, resulting in total gross proceeds of approximately US$11.0 million, before deducting underwriting discounts and offering expenses. The Company participated in the Offering with a total investment of $400,000 for the acquisition of 50,000 shares of Atlas Critical Minerals. Atlas Critical Minerals’ common stock commenced trading on Nasdaq on January 9, 2026, under the ticker symbol “ATCX”.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

The proceeds are being used to advance exploration and development activities on Atlas Critical Minerals’ mineral properties in Brazil and for general working capital purposes.

In the six months period ended June 30, 2026, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

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

In addition to the securities issued pursuant to the Fogassa ACM Agreement and the Tkachenko ACM Agreement, during the six months ended June 30, 2026, Atlas Critical Minerals issued 5,140 restricted stock units and 30,426 shares of common stock of Atlas Critical Minerals to officers and directors thereof at a weighted average price of $6.85 per share in settlement of $208,333 in salaries and fees owed to such officers and directors due to their services provided to Atlas Critical Minerals.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to June 30, 2026 to the date these condensed consolidated financial statements were issued, and we have determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 as amended (the “2025 Form 10-K”).

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

Overview

Atlas Lithium is a mineral development company implementing its first mine and processing facility at its 100%-owned Neves Project, our material mineral property. In addition, Atlas Lithium owns multiple lithium exploration properties. Furthermore, through our approximately 20% ownership interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”, Nasdaq: ATCX), a separate publicly traded company, we have exposure to other critical minerals, including rare earths, titanium, graphite, and uranium. Our current focus is the continued advancement of the Neves Project, our hard-rock lithium project in the Lithium Valley area of Minas Gerais state in Brazil, toward active mining. We intend to mine and then process our lithium-containing ore to produce lithium concentrate (also known as spodumene concentrate), a key ingredient for the energy storage system and electric vehicle battery supply chain.

We have disclosed mineral resources and mineral reserves for the Neves Project based on our technical report summary, effective May 15, 2025, as updated on June 16, 2026 (see Exhibit 96.1 to our 2025 Form 10-K/A).

We believe that we hold the largest portfolio of exploration properties for lithium in Brazil among publicly listed companies.

Operational Update

During the second quarter of 2026, we continued to advance our flagship Neves Project toward production while achieving several important strategic, operational, and corporate milestones. As described in further detail below, we obtained additional global recognition for the Neves Project, further strengthened our Board of Directors, contracted key execution partners, participated in leading industry conferences, and received an expansion permit for the project, as described below.

On April 2, 2026, we announced that the Neves Project had been named in the Joint Fact Sheet for Japan-U.S. Critical Minerals Project Cooperation (the “Joint Fact Sheet”), released on March 20, 2026 by Japan’s Ministry of Economy, Trade, and Industry together with the Ministry of Foreign Affairs of Japan. The Neves Project is the only Brazil-based lithium project named in the Joint Fact Sheet, which followed the U.S.-Japan Critical Minerals Investment Ministerial held on March 14, 2026 in Tokyo, as well as the summit held between Japan’s Prime Minister, Sanae Takaichi, and U.S. President, Donald Trump, on March 19, 2026.

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

On April 27, 2026, we announced the engagement of key operational partners for the implementation of the Neves Project, selected through a competitive process led by our technical team. Each awarded contract was finalized at or below the budget projections outlined in our Definitive Feasibility Study (the “DFS”). The selected partners included Promon Engenharia, responsible for completing multiple detailed engineering components; TSX Engineering, appointed to oversee and manage project implementation; Cerne Construções, engaged under an Engineering, Procurement, and Construction (EPC) contract for the design and construction of the project’s administrative and operational facilities; and RETC Infraestrutura, responsible for earthworks and civil construction activities. Each of these firms brings a strong track record of performance and deep experience in Brazil’s mining sector.

On May 18, 2026, we announced the engagement of Alfa Engenharia (“Alfa”) as the specialized electromechanical assembly contractor for the Neves Project. The scope of work awarded to Alfa encompasses the complete assembly of the project’s processing plant, from the crushing systems through to final product processing and dispatch, including the installation of all mechanical, electrical, instrumentation, and automation systems required for plant operations. As with our previously announced execution partners, the contract with Alfa was finalized at or below the budget projections outlined in the DFS. Our processing plant, fully-paid and 100%-owned by us, and which had previously been transported to Brazil, is ready for assembly, and Alfa’s selection provides the expertise necessary for this endeavor.

During the second quarter of 2026, members of our senior management participated in several leading industry conferences to raise the profile of the Atlas Lithium and Brazil’s emerging critical minerals sector. On June 9-10, 2026, our Chairman and Chief Executive Officer, Marc Fogassa, delivered a conference-wide address titled “The Growing Role of Brazilian Critical Minerals in Securing Global Supply” at Benchmark Giga USA 2026, held at the Ronald Reagan Building and International Trade Center in Washington, D.C. On June 17-18, 2026, Mr. Fogassa delivered the Strategic Keynote Presentation, “Lithium in Brazil: Building a Competitive Industry,” opening the 3rd Brazil Lithium & Critical Minerals Summit 2026 in Belo Horizonte, Minas Gerais, Brazil. These engagements reflect our continued efforts to strengthen relationships with industry stakeholders and to position us within global critical minerals supply chains.

On June 29, 2026, we announced that we had received the expansion permit for our Neves Project, a significant milestone in our disciplined journey toward production. Permitting is widely regarded as one of the greatest challenges in mining, and the additional permit followed comprehensive technical studies that confirmed the Neves Project’s minimal environmental impact, as well as the strong relationships we have built with our local communities in the Jequitinhonha Valley. With the expansion permit in hand, we are positioned to advance implementation of the Neves Project towards production.

Market Update

Lithium market conditions remained constructive during the second quarter of 2026. Lithium prices remained well above the lows seen in mid-2025. We believe demand continues to be supported by durable, long-term trends, including accelerating growth in the energy storage systems (“ESS”) segment — particularly for grid-scale applications and for data centers supporting the expansion of artificial intelligence — alongside continued adoption of electric vehicles worldwide. While the lithium market remains subject to price volatility and evolving supply and demand dynamics, we believe that our anticipated position among the lowest-cost lithium producers globally should provide meaningful margin protection across a range of pricing environments. Consistent with these conditions and our continued progress toward production, we have received written indications of interest from several parties seeking to secure long-term supply arrangements for our future lithium concentrate production. The level of interest may be subject to then current industry supply and demand scenario.

Results of Operations

The Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

Net loss for the three months ended June 30, 2026 totaled $11.5 million, compared to net loss of $6.3 million during the three months ended June 30, 2025. The increase is mainly due to:

●	An increase in General and Administrative expenses of approximately $5.0 million compared to the three months ended June 30, 2025, primarily due to: (i) higher payroll expenses due to the increasing operational activities related to project implementation; and (ii) a $4.2 million increase in third-party service costs, including legal consultants, incurred to support the completion of the environmental permitting process and preliminary project implementation activities.

●	Stock-based compensation expense increased by approximately $0.5 million compared to the three months ended June 30, 2025, primarily due to the issuance of 196,839 shares of our common stock to Mitsui & Co. Ltd. as payment for advisory services provided to the Company, compared to no such shares issued in 2025. This increase was partially offset by the lower fair value of other equity instruments issued during 2026 compared to 2025, primarily due to the lower market price of the Company’s common stock at the beginning of the year, when the majority of these instruments were issued. The costs of these instruments are recognized throughout the vesting period, impacting the three-month period ended on June 30, 2026 and 2025.

●	Those effects are partially offset by an improvement in finance costs (revenues) of $0.5 million compared to the three months ended June 30, 2025, mainly due to:

■	Higher proceeds generated from hedge contracts (NDFs) settled during the period due the appreciation of Brazilian Reais against U.S. dollars ($0.2 million in 2026 compared to $0.1 million in 2025);
■	Higher proceeds from short-term investments due to the higher cash position in 2026 ($0.3 million in 2026 compared to $0.2 million in 2025); and
■	Lower foreign exchanges expenses arising from accounts payable and receivables in currencies other than U.S. dollars (nil in 2026 compared to $0.2 million in 2025).

The Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

Net loss for the six months ended June 30, 2026 totaled $28.0 million, compared to net loss of $16.5 million during the six months ended June 30, 2025. The increase is mainly due to:

●	An increase in General and Administrative expenses of approximately $11 million compared to the six months ended June 30, 2025, primarily due to: (i) higher payroll expenses due to the increasing operational activities related to project implementation added by a higher bonus paid to our Chief Executive Officer in 2026 compared to 2025 in accordance with the terms of his employment agreement ; and (ii) a $7.9 million increase in third-party service costs, including legal consultants, incurred to support the completion of the environmental permitting process and preliminary project implementation activities.

●	An increase of approximately $1.7 million in stock-based compensation expense compared to the six months ended June 30, 2025, primarily due to:

■	$1.0 million from our subsidiary Atlas Critical Minerals. The increase was mainly driven by a higher number of equity awards granted in 2026 (246,480, compared to 148,627 in 2025) and higher grant-date fair values, as a substantial portion of the 2026 awards was granted during the first quarter when the Company’s share price was higher ($12.36 as of January 1, 2026, compared to $8.40 as of January 1, 2025).
■	$0.7 million from the Company primarily related to: (i) the higher bonus paid to our Chief Executive Officer in 2026 compared to 2025 in accordance with the terms of his employment agreement; (ii) the issuance of 196,839 shares of our common stock to Mitsui & Co. Ltd as payment for advisory services provided to the Company (nil issued in 2025); (iii) offset by the lower fair value of other instruments issued in 2026 compared to 2025 due to the lower price of the Company’s share in the beginning of the year, when the majority of the instruments are issued ($4.38 in 2026 and $7.19 in 2025).

●	Those effects are partially offset by an improvement in finance costs (revenues) of $1.2 million compared to the six months ended June 30, 2025, mainly due to:

■	Higher proceeds generated from hedge contracts (NDFs) settled during the period due the appreciation of Brazilian Reais against U.S. dollars ($0.5 million in 2026 compared to $0.1 million in 2025);
■	Higher proceeds from short-term investments due to the higher cash position in 2026 ($0.5 million in 2026 compared to $0.3 million in 2025); and
■	Lower foreign exchanges expenses arising from accounts payable and receivables in currencies other than U.S. dollars ($0.1 million in 2026 compared to $0.4 million in 2025).

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $36.1 million and working capital of $22.1 million.

Net cash used by operating activities totaled $18.2 million for the six months ended June 30, 2026, compared to net cash used of $8.3 million during the six months ended June 30, 2025, representing an increase of $9.9 million. The increase in net cash used by operating activities was mainly due to higher general and administrative expenses offset by better financial results. Please refer to section “Results of Operations” above.

Net cash used in investing activities totaled $2.0 million for the six months ended June 30, 2026, compared to net cash used of $6.3 million during the six months ended June 30, 2025, representing a decrease in cash used of $4.3 million or 68%. The decrease primarily reflects:

●	A decrease of $3.0 million in the payments made in connection with the acquisition of our lithium processing plant ($1.7 million in 2026, compared to $4.7 million in 2025) mainly explained by the payments made in connection with the logistics to bring our lithium processing plant from South Africa to Brazil in 2025, a one-time event;

●	A decrease of $1.3 million in capitalization of exploration/development costs incurred during the six months ended June 30, 2026 due to the reduction in the development activities in 2026 ($0.2 million in 2026, compared to $1.5 for the six months ended June 30, 2025);

Net cash provided by financing activities totaled $20.4 million for the six months ended June 30, 2026, compared to $12.9 million during the six months ended June 30, 2025, representing an increase in cash provided of $7.5 million or 58%. The increase is due to the following financing activities that occurred during the six months ended June 30, 2026:

●	Net proceeds of $9.6 million from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company, in connection with its capital raise associated with the listing of its common stock on the Nasdaq Capital Market, compared to net proceeds of $1.4 million during the same period in 2025, partially offset by;

●	Net proceeds of $11.3 million, after commissions and fees, from the sale of an aggregate of 2,185,197 shares of the Company’s common stock pursuant to the ATM Agreement, compared to net proceeds of $11.9 million from the sale of 2,468,502 shares under the ATM Agreement during the same period in 2025; and

●	Debt repayments of $322,330 and $169,692 in connection with lease obligations during the period, compared to $322,330 and $84,033 in 2025 respectively.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the sales of our equity and the equity of one of our subsidiaries. We believe our cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources and reserves, the successful installation of our lithium processing facilities and availability of reserves at the estimated volume and grade, and our ability to attract talent. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency

Until December 31, 2025, with the exception of Atlas Brazil, our subsidiaries based in Brazil used a local currency (Brazilian Reais) as the functional currency. Resulting translation gains or losses were recognized as a component of accumulated other comprehensive income. The Company determined that, as of January 1, 2026, the U.S. dollar is the currency of the primary economic environment in which the Brazilian subsidiaries operate.

Effective January 1, 2026, the Company’s Brazilian subsidiaries changed their functional currency from Brazilian Reais to U.S. Dollars due to a shift in the underlying economic facts and circumstances affecting the subsidiaries’ operations and financing activities. In particular, our subsidiary Atlas Critical Minerals listed on the Nasdaq Capital Market and commenced trading on the Nasdaq on January 9, 2026. As a result of such listing and the attendant access to U.S. capital markets, the U.S. Dollar is the primary currency through which we and our Brazilian subsidiaries expect to raise any additional capital.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2026 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None material.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Amended Annual Report on Form 10-K for fiscal year ended December 31, 2025, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties included in this Quarterly Report and elsewhere in our Amended Annual Report and other SEC filings before you decide to invest in our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We conducted the following sales of unregistered securities during the three months ended June 30, 2026, which sales were exempt from registration under the Securities Act upon reliance on Section 4(a)(2) thereof:

● On April 7, 2026 we issued 196,839 shares of our common stock to Mitsui, a related party, for consulting and professional services.

● On June 1, 2026 we issued to each of our independent directors, Amb. Roger Noriega, Ms. Cassiopeia Olson, and Mr. Stephen R. Petersen options to purchase 5,000 shares of common stock for a total aggregate of 15,000 shares, as approved in our annual shareholders’ meeting held on May 28, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On May 12, 2026, Mr. Fogassa, our Chief Executive Officer and Chairman, entered into a written plan for the potential future sale of up to 500,000 shares of our common stock that is intended to satisfy the conditions of Rule 10b5-1(c) under the Exchange Act, with such plan starting in August 2026 and expiring in December 2026.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	August 14, 2026
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	August 14, 2026
Tiago Miranda	Accounting Officer)

