Form 10-Q
period 2026-09-30
Atlas Lithium Corp
filed 2026-11-06
CIK 1540684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there were outstanding 30,904,412 shares of the registrant’s common stock.

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

The forward-looking statements in this Quarterly Report are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, therefore you should not unduly rely on these statements. Factors that could cause future results to materially differ from those projected, anticipated or expected in forward-looking statements include, but are not limited to: unprofitable efforts resulting not only from the failure to discover additional mineral deposits, but also from finding mineral deposits that, though present, are insufficient in quantity and quality to return a profit from production; uncertainty that mineral resources will be converted into mineral reserves or that mineral reserves will be mined as planned; market fluctuations; government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, including tariffs or other trade barriers, and environmental protection; competition; the loss of services of key personnel; unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of infrastructure as well as general economic conditions; and the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other of our filings made with the Securities and Exchange Commission (the “SEC”). Additional information regarding risk factors that may affect us is included in our Annual Report on Form 10-K for fiscal year ended December 31, 2025, filed with the SEC on March 4, 2026, as amended by Amendment No, 1 thereto filed on Form 10-K/A filed with the SEC on August 14, 2026 (the “2025 Annual Report”). The risk factors contained in our 2025 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2026 and December 31, 2025

	September 30,	December 31,
	2026	2025
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$27,726,792	$35,935,104
Accounts receivable	-	28,539
Inventories	518,905	505,307
Taxes recoverable	252,038	1,041,306
Derivative assets	257,040	219,556
Prepaid and other current assets	331,121	146,620
Total current assets	29,085,896	37,876,432
Taxes recoverable	739,891	673,545
Property and equipment, net	52,893,164	47,959,905
Intangible assets, net	241,372	309,258
Right of use assets - operating leases, net	472,017	623,104
Other assets	475,488	255,208
Total assets	$83,907,828	$87,697,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,593,647	$4,498,525
Derivative liabilities	-	21,579
Convertible debt	10,235,242	9,993,699
Operating lease liabilities	305,373	286,876
Other current liabilities	10,089	8,828
Total current liabilities	19,144,351	14,809,507
Operating lease liabilities	200,521	331,425
Deferred consideration from royalties sold	20,000,000	20,000,000
Other noncurrent liabilities	31,162	27,240
Total liabilities	39,376,034	35,168,172

Stockholders’ equity:
Series A preferred stock, $0.001 par value. 1 share authorized; 1 share issued and outstanding as of September 30, 2026 and December 31, 2025	1	1
Common stock, $0.001 par value. 200,000,000 and 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively and 30,122,793 and 26,968,501 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	30,123	26,969
Additional paid-in capital	241,393,564	223,411,482
Accumulated other comprehensive loss	(101,112)	(141,940)
Cumulative adjustment of the valuation of fin. instruments	219,308	224,905
Accumulated deficit	(201,268,433)	(171,570,902)
Total Atlas Lithium Co. stockholders’ equity	40,273,451	51,950,515
Noncontrolling interest	4,258,343	578,765
Total stockholders’ equity	44,531,794	52,529,280
Total liabilities and stockholders’ equity	$83,907,828	$87,697,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2026 and 2025

	Three months ending September 30		Nine months ending September 30
	2026	2025	2026	2025

Gross revenues	-	-	84,797	79,415
Sales deductions	-	-	(10,411)	(22,435)
Net revenue	-	-	74,386	56,980
Cost of revenue	-	-	(2,343)	(137,878)
Gross profit (loss)	-	-	72,043	(80,898)
Operating expenses
General and administrative expenses	8,097,968	6,515,392	28,429,077	15,954,054
Stock-based compensation	1,224,549	1,469,199	9,337,761	7,877,085
Exploration	1,244,621	-	1,489,258	-
Other operating expenses	4,075	8,095	8,453	26,663
Total operating expenses	10,571,213	7,992,686	39,264,549	23,857,802
Loss from operations	(10,571,213)	(7,992,686)	(39,192,506)	(23,938,700)
Other (expense) income
Other (expense) income	(9,736)	(31,831)	(4,041)	(32,299)
Fair value adjustments, net	143	(3,313)	6,507	55,927
Finance (costs) income	327,696	52,061	898,534	(553,965)
Total other (expense) income	318,103	16,917	901,000	(530,337)
Loss before provision for income taxes	(10,253,110)	(7,975,769)	(38,291,506)	(24,469,037)
Income taxes	-	-	-	-
Net loss	(10,253,110)	(7,975,769)	(38,291,506)	(24,469,037)
Loss attributable to noncontrolling interest	(2,269,457)	(1,022,493)	(6,527,435)	(2,939,571)
Net loss attributable to Atlas Lithium Corporation stockholders	$(7,983,653)	$(6,953,276)	$(31,764,071)	$(21,529,466)

Basic and diluted loss per share
Net loss per share attributable to Atlas Lithium Corporation common stockholders	$(0.27)	$(0.35)	$(1.10)	$(1.18)

Weighted-average number of common shares outstanding:
Basic and diluted	30,090,273	20,153,907	28,906,999	18,233,406

Comprehensive loss:
Net loss	$(10,253,110)	$(7,975,769)	$(38,291,506)	$(24,469,037)
Other comprehensive results	(147,574)	26,699	32,644	904,497
Comprehensive loss	(10,400,684)	(7,949,070)	(38,258,862)	(23,564,540)
Comprehensive results attributable to noncontrolling interests	(9,877)	(1,000,262)	(2,587)	(2,776,804)
Comprehensive loss attributable to Atlas Lithium Corporation stockholders	$(10,390,807)	$(6,948,808)	$(38,256,275)	$(20,787,736)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended September 30, 2026 and 2025

							Cumulative
							Adjustment
	Series A					Accumulated	of the			Total
	Preferred				Additional	Other	Valuation		Non	Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	of Fin.	Accumulated	controlling	Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, June 30, 2025	1	$1	18,842,286	$18,842	$183,186,939	$(148,975)	$427,428	$(158,474,836)	$1,233,917	$26,243,315

Issuance of common stock in connection with sales made under private offerings	-	-	2,916,366	2,917	14,712,117	-	-	-	1,105,001	15,820,035
Stock-based compensation	-	-	37,726	38	1,142,975	-	-	-	315,335	1,458,348
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	(14,150)	-	-	(14,150)
Other changes in noncontrolling interest	-	-	-	-	-	-	-	369,495	(369,495)	-
Change in foreign currency translation	-	-	-	-	-	18,617	-	-	22,230	40,849
Net loss	-	-	-	-	-	-	-	(6,953,276)	(1,022,493)	(7,975,769)

Balance, September 30, 2025	1	$1	21,796,378	$21,797	$199,042,031	$(130,358)	$413,278	$(165,058,617)	$1,284,495	$35,572,627

Balance, June 30, 2026	1	$1	30,062,617	$30,063	$240,486,076	$(102,125)	$358,018	$(193,335,227)	$6,270,952	$53,707,758

Issuance of common stock in connection with sales made under private offerings	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	60,176	60	907,488	-	-	-	317,172	1,224,720
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	(138,710)	-	(8,864)	(147,574)
Other changes in noncontrolling interest	-	-	-	-	-	-	-	50,447	(50,447)	-
Change in foreign currency translation	-	-	-	-	-	1,013	-	-	(1,013)	-
Net loss	-	-	-	-	-	-	-	(7,983,653)	(2,269,457)	(10,253,110)

Balance, September 30, 2026	1	$1	30,122,793	$30,123	$241,393,564	$(101,112)	$219,308	$(201,268,433)	$4,258,343	$44,531,794

For the Nine Months Ended September 30, 2026 and 2025

							Cumulative
							Adjustment
	Series A					Accumulated	of the			Total
	Preferred				Additional	Other	Valuation		Non	Stockholders’
	Stock		Common Stock		Paid-in	Comprehensive	of Fin.	Accumulated	controlling	Equity
	Shares	Value	Shares	Value	Capital	Loss	Instruments	Deficit	Interests	(Deficit)

Balance, December 31, 2024	1	$1	16,014,742	$16,015	$166,110,916	$(179,990)	$(278,820)	$(144,410,340)	$753,459	$22,011,241

Issuance of common stock in connection with sales made under private offerings	-	-	5,384,868	5,385	26,627,245	-	-	-	2,516,900	29,149,530

Stock-based compensation	-	-	396,768	397	6,303,870	-	-	-	1,672,130	7,976,397
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	692,098	-	-	692,098
Other changes in noncontrolling interest	-	-	-	-	-	-	-	881,189	(881,189)	-
Change in foreign currency translation	-	-	-	-	-	49,632	-	-	162,766	212,398
Net loss	-	-	-	-	-	-	-	(21,529,466)	(2,939,571)	(24,469,037)

Balance, September 30, 2025	1	$1	21,796,378	$21,797	$199,042,031	$(130,358)	$413,278	$(165,058,617)	$1,284,495	$35,572,627

Balance, December 31, 2025	1	$1	26,968,501	$26,969	$223,411,482	(141,940)	$224,905	$(171,570,902)	$578,765	$52,529,280

Issuance of common stock in connection with sales made under private offerings	-	-	2,185,197	2,185	11,315,558	-	-	-	9,590,800	20,908,543
Stock based compensation	-	-	969,095	969	6,666,524	-	-	-	2,685,340	9,352,833
Adjustment of the valuation of fin. instruments	-	-	-	-	-	-	(5,597)	-	38,241	32,644
Other changes in noncontrolling interest	-	-	-	-	-	-	-	2,066,540	(2,066,540)	-
Change in foreign currency translation	-	-	-	-	-	40,828	-	-	(40,828)	-
Net loss	-	-	-	-	-	-	-	(31,764,071)	(6,527,435)	(38,291,506)

Balance, September 30, 2026	1	$1	30,122,793	$30,123	$241,393,564	$(101,112)	$219,308	$(201,268,433)	$4,258,343	$44,531,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLAS LITHIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2026 and 2025

	Nine months ending September 30
	2026	2025

Cash flows from operating activities of continuing operations:
Net loss	$(38,291,506)	(24,469,037)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,337,761	7,877,085
Depreciation and amortization	97,369	88,549
Lease expenses	258,405	135,190
Interest expense	486,166	486,166
Unwinding of non-current liabilities	77,707	100,308
Fair value adjustments	(6,507)	(62,069)
Other non cash expenses	-	(6,606)
Gain/loss on FOREX transactions	20,722	386,524
Changes in operating assets and liabilities:
Inventories and accounts receivable	14,941	42,099
Taxes recoverable	840,311	(109,386)
Prepaid and other current assets	(184,501)	(34,730)
Accounts payable and accrued expenses	2,612,684	290,747
Other noncurrent assets and liabilities	(192,640)	(90,095)
Net cash used by operating activities	(24,929,088)	(15,365,255)

Cash flows from investing activities:
Acquisition of capital assets	(3,326,067)	(5,897,200)
Capitalized exploration costs	(294,128)	(1,987,911)
Net cash used in investing activities	(3,620,195)	(7,885,111)

Cash flows from financing activities:
Net proceeds from sale of common stock	11,317,743	26,632,630
Proceeds from sale of subsidiary common stock to noncontrolling interests	9,590,800	2,516,900
Cash used in payment of debt	(322,330)	(322,330)
Leases payments	(260,437)	(139,312)
Net cash provided by financing activities	20,325,776	28,687,888

Effect of exchange rates on cash and cash equivalents	15,195	2,193
Net increase (decrease) in cash and cash equivalents	(8,208,312)	5,439,715
Cash and cash equivalents at beginning of period	35,935,104	15,537,476
Cash and cash equivalents at end of period	$27,726,792	20,977,191

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), consistent in all material respects with those applied in our 2025 Annual Report, and are expressed in United States dollars. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2025 Annual Report. For the period ended September 30, 2026 the condensed consolidated financial statements include the accounts of the Company; (i) its 100% owned subsidiary Atlas Lithium Limited and its subsidiary Atlas Litio Brasil Ltda (“Atlas Brazil”); (ii) its 100% owned subsidiary Athena Mineral Resources Corporation and its subsidiary Athena Litio Ltda; (iii) its 100% owned subsidiary Brazil Mineral Resources Corporation (BMR) and its subsidiary Atlas Recursos Minerais; (iv) its 19.96% equity interest in Atlas Critical Minerals Corporation (“Atlas Critical Minerals”) and its subsidiaries Mineração Apollo Ltda. (“Apollo”), Mineração Duas Barras Ltda. (“MDB”), RST Recursos Minerais Ltda. (“RST”) and Mineração Jupiter Ltda. We have concluded that Atlas Critical Minerals and its subsidiaries are variable interest entities (“VIEs”) in accordance with applicable accounting standards and guidance. As such, the accounts and results of Atlas Critical Minerals and their subsidiaries have been included in our condensed consolidated financial statements.

All material intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

The Company has one reportable segment: mining. The mining segment derives revenue in Brazil by mining, beneficiating and selling material mined from the Company’s several mineral rights. The Company generates revenue solely from two operating projects of its minority-owned, consolidated subsidiary, Atlas Critical Minerals Corporation: quartzite and iron ore. The Company’s Neves Project is in the development stage. The Company’s other mineral projects are in the exploration stage.

The accounting policies of the mining segment are the same as those described in the summary of significant accounting policies.

The chief operating decision maker (“CODM”) of the mining segment is the Company’s chief executive officer. The CODM regularly reviews the revenue, significant expenses categories, including exploration and evaluation costs, and general and administrative expenses.

The significant expenses (including capitalized expenses) on which the CODM relies are those that are reported on the condensed consolidated balance sheet and statements of operations and comprehensive loss. Total segment assets as of September 30, 2026, were $83,907,828, primarily consisting of mineral rights, capitalized exploration/development costs and equipment acquisitions for the Neves Project.

All of the Company’s revenue and long-lived assets are located in Brazil. For the nine months ended September 30, 2026, the Company had one customer accounting for 100% of the Company’s revenue.

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

In accordance with Accounting Standards Codification (“ASC”) 830, the change in functional currency was accounted for prospectively from the date of change. As a result:

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements, other than those described in our 2025 Annual Report, that have been issued that are expected to have a material impact on its financial position or results of operations.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories as of September 30, 2026, and December 31, 2025, are comprised of the following:

	September 30, 2026	December 31, 2025
Materials and supplies	482,413	468,815
Quartzite slabs	36,492	36,492
Total	$518,905	$505,307

Materials and supplies consist primarily of feedstock intended for use in the Company’s production processes related to lithium operations.

Quartzite inventories as of September 30, 2026 contain slabs produced through the cutting and polishing of natural quartzite. Slabs are actively sold in the market and classified as finished goods.

Property and Equipment

The following table sets forth the components of the Company’s property and equipment as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Capital assets subject to depreciation:
Computers and office equipment	36,998	(9,700)	27,298	29,314	(5,731)	23,583
Machinery and equipment	307,109	(45,876)	261,233	202,051	(24,931)	177,120
Facilities	16,327	(3,073)	13,254	16,327	(1,848)	14,479
Land	5,300,967	-	5,300,967	4,346,554	-	4,346,554
Prepaid assets (CIP)	31,574,452	-	31,574,452	29,124,356	-	29,124,356
Mineral rights	8,071,415	(2,947)	8,068,468	6,921,197	(748)	6,920,449
Exploration/Development costs	7,647,492	-	7,647,492	7,353,364	-	7,353,364
Total fixed assets	$52,954,760	$(61,596)	$52,893,164	$47,993,163	$(33,258)	$47,959,905

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

Accounts Payable and Accrued Expenses

	September 30, 2026	December 31, 2025
Trade payables	7,818,940	3,942,879
Payroll and social charges	718,225	355,750
Taxes payable	56,482	199,896
Total	$8,593,647	$4,498,525

Accounts payable increased as of September 30, 2026, compared to December 31, 2025, primarily as a result of increased operational activities and related expenditures as the Company advances its Neves project implementation activities.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Leases

Finance Leases

For the reporting period ended September 30, 2026, no financial leases meeting the criteria outlined in ASC 842 have been identified.

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

Lease liabilities on December 31, 2025	$618,301
Increase/Decrease	$79,539
Unwinding of lease liabilities	$27,778
Lease payments	$(260,437)
Foreign exchange	40,713
Lease liabilities on September 30, 2026	$505,894

Current portion	$305,373
Non-current portion	$200,521

The maturity of the lease liabilities (contractual undiscounted cash flows) is presented in the table below:

Less than one year	$314,980
Year 2	$146,265
Year 3	$78,517
Total contractual undiscounted cash flows	$539,762

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

Convertible Debt

	September 30, 2026	December 31, 2025
Due to Nanyang Investment Management Pte Ltd	6,141,130	5,996,205
Due to Nicholas James Rowley	2,047,068	1,998,759
Due to Modha Reena Bhasker	1,023,522	999,368
Due to Clipper Group Limited	1,023,522	999,367
Total convertible debt	$10,235,242	$9,993,699
Current portion	$10,235,242	$9,993,699
Non-current portion	$-	$-

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

On November 7, 2023, we issued $10,000,000 in convertible promissory notes (the “Notes”) under the terms of the November 2023 Convertible Note Purchase Agreement, and there were no other purchases and sales of the convertible promissory notes. On the date of issuance, we received $10,000,000 in cash proceeds and recorded (i) a $9,688,305 convertible debt liability and (ii) a $311,695 conversion feature derivative liability in our consolidated statement of financial position, as further disclosed below. In the three and nine months ended September 30, 2026, the Company recorded $163,836 and $486,166 in interest expense and $26,186 and $77,707 in accretion expense in the condensed consolidated statement of operations and comprehensive loss ($163,836 and $486,166 in interest expenses and $26,188 and $77,710 in accretion expense in the three and nine months ended September 30, 2025). The Notes will become due in November, 2026 and the Company expects to repay the outstanding principal and accrued interests using its available cash and cash equivalents.

Derivatives

	September 30, 2026	December 31, 2025
Derivative assets
Derivative assets - non-deliverable forward	257,040	219,556
Total derivative assets	$257,040	$219,556
Derivative liabilities
Derivative liability – conversion feature on the convertible debt	-	6,507
Derivative liability – restricted stock awards	-	15,072
Total derivative liabilities	$-	$21,579

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

On September 30, 2026, the fair value of the embedded conversion feature was determined to be nil using a Black-Scholes collar option pricing model with the following assumptions:

	Value cap	Value floor
Measurement date	September 30, 2026	September 30, 2026
Shares to be issued in case of conversion	354,297	354,297
Stock price at fair value measurement date	$2.520	$2.520
Conversion price	$28.225	$35.281
Expected volatility	19.953%	19.953%
Risk-free interest rate	4.02%	4.02%
Dividend yield	0%	0%
Expected term (years)	0.10	0.10

In the Black-Scholes collar option pricing models, the expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the instrument being valued.

In the three and nine months ended September 30, 2026, the Company recognized a $143 and a $6,507 gain on changes in fair value of financial instruments in the condensed consolidated statement of operations and comprehensive loss ($3,313 loss and $55,927 gain in the three and nine months ended September 30, 2025).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

b) Derivative liability – other stock incentives

The employment agreement of Igor Tkachenko, a Vice President of the Company, dated September 30, 2023, provides for the issuance of shares of the Company’s common stock based on us achieving certain market capitalization milestones. As of September 30, 2026, the Company’s obligations under this employment agreement contemplate the issuance of additional shares of the Company’s common stock in five tranches, each representing 0.2% of the Company’s common stock outstanding at the time of vesting, with an expiry date of December 31, 2026 and market vesting conditions as follows:

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

As of September 30, 2026, Tranche 3, Tranche 4, Tranche 5, Tranche 6 and Tranche 7 remain outstanding and unvested, and the total fair value of these outstanding rights to receive restricted stock was nil, as measured using a Monte Carlo Simulation with the following ranges of assumptions: the Company’s stock price of $2.52, expected dividend yield of 0%, expected annual volatility of 67.42%, risk-free interest rate of 4.26%, and an expected term of 3 months. The expected volatilities were based on historical volatilities of the securities of the Company and its trading peers, and the risk-free interest rates were determined based on the prevailing rates at the grant date for U.S. Treasury Bonds with a term equal to the expected term of the award being valued.

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

As of September 30, 2026, the fair value of outstanding NDF contracts was recorded as Derivative assets on the balance sheet.

For the 9 months period ended September 30, 2026:

●	we had unrealized gains/(losses) from NDF contracts recognized in OCI of $32,644; and

●	we reclassified $771,851 of revenue into Finance (costs) income from Other Comprehensive Income (OCI).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS (CONTINUED)

The following table summarizes the non-deliverable forward foreign exchange contracts that remain open as of September 30, 2026:

Subsidiary	Dates Entered Into	Derivative Financial Instrument	Total Notional Amounts (USD)	FX rate (BRL/USD)	Total Notional Amounts (BRL)	Settlement Dates (Range)

Mineração Apollo Ltda	March, 2026	Forward foreign exchange contracts (USD/BRL)	$750,000	5.54	4,155,750	30-Oct-2026 - 30-Dec-2026

Atlas Litio Brasil Ltda	December, 2025	Forward foreign exchange contracts (USD/BRL)	$1,500,000	5.96	8,944,200	15-Oct-2026 - 30-Dec-2026

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

NOTE 4 – OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are comprised of tax refinancing programs at our operating subsidiaries located in Brazil and provisions for contingencies. The balance of these non-current liabilities as of September 30, 2026, and December 31, 2025, amounted to $31,162 and $27,240, respectively.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2025 and September 30, 2026, the Company had 200,000,000 authorized shares of common stock, with a par value of $0.001 per share.

On November 22, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an at the market offering program, under which we were able, from time to time in our sole discretion, issue and sell through Wainwright, acting as agent, up to $25.0 million of shares of our common stock. The issuance and sale of our common stock under the ATM Agreement were made pursuant to a prospectus supplement, dated November 22, 2024, to our registration statement on Form S-3, filed with the SEC on August 25, 2023, which was declared effective on September 18, 2023 (the “2023 Form S-3”). Sales under the ATM Agreement and the 2023 Form S-3 were completed in September 2025 upon the sale of an aggregate of $25.0 million of our common stock, representing the maximum amount permitted under the 2023 Form S-3.

On August 22, 2025, we filed a registration statement on Form S-3 with the SEC, which was declared effective on September 3, 2025 (the “2025 Form S-3”). Following the effectiveness of the 2025 Form S-3, the issuance and sale of additional shares of our common stock pursuant to the ATM Agreement have and may be made under the 2025 Form S-3, including the base prospectus and the sales agreement prospectus contained therein (as each may be supplemented or amended), for so long as the 2025 Form S-3 remains effective. The 2025 Form S-3 permits the sale of up to $75 million of our common stock, preferred stock, or warrants, including an aggregate of up to $40 million pursuant to the ATM Agreement.

During the three and nine months ended September 30, 2026, we sold nil and 2,185,197 shares, respectively, under the ATM Agreement and the 2025 Form S-3, for proceeds of nil and $11.3 million, respectively, net of commissions and fees.

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

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Nine Months Ended September 30, 2025 Transactions

During the nine months ended September 30, 2025, the Company issued an aggregate of 5,781,636 shares of Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	396,768
Sales of common stock (ATM process)	5,384,868	(*)
Total	5,781,636

(*)	5,384,868 shares of Common Stock were sold through the 2025 Form S-3 and the ATM Agreement for proceeds of $26.6 million, net of commissions and fees.

Nine Months Ended September 30, 2026 Transactions

During the nine months ended September 30, 2026, the Company issued an aggregate of 3,154,292 shares of its Common Stock, as follows:

Nature	Shares
Shares issued in connection with stock-based compensation	969,095
Sales of common stock (ATM process)	2,185,197	(*)
Total	3,154,292

(*)	2,185,197 shares of Common Stock were sold through the 2025 Form S-3 and the ATM Agreement for proceeds of $11.3 million, net of commissions and fees.

Common Stock Options

During the nine months ended September 30, 2026 and 2025, the Company granted options to purchase Common Stock to officers and directors. The options were valued using the Black-Scholes option pricing model with the following ranges of assumptions:

	September 30, 2026	September 30, 2025
Expected volatility	84.60% – 97.43%	84.01% – 84.01%
Risk-free interest rate	4.17% – 4.44%	4.57% – 4.57%
Stock price on date of grant	$4.38 – 4.40	$6.97 – 6.97
Dividend yield	0.00%	0.00%
Expected term	1 year	1 year

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Changes in common stock options for the nine months ended September 30, 2025 and 2026 were as follows:

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2025	40,667	$0.2041	3.44	$249,122
Issued (1)	439,996	0.0077	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding and vested, September 30, 2025	480,663	$0.0243	4.88	$2,276,256

	Number of Options Outstanding and Vested	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2026	70,667	$0.1217	4.10	$290,321
Issued (2)	454,996	0.0075	-	-
Exercised	(2,500)	0.0075	-	-
Forfeited	(7,500)	0.0075	-	-
Outstanding and vested, September 30, 2026	515,663	$0.0232	4.01	1,287,533

(1)	In the nine months ended September 30, 2025, 439,996 common stock options were issued with a grant date fair value of $3,066,772.
(2)	In the nine months ended September 30, 2026, 454,996 common stock options were issued with a grant date fair value of $1,993,182.

During the three and nine months ended September 30, 2026, the Company recorded $487,346 and $1,472,987 in stock-based compensation expense from common stock options in the condensed consolidated statements of operations and comprehensive loss ($766,693 and $2,337,433, during the three and nine months ended September 30, 2025).

Common Stock Purchase Warrants

Common stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

During the nine months ended September 30, 2026, the Company did not issue common stock purchase warrants. When issued, the common stock purchase warrants are valued using the Black-Scholes option pricing model. Warrants issued during the year ended December 31, 2025 were valued using the following ranges of assumptions:

	September 30, 2026		December 31, 2025
Expected volatility		n/a	85.43% - 85.43%
Risk-free interest rate		n/a	4.20% - 4.20%
Stock price on date of grant	$	n/a	$6.45 - 6.45
Dividend yield		n/a	0% - 0%
Expected term		n/a	1.99 - 1.99 Years

Changes in common stock purchase warrants for the nine months ended September 30, 2026 were as follows:

	Number of Warrants Outstanding and Vested	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding and vested, January 1, 2026	75,000	$8.1250	1.08	$-
Warrants Issued	-	$-	-	-
Outstanding and vested, September 30, 2026	75,000	$8.1250	0.33	$-

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three and nine months ended September 30, 2026, the Company did not record any stock-based compensation expense related to common stock purchase warrant activity in the condensed consolidated statements of operations and comprehensive loss (nil and $200,981 during the three and nine months ended September 30, 2025)

Restricted Stock Units (“RSUs”)

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

Changes in RSUs for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

Number of
RSUs Outstanding
Outstanding at January 1, 2026	194,000
Granted (1)	148,540
Vested (2)	(53,635)
Forfeited (3)	(40,000)
Outstanding at September 30, 2026	248,905

Number of RSUs Outstanding
Outstanding at January 1, 2025	572,476
Granted (4)	313,903
Vested (5)	(340,403)
Expired or cancelled (6)	(13,750)
Outstanding at September 30, 2025	532,226

(1)	In the nine months ended September 30, 2026, 148,540 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $644,610 as measured at an average of $4.34 per share trailing price to the date the RSU were granted. All RSUs include time-based vesting conditions of four years.
(2)	In the nine months ended September 30, 2026, 53,635 RSUs vested and were settled through the issuance of 53,635 shares of common stock.
(3)	In the nine months ended September 30, 2026, 40,000 RSUs were forfeited upon termination or amendment of employment and service agreements with current and former executives and consultants of the Company.
(4)	313,903 RSUs were granted to officers and consultants of the Company, with a total grant date fair value of $1,684,293 as measured at an average of $5.37 per share price trailing to the date the RSU was granted, as follows: (i) 270,903 RSUs which immediately vested upon grant and (ii) 43,000 RSUs with time-based vesting of four years.
(5)	340,403 RSUs vested and were settled through the issuance of 340,403 shares of common stock.
(6)	13,750 RSUs were forfeited upon termination of employment and service agreements with former executives and consultants of the Company.

During the three and nine months ended September 30, 2026, the Company recorded $315,203 and $734,606 in stock-based compensation expense from the Company’s RSU activity in the period ($376,320 and $3,765,853 during the three and nine months ended September 30, 2025).

Other stock incentives measured at fair value through profit or loss

As of September 30, 2026, the Company had certain other outstanding obligations to issue shares of the Company’s common stock in the event certain market conditions are met pursuant to an officer’s employment agreement, as further disclosed in the ‘Derivative liabilities’ section above. These were designated as liability-classified awards and are measured at fair value through profit or loss. As of September 30, 2026, the Company recognized a nil derivative liability and would have been obligated to issue 301,115 shares of common stock pursuant to these other stock incentives had the conditions of such stock incentives been met (December 31, 2025: recognized a $15,072 derivative liability relating to 265,685 shares of common stock that the Company would have been obligated to issue had the conditions of the stock incentives been met).

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes certain of Atlas’s contractual obligations at September 30, 2026:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lithium processing plant construction (1)	$502,614	$502,614	$-	$-	$-
Total	502,614	502,614	-	-	-

(1)	Lithium processing plant construction obligations are related to agreements with suppliers contracted for the construction of the processing plant, with the majority of payments due upon delivery.

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

During the nine months ended September 30, 2026, the Company issued 196,839 shares of its common stock to Mitsui & Co., Ltd., with an aggregate value of $1.0 million, pursuant to the terms of a Memorandum of Understanding entered into on January 5, 2026. The shares were issued upon the achievement of specified contractual milestones related to advisory services provided by Mitsui in support of the Company’s financing efforts and strategic government initiatives for the Neves Project.

Atlas Critical Minerals Corporation

In January 2026, Atlas Critical Minerals successfully completed an underwritten public offering (the “Offering”) of 1,200,000 shares of its common stock at a public offering price of $ 8.00 per share. In addition, the underwriters fully exercised their over-allotment option, contributing an additional 180,000 shares to the Offering total, resulting in total gross proceeds of approximately $11.0 million, before deducting underwriting discounts and offering expenses. The Company participated in the Offering with a total investment of $400,000 for the acquisition of 50,000 shares of Atlas Critical Minerals. Atlas Critical Minerals’ common stock commenced trading on Nasdaq on January 9, 2026, under the ticker symbol “ATCX”.

ATLAS LITHIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

The proceeds are being used to advance exploration and development activities on Atlas Critical Minerals’ mineral properties in Brazil and for general working capital purposes.

On December 19, 2024, we entered into an Option Agreement (the “Option Agreement”) with Atlas Critical Minerals, pursuant to which we granted Atlas Critical Minerals an option to purchase 100% of our equity interests in BMR (the “Option”). The Option was originally exercisable within 12 months of Atlas Critical Minerals’ filing of a Form F-1 registration statement with the SEC, which occurred on September 15, 2025. Before the expiration of the original Option term, we entered into a First Amendment to the Option Agreement, extending the exercise period to December 31, 2027. The purpose of the extension was to provide additional time for Atlas Critical Minerals to evaluate and potentially exercise the acquisition option. All other terms and conditions of the Option Agreement remain unchanged.

In the nine months ended September 30, 2026, Atlas Critical Minerals was party to the following stock-based compensation transactions with related parties of the Company:

Pursuant to the amended and restated employment agreement between Atlas Critical Minerals and Mr. Fogassa, dated June 26, 2024 (the “Fogassa ACM Agreement”), Atlas Critical Minerals issued 147,359 shares of its common stock to Mr. Fogassa during the quarter ended March 31, 2026 in accordance with the Fogassa ACM Agreement.

On October 30, 2025, Atlas Critical Minerals entered into an employment agreement with Igor Tkachenko, our Vice President of Corporate Strategy, for Mr. Tkachenko to serve as Atlas Critical Minerals’ Vice President of Corporate Strategy, effective February 1, 2026 (the “Tkachenko ACM Agreement”). The Tkachenko ACM Agreement shall continue until March 1, 2028, subject to renewal by mutual consent. Pursuant to the Tkachenko ACM Agreement, Mr. Tkachenko received 75,067 time-based restricted stock units (“RSUs”) of Atlas Critical Minerals with value equivalent to $840,000, which will vest over 24 months, in equal installments of 25% on each 6-month anniversary of the Tkachenko ACM Agreement. On August 3, 2026, Mr. Tkachenko received the first installment of the RSU award, consisting of 18,767 shares of Atlas Critical Minerals’ common stock, representing 25% of the total time-based RSUs granted under the Tkachenko ACM Agreement. Mr. Tkachenko is also entitled to receive fully vested shares of Atlas Critical Minerals’ common stock with value equivalent to $420,000 if and when Atlas Critical Minerals first achieves $300 million in market capitalization, as determined by Bloomberg L.P. The Tkachenko ACM Agreement further provides that in the event that Atlas Critical Minerals undergo a change in control and any of the RSUs or the shares of Atlas Critical Minerals’ common stock have not yet vested, Mr. Tkachenko’s right to receive such RSUs and shares will be accelerated.

In addition to the securities issued pursuant to the Fogassa ACM Agreement and the Tkachenko ACM Agreement, during the nine months ended September 30, 2026, Atlas Critical Minerals issued 163,156 restricted stock units and 53,521 shares of common stock of Atlas Critical Minerals to officers and directors thereof at a weighted average price of $5.29 per share in settlement of $283,333 in salaries and fees owed to such officers and directors due to their services provided to Atlas Critical Minerals.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, we have analyzed our operations subsequent to September 30, 2026 to the date these condensed consolidated financial statements were issued, and we have determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements included in Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026, as amended by Amendment No, 1 thereto filed on Form 10-K/A filed with the SEC on August 14, 2026 (the “2025 Annual Report”).

This Quarterly Report includes forward-looking statements that are subject to risks, uncertainties and other factors, including those described in the section entitled “Risk Factors” in Item 1.A. of Part I of the 2025 Annual Report, that could cause actual results to differ materially from those anticipated in these forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We have disclosed mineral resources and mineral reserves for the Neves Project based on our technical report summary, effective May 15, 2025, as updated on June 16, 2026 (see Exhibit 96.1 to our 2025 Annual Report).

We believe that we hold the largest portfolio of exploration properties for lithium in Brazil among publicly listed companies.

Operational Update

During the third quarter of 2026, we continued to advance our flagship Neves Project toward production while achieving several important milestones. Key milestones included securing contracts and firm agreements with major execution partners, receiving written product interest from multiple companies exceeding our planned production capacity, and commencing pre-assembly activities for our processing plant.

On July 13, 2026, we announced that the Neves Project remains on track toward first commercial production of lithium oxide concentrate, which would mark our transition from developer to producer. The Neves Project, which is 100%-owned by us and fully permitted through commercial production, will feature a vertically integrated mining and processing industrial complex designed to produce approximately 146,000 tonnes of lithium concentrate per year, as detailed in our definitive feasibility study (the “DFS”).

On September 9, 2026, we announced the execution of contracts and firm agreements covering key aspects of project implementation, including engineering, earthworks and civil construction, electromechanical assembly, electrical infrastructure, construction management, and logistics. The selected contractors include Promon Engenharia, TSX Engineering, Cerne Construções, and Alfa Engenharia, among others. Each award followed a competitive procurement process assessing technical experience, performance, quality, and cost efficiency, with contracts executed at or below DFS budget levels. We believe that securing such contracts at or below DFS estimates reduces project execution and cost risks.

Toward the end of the third quarter of 2026, we commenced critical pre-assembly activities for our modular dense media separation (“DMS”) processing plant (the “Plant”), which is fully paid for, 100%-owned by us, already located in Brazil, and permitted for installation and operation. These activities are underway. Working alongside our engineering staff are Alfa Engenharia, our electromechanical assembly contractor, which was engaged in advance of the assembly, and the South African engineering company that designed the Plant. Together, these teams are inspecting and readying each of the Plant’s components, grouping its modular components into delivery packages, and determining the optimal assembly sequence. The Plant’s DMS modules successfully completed trial assembly in South Africa before being disassembled and shipped to Brazil. While DMS technology has long been used in the hard-rock lithium industry, the Plant is a modularized and optimized version of this technology, which we believe supports a shorter timeline to commissioning and operations than typical greenfield processing plants. The Plant is initially expected to produce approximately 146,000 tonnes of lithium concentrate per year, and its modular design is intended to accommodate potential future increases in production capacity. The Plant is also designed to recycle approximately 95% of its process water through advanced recirculation systems and to use 100% dry-stacked tailings, eliminating the need for a tailings dam.

We anticipate that the fully integrated Neves Project facility will generate a large and positive economic impact in the Jequitinhonha Valley, a developing region of Minas Gerais state in Brazil. Our current full-time employees at Neves Project already earn, on average, twice the prevailing local wage and receive healthcare coverage and other benefits that exceed regional standards. We believe this approach has strengthened our social license to operate and fostered long-term partnerships with our local communities.

Market Update

Although lithium prices have remained volatile during the third quarter of 2026, they stayed well above the lows observed in mid-2025. Global lithium demand continued to grow, supported by increased demand for electric vehicles and energy storage systems. On the supply side, limited spodumene availability, disruptions to African shipments, and a slower-than-expected ramp-up of Chinese lepidolite mines contributed to a tighter supply environment.

We believe demand continues to be supported by durable, long-term trends, including accelerating growth in the energy storage systems (“ESS”) segment — particularly for grid-scale applications and for data centers supporting the expansion of artificial intelligence — alongside continued adoption of electric vehicles worldwide. While the lithium market remains subject to price volatility and evolving supply and demand dynamics, we believe that our anticipated position among the lowest-cost lithium producers should provide meaningful margin protection across a range of pricing environments. Consistent with these conditions and our continued progress toward production, we have continued to receive written product interest from large, well-established companies that, in aggregate, exceeds our planned production capacity. The level of interest may be subject to then current industry supply and demand conditions, and there can be no assurance that such interest will result in definitive supply or offtake agreements.

Results of Operations

The Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

Net loss for the three months ended September 30, 2026 totaled $10.3 million, compared to net loss of $8.0 million during the three months ended September 30, 2025. The increase was mainly due to:

●	An increase in General and Administrative expenses of approximately $1.6 million compared to the three months ended September 30, 2025, primarily due to: (i) $0.7 million higher payroll expenses due to the increasing operational activities following project movement towards implementation; and (ii) a $0.9 million increase in third-party service costs, including legal consultants, incurred to support the completion of the environmental permitting process and preliminary project implementation activities.

●	An increase of $1.2 million in exploration expenses, related to exploration activities at the Malacacheta Graphite Project, conducted by the Company’s subsidiary Atlas Critical Minerals.

●	Those effects are partially offset mainly by a decrease in stock-based compensation expense and an increase in finance income:

■	Stock-based compensation expense decreased by approximately $0.2 million compared to the three months ended September 30, 2025, primarily due to the lower fair value of equity instruments granted in 2026, reflecting the lower market price of the Company’s common stock, despite an increase in the number of instruments issued. Expense recognized during the quarter reflects awards granted in both current and prior periods.
■	An improvement of approximately $0.3 million in finance (costs) income compared to the three months ended September 30, 2025, primarily driven by approximately $0.1 million in additional gains from NDF contracts and $0.1 million in higher short-term investment income.

The Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

Net loss for the nine months ended September 30, 2026 totaled $38.3 million, compared to net loss of $24.5 million during the nine months ended September 30, 2025. The increase was mainly due to:

●	An increase in General and Administrative expenses of approximately $12.5 million compared to the nine months ended September 30, 2025, primarily due to: (i) $3.7 million higher payroll expenses due to the increasing operational activities related to project implementation and earned contractual compensation obligations to senior management; and (ii) an $8.8 million increase in third-party service costs, including legal consultants, incurred to support the completion of the environmental permitting process and preliminary project implementation activities.

●	An increase of approximately $1.5 million in exploration expense related to exploration activities at the Malacacheta Graphite Project, conducted by a Company’s subsidiary, Atlas Critical Minerals, compared to nil in the nine months ended September 30, 2025.

●	An increase of approximately $1.5 million in stock-based compensation expense compared to the nine months ended September 30, 2025, primarily due to:

■	$1.0 million from our subsidiary Atlas Critical Minerals. The increase was mainly driven by a higher number of equity awards granted in 2026 (427,308, compared to 152,549 in 2025) and higher grant-date fair values, as a substantial portion of the 2026 awards was granted during the first quarter when the Atlas Critical Minerals’ share price was higher ($12.36 as of January 1, 2026, compared to $8.40 as of January 1, 2025).
■	$0.5 million from the Company primarily related to: (i) earned contractual compensation obligations to senior management; (ii) the issuance of 196,839 shares of our common stock to Mitsui & Co. Ltd as payment for advisory services provided to the Company (nil issued in 2025); (iii) partially offset by the lower fair value of other instruments issued in 2026 compared to 2025 due to the lower price of the Company’s share in the beginning of the year, when the majority of the instruments are issued ($4.38 in 2026 and $7.19 in 2025).

●	Those effects are partially offset by an improvement in finance (costs) income of $1.5 million compared to the nine months ended September 30, 2025, mainly due to:

■	Higher proceeds generated from hedge contracts (NDFs) settled during the period due the appreciation of Brazilian Reais against U.S. dollars ($0.8 million in 2026 compared to $0.3 million in 2025);
■	Higher proceeds from short-term investments due to the higher cash position in 2026 ($0.8 million in 2026 compared to $0.4 million in 2025); and
■	Lower expenses with foreign exchange fluctuations arising from accounts payable and receivables denominated in currencies other than the U.S. dollar ($0.4 million decrease between the periods) and with interests from contractual obligations ($0.2 million decrease between the periods).

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $27.7 million and working capital of $10.0 million.

Net cash used by operating activities totaled $24.9 million for the nine months ended September 30, 2026, compared to net cash used of $15.4 million during the nine months ended September 30, 2025, representing an increase of $9.6 million. The increase in net cash used by operating activities was mainly due to higher general and administrative expenses and exploration costs, partially offset by improved financial results and changes in working capital, particularly accounts payable and accrued expenses, reflecting the timing of payments for expenses recognized in the period. Please refer to section “Results of Operations” above.

Net cash used in investing activities totaled $3.6 million for the nine months ended September 30, 2026, compared to net cash used of $7.9 million during the nine months ended September 30, 2025, representing a decrease in cash used of $4.3 million or 54%. The decrease primarily reflects:

●	A decrease of $3.2 million in the payments made in connection with the acquisition of our lithium processing plant ($2.5 million in 2026, compared to $5.7 million in 2025) mainly explained by the payments made in connection with the logistics to bring our lithium processing plant from South Africa to Brazil in 2025, a one-time event;

●	A decrease of $1.7 million in capitalization of exploration/development costs incurred during the nine months ended September 30, 2026 due to the reduction in the development activities in 2026 ($0.2 million in 2026, compared to $2.0 million for the nine months ended September 30, 2025), partially offset by;

●	An increase of $0.7 million due to the acquisition of land and mineral rights during the nine months ended September 30, 2026 ($0.8 million in 2026, compared to $0.1 million for the nine months ended September 30, 2025), mainly related to the acquisition of land for the Neves Project to support production activities and meet environmental obligations, as well as the acquisition of graphite mineral rights by the Company’s subsidiary Atlas Critical Minerals.

Net cash provided by financing activities totaled $20.3 million for the nine months ended September 30, 2026, compared to $28.7 million during the nine months ended September 30, 2025, representing a decrease in cash provided of $8.4 million or 29%. The decrease was due to the following financing activities that occurred during the nine months ended September 30, 2026:

●	Net proceeds of $11.3 million, after commissions and fees, from the sale of an aggregate of 2,185,197 shares of the Company’s common stock pursuant to the ATM Agreement, compared to net proceeds of $26.6 million from the sale of 5,384,868 shares under the ATM Agreement during the same period in 2025, partially offset by;

●	Net proceeds of $9.6 million from the sale of shares of Atlas Critical Minerals, a consolidated subsidiary of the Company, in connection with its capital raise associated with the listing of its common stock on the Nasdaq Capital Market, compared to net proceeds of $2.5 million during the same period in 2025; and

●	Leases payments of $260,437 during the period, compared to $139,312 in 2025.

We have historically incurred net operating losses and have not yet generated material revenues from the sale of products or services. As a result, our primary sources of liquidity have been derived through proceeds from the sales of our equity and the equity of one of our subsidiaries. We believe our cash and equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. If additional funds are needed to meet our working capital or capital expenditure requirements, we may access the ATM Agreement described in Note 5 to the Financial Statements, which allows us to raise capital over time as needed, subject to market conditions and the terms of the agreement. However, our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to identify areas for mineral exploration and the economic potential of such areas, the exploration and other drilling campaigns needed to verify and expand our mineral resources and reserves, the successful installation of our lithium processing facilities and availability of reserves at the estimated volume and grade, and our ability to attract talent. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2026 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026, as amended by Amendment No, 1 thereto filed on Form 10-K/A filed with the SEC on August 14, 2026.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement”.

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

Atlas Lithium Corporation

Signature	Title	Date

/s/ Marc Fogassa	Chief Executive Officer (Principal Executive Officer)	November 6, 2026
Marc Fogassa	and Chairman of the Board

/s/ Tiago Miranda	Chief Financial Officer (Principal Financial and	November 6, 2026
Tiago Miranda	Accounting Officer)

